Form 10-Q
period 1994-12-31
CRAIG CORP
filed 1995-02-21
CIK 110985

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 _____________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 1994

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------   --------------------------

                         Commission file number 1-6123


                               CRAIG CORPORATION
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                        95-1620188
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

550 South Hope Street
Suite 1825   Los Angeles  CA                               90071
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:   (213) 239-0555

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes  X   No
                    ---     ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  There were 4,321,970 shares of
                                                  ------------------------------
Common Stock, $0.25 par value per share, and 1,645,000 shares of Class A Common
- - - - -------------------------------------------------------------------------------
Preference Stock, $0.01 par value per share, as of February 16, 1995.
- - - - --------------------------------------------------------------------

================================================================================

                       CRAIG CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                          Page
                                                                          ----
PART 1.    Financial Information
- - - - -------

Item 1.    Financial Statements

    Consolidated Balance Sheets as of December 31, 1994 (Unaudited)
    and September 30, 1994.........................................          3

    Consolidated Statements of Earnings for Three Months Ended
    December 31, 1994 and 1993 (Unaudited).........................          4

    Consolidated Statements of Cash Flows for the Three Months
    Ended December 31, 1994 and 1993 (Unaudited)...................          5

    Notes to Consolidated Financial Statements.....................          6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................         13

PART 2.    Other Information
- - - - -------

Item 6.    Exhibits and Reports on Form 8-K........................         16

Signatures.........................................................         17

                       CRAIG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                  December 31,  September 30,
                                                      1994           1994
                                                  ------------   ------------
                                                   (In thousands of dollars)
ASSETS
- - - - ------

CURRENT ASSETS
Cash and cash equivalents                              $20,517        $21,205
Other current assets                                       867            150
                                                       -------        -------
     Total current assets                               21,384         21,355
Investments in affiliates                               48,335         47,575
Other long-term investment in affiliate                  8,042          7,756
Excess of cost over net assets acquired, net             2,330          2,347
Other assets                                               969            994
                                                       -------        -------
     Total assets                                      $81,060        $80,027
                                                       =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
- - - - ------------------------------------

CURRENT LIABILITIES
Accounts payable                                      $    289         $   77
Accrued expenses                                           346            326
                                                       -------        -------
         Total current liabilities                         635            403

Other long-term liabilities                                 92            104
Option to sell investment in affiliate                  14,650         14,650
Deferred tax liabilities                                 4,140          3,785

SHAREHOLDERS' EQUITY
Preferred stock, par value $.25,
 1,000,000 shares authorized, none issued                  ---            ---
Class A common preference stock, par value
 $.01, 10,000,000 shares authorized,
 1,645,000 issued and outstanding                           16             16
Class B common stock, par value $.01,
 20,000,000 shares authorized, none issued                 ---            ---
Common stock, par value $.25,
 7,500,000 shares authorized, 5,444,065
 shares issued                                           1,361          1,361
Additional paid-in capital                              30,793         30,793
Affiliate's unrealized security losses                    (134)          (171)
Retained earnings                                       40,821         40,400
Cost of 1,064,095 treasury shares                      (11,314)       (11,314)
                                                       -------        -------

         Total shareholders' equity                     61,543         61,085
                                                       -------        -------
Commitments and contingencies

Total liabilities and shareholders' equity            $ 81,060        $80,027
                                                      ========        =======

          See accompanying notes to consolidated financial statements.

                       CRAIG CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS

                                      Three Months Ended
                                          December 31,
                                       1994       1993
                                  -------------------------
                                  (In thousands of dollars,
                                  except per share amounts)

Service income                        $  375    $    --
Equity in earnings of affiliates         723      1,771
Interest and dividend income             408         91
                                      ------    -------

                                       1,506      1,862
                                      ------    -------

 Costs and expenses:
  Loss on long term investment            --      6,495
  Operating, general and
    administrative expenses              730        594
  Interest expense                        --        200
                                      ------    -------

                                         730      7,289
                                      ------    -------

Earnings (loss) before taxes             776     (5,427)
Provision (benefit) for taxes            355     (2,150)
                                      ------    -------

Net earnings (loss)                      421     (3,277)
                                      ------    -------

Earnings (loss) per common and
 common equivalent share              $ 0.07    $ (0.52)
                                      ------    -------


 See accompanying notes to consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Three Months Ended
                                                                     December 31,
                                                                     1994     1993
                                                               ------------------------
                                                               (In thousands of dollars)
OPERATING ACTIVITIES
 Net earnings (loss)                                              $   421     $(3,277)
  Adjustments to reconcile net earnings (loss) to
   net cash provided by operating activities:
    Loss on long-term investment                                       --       6,495
    Depreciation                                                       25          26
    Amortization of excess purchase price                              17         136
    Amortization of deferred finance costs                             --          10
    Undistributed earnings of affiliates                             (723)     (1,771)
    Increase (decrease) in deferred taxes                             355      (2,150)
    Changes in operating assets and liabilities:
     Decrease (increase) in other current assets                     (369)        (81)
     Decrease (increase) in other assets                               --         (62)
     Increase (decrease) in accrued liabilities                       220          (7)
                                                                  -------     -------
 Net cash (used) in operating activities                              (54)       (681)

INVESTING ACTIVITIES
 Acquisition of stock investments                                    (634)         --
                                                                  -------     -------
 Net cash provided (used in) investing activities                    (634)         --

FINANCING ACTIVITIES
 Proceeds from issuance of long-term debt                              --         200
                                                                  -------     -------
 Net cash provided by financing activities                             --         200

(Decrease) in cash and cash equivalents                              (688)       (481)
Cash and cash equivalents at beginning of period                   21,205         727
                                                                  -------     -------
Cash and cash equivalents at end of period                        $20,517     $   246
                                                                  =======     =======

SUPPLEMENTAL DISCLOSURES:

Interest paid during the three months ended December 31, 1994 and 1993 was $0 and $185,000, respectively.

          See accompanying notes to consolidated financial statements.

                       CRAIG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- - - - ---------------------------------------------------


Basis of Presentation and Principle of Consolidation
- - - - ----------------------------------------------------

The consolidated financial statements include the accounts of Craig Corporation and its wholly-owned subsidiaries (the "Company"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of December 31, 1994 and September 30, 1994, the results of operations for the three months ended December 31, 1994 and 1993, and its cash flows for the three months ended December 31, 1994 and 1993. The results of operations for the three month period ended December 31, 1994 and 1993 are not necessarily indicative of the results of operations to be expected for the entire year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required to be in conformity with generally accepted accounting principles. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1994 and for the year then ended.

Investments in affiliates in which the Company holds a 20 to 50 percent ownership interest are accounted for using the equity method (Notes 2 and 3).

Cash and Cash Equivalents
- - - - -------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Current Marketable Securities
- - - - -----------------------------

Current marketable equity securities are carried at the lower of their aggregate cost or market value.

Earnings Per Share
- - - - ------------------

Earnings per share is based on 6,024,970 and 6,336,374, the weighted average number of shares of common stock outstanding during the three months ended December 31, 1994 and 1993, respectively. Common stock equivalents (stock options) have been excluded from the computations because the effect on such computation was not significant or was anti-dilutive in the periods reported.

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

NOTE 2 - INVESTMENTS IN AFFILIATES
- - - - ----------------------------------


The Company's investments in affiliates at December 31, 1994 and September 30, 1994 consist of the following (in thousands):

         Ownership
         ---------
             %                                     1994       1993
         ---------                                ------     ------
         50.0%        Stater Bros. Holdings Inc.   $17,326   $16,467
         47.0%        Reading Company               31,009    31,108
                                                   -------   -------
                                                   $48,335   $47,575
                                                   =======   =======

Stater
- - - - ------

Investments in affiliates include the Company's 50% interest (48% voting interest) in Stater Bros. Holdings Inc. ("SBH" and collectively with its operating subsidiaries, "Stater"). The remaining 50% interest (52% voting interest) in Stater is owned by La Cadena Investments ("La Cadena"), a general partnership consisting of key management executives of Stater.

In 1994, the Company received $14.65 million from SBH pursuant to an agreement which pertains to an option granted by the Company to Stater, which in turn provides the means by which the Company's continuing 50% economic interest in Stater may, in the future, be acquired by Stater, at Stater's option. The $14.65 million received is included in the balance sheet as a deferred credit under the caption "Option to sell investment in affiliate. The option exercise price at March 8, 1994 amounted to $60 million, which adjusts upwards at an annual rate of approximately 8.833%. The option has an initial term of two years, but may be extended for ten additional years if Stater converts the Company's common stock interest in SBH to preferred stock prior to March 8, 1996. The reciprocal option rights held by the Company and La Cadena Investments under the existing Shareholder Agreement are suspended for the life of the option. The preferred stock, if issued prior to the end of two years, will have a liquidation preference of approximately $69.4 million and a cumulative dividend preference beginning at 10.5%, increasing to 12% after 78 months, and further increasing every twelve months thereafter by an additional 1%, to a terminal cumulative dividend rate of 15%. In the event dividends on the preferred stock for two or more quarterly dividend periods remain unpaid by SBH, the Company will have the right to elect a majority of the Board of Directors. The Company has the right to have the preferred stock redeemed at any time following the fifteenth anniversary of the granting of the option.

Effective March 8, 1994, the Company entered into a consulting agreement with SBH pursuant to which the Company has agreed, among other things, to render consulting services for a five year period, for an annual fee of $1.5 million, payable quarterly. Included in service income and other current assets as of and for the three months ended is $375,000 earned and subsequently paid pursuant to this agreement.

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

Stater files the required periodic reports with the Securities and Exchange Commission (SEC). Copies of these reports are available from the SEC. Summarized unaudited financial information of Stater is as follows:

                                        December 25,   September 25,
                                            1994           1994
                                        ------------   -------------
                                             (In thousands)
CONDENSED BALANCE SHEET

Current assets                              $150,621        $151,108
Property, plant and equipment, net           111,500         111,645
Other assets                                  44,248          43,736
Current liabilities                          108,298         109,686
Long-term debt                               173,902         174,187
Other liabilities                             15,765          15,765
Shareholders' common equity                    8,404           6,851

The payment of dividends by Stater to the Company are restricted subject to various financial covenants in the Stater credit agreements.


CONDENSED STATEMENT OF INCOME

                                    Thirteen Weeks Ended
                                    --------------------
                                    Dec. 25,    Dec. 26,
                                        1994       1993
                                    ---------   --------
                                       (In thousands)
                                    --------------------
Revenues                             $390,642   $382,652
Costs and expenses                    380,324    371,627
Depreciation and amortization           2,801      2,636
Interest expense, net                   4,928      2,494
Income before taxes and
  extraordinary items                   2,589      5,895
Income taxes                            1,036      2,476
Income before cumulative effect
  of change in accounting               1,553      3,419
Cumulative change in
  accounting for income taxes              --        372
  Net income (loss)                  $  1,553   $  3,791

Reading
- - - - -------

At December 31, 1994, the Company holds 2,334,957 shares with a purchase price of $31,635,000. Based on the closing price per share of Reading at December 31, 1994 of $11.125, the aggregate market value of the Company's investment in Reading at that date was approximately $25,976,000.

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

Summarized financial information of Reading at December 31, 1994 and September 30, 1994 follows:

                                        Dec. 31,      Sept. 30,
                                          1994          1994
                                       -----------   -----------
                                       (Unaudited)   (Unaudited)
                                            (In thousands)

    CONDENSED BALANCE SHEET
      Current assets                      $47,111       $46,706
      Property and equipment                6,992         7,037
      Intangible assets                    16,453        16,640
      Other assets                          2,160         2,213
      Current liabilities                   3,760         3,414
      Other long-term liabilities           2,870         2,884
      Shareholders' common equity          66,086        66,298


At September 30, 1994 and December 31, 1994, Reading included as a separate component of shareholders' equity $364,000 and $286,000, respectively, reflecting the net adjustment for unrealized holding losses on available for sale securities. Accordingly, the Company has reflected its 47% ownership allocation of such valuation reserve as a separate component of shareholders' equity, titled affiliate's unrealized security losses, at December 31, 1994 and September 30, 1994.

   CONDENSED STATEMENT OF INCOME

                                     Three Months Ended
                                        December 31,
                                       1994       1993
                                    ----------   -------
                                        (Unaudited)
                                       (In thousands)

    Revenue:
      Theatre                          $3,176    $   --
      Other                               678     1,057
                                       ------    ------
                                        3,854     1,057

    Theatre costs                       3,000        --
    General and administrative          1,143     1,131
                                       ------    ------
                                        4,143     1,131

    Net (loss)                           (289)      (74)
                                       ------    ------

Reading files the required periodic reports with the Securities and Exchange Commission (SEC). Copies of these reports are available from the Reading.

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

NOTE 3 - OTHER LONG-TERM INVESTMENTS IN AFFILIATES
- - - - --------------------------------------------------

Long-term investments at December 31, 1994 and September 30, 1994 are as follows:

                                                        December   September
                                                          1994       1994
                                                        --------   ---------
Investments in Citadel Holding Corporation,
 (CHC), 667,012 and 592,712 shares of common
 stock, respectively                                      $1,842      $1,556

3% Cumulative Convertible Preferred stock
 in CHC, 1,329,112 shares                                  5,250          --

Note receivable from Citadel Realty Inc, a
 wholly owned subsidiary of CHC (collectively,
 "Citadel"), interest at prime plus 3%, due monthly          950       6,200
                                                          ------      ------
                                                          $8,042      $7,756
                                                          ======      ======

CHC, whose common stock is traded on the American Stock Exchange, was, prior to the restructuring of Fidelity Federal Bank, ("Fidelity"), a savings association holding company. In a restructuring in August 1994, CHC's equity interest in Fidelity was reduced to approximately 16%. Currently, CHC's assets consist principally of its ongoing interest in Fidelity, real estate and cash. At December 31, 1994 and September 30, 1994, the Company owned 667,012 (10%) and 592,712 (9%) shares of the outstanding CHC Common Stock.

The Company's investments in CHC (common and preferred stock) is classified as noncurrent, since it is not the Company's present intention to dispose of the investments during the next fiscal year. The closing price per share of CHC's common stock on the American Stock Exchange was $2.50 at December 31, 1994.

In October 1994, the Company increased the Company's common stock ownership to slightly more than 10% through the purchase of 74,200 shares from CHC for approximately $286,000. In addition, in November 1994 the Company agreed to acquire in satisfaction of $5.25 million of a $6.2 million outstanding indebtedness of Citadel to the Company, 1,329,114 shares of a newly issued CHC 3% Cumulative Convertible Preferred Stock. The preferred shares represent approximately 16.6% of the voting power of CHC and together with the common shares owned by the Company represent approximately 24.9% of the voting power of CHC as of December 31, 1994. In November 1994, a CHC shareholder filed an action against the Company, CHC and the directors of the CHC (two of the directors are also directors of the Company) regarding the issuance of these shares (note 6).

At September 30, 1994, the Company's 9% common stock investment in CHC was accounted for at the lower of cost or market value. Unrealized losses on such securities are reflected as an investment valuation reserve in a separate shareholders' account, except for market declines considered to be other than temporary. At September 30, 1994, the carrying value, as adjusted for market declines considered to be other than temporary, of CHC common stock amounted to $1.556 million or $2.625 per share. As described above the Company increased

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

its ownership and voting control in CHC to 24.9% through the purchase of common stock (an additional 1% common equity ownership) and preferred stock (representing 16.6% of the vote). Based on the increase in voting ownership in November 1994, the investment in CHC common stock meets the criteria for using the equity method of accounting at December 31, 1994. As a result of the Company's previous writedowns of the CHC common stock investment below CHC book value, considered to be other than temporary, no retroactive adjustment to the investment, results of operations or retained earnings was required.

The Preferred stock was issued to the Company pursuant to a Stock Purchase Agreement and Certificate of Designation which provides, among other things, that (i) the preferred shares carry a liquidation preference equal to their stated value and bear a cumulative (noncompounded) annual dividend equal to 3% of the stated value, (ii) are convertible under certain circumstances into shares of common stock of CHC, (iii) are redeemable at the option of CHC at any time after November 1997 and (iv) are redeemable (subject to Delaware limitations upon distributions to shareholders) at the option of the Company in the event of a change of control of CHC. For financial statement purposes the Company carries its preferred stock investment at cost amounting to $5.25 million as of December 31, 1994.


NOTE 4 - TAXES ON INCOME
- - - - ------------------------


The Company adopted SFAS No. 109 "Accounting for Income Taxes" effective October 1, 1992, without restating prior years financial statements. There was no cumulative effect on prior years from this change in accounting principle.

Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 1994 and September 30, 1993, the deferred tax liability components consisted of the following (in thousands):

                                                    December 31,    September 30,
                                                        1994             1994
                                                    -------------   --------------
      Deferred tax liabilities:
        Undistributed earnings from
          equity investments                             $12,420          $12,060
                                                         -------          -------
          Total deferred tax liabilities                  12,420           12,060
                                                         -------          -------
      Deferred tax assets:
        Unrealized capital loss from writedown
          of equity securities                            (7,680)          (7,680)
        Federal benefit of state taxes                      (575)            (545)
        Other                                               ( 25)             (50)
                                                         -------          -------
          Total deferred tax assets                       (8,280)          (8,275)
                                                         -------          -------
      Net Deferred tax liabilities                       $ 4,140          $ 3,785
                                                         -------          -------

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

As of December 31, 1994, the reported deferred tax assets are expected to be realized as an offset against reversing temporary differences which create net future tax liabilities.

The provision (benefit) for taxes on income is summarized below.

                       Three Months Ended
                          December 31,
                        1994       1993
                       -------   ---------
                         (In thousands)
     Current
          Federal      $    --    $    --
          State             --         --
                       -------    -------
     Deferred               --         --
                       -------    -------
          Federal          270     (1,660)
          State             85       (490)
                       -------    -------
                       $   355    $(2,150)
                       -------    -------

NOTE 5 - COMMON AND CLASS A COMMON PREFERENCE STOCK
- - - - ---------------------------------------------------

In December 1994, the Board of Directors provided authorization to the Company to repurchase up to $3 million of the Company's outstanding Common and/or Class A Common Preference stock. In February 1995, the Company repurchased 58,000 shares of Common stock at a purchase price of $525,000.


NOTE 6 - COMMITMENTS AND CONTINGENCIES
- - - - --------------------------------------

On November 7, 1994 an action was filed (as amended on November 14, 1994) against the Company, CHC and the Directors of CHC in the Delaware Court of Chancery. The Plaintiff claims that the individual defendants, directors of CHC, in the face of a purported proxy fight, breached their fiduciary duties by causing CHC to issue shares of common stock and preferred stock to the Company for purposes of perpetuating the individual defendants as directors of CHC. Two of the directors of CHC are also directors of the Company. The Company is alleged to knowingly have participated in the purported breaches of fiduciary duty by the director defendants. The complaint contains no specific claim for monetary damages but does request rescission of the issuance of the shares.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The Company's investments in Stater Bros. Holdings Inc. ("SBH" and, collectively with its operating subsidiaries, "Stater") and Reading Company ("Reading") are included in the Company's Consolidated Financial Statements on the equity method of accounting. See Notes 1 and 2 of Notes to the Consolidated Financial Statements.

Results of Operations
- - - - ---------------------

   The following is a comparison of the results of operations for the three months ended December 31, 1994 (1994 Quarter) with the three months ended December 31, 1993 (1993 Quarter).

   The Company's net earnings for the 1994 Quarter was $421,000 or $0.07 per share, as compared with a net loss of $3,277,000 or $0.52 per share for the 1993 Quarter. Earnings before income taxes amounted to $776,000 in the 1994 Quarter as compared to a loss before income tax benefit of $5,427,000 in the 1993 Quarter. The 1993 Quarter net loss before the provision (benefit) for income taxes included a write-down of the Company's investment in Citadel Holding Corporation ("CHC") amounting to $6,495,000. Accordingly, the net loss before provision (benefit) for income taxes and loss on long-term investment in CHC amounted to $776,000 in the 1994 Quarter as compared to $1,068,000 in the 1993 Quarter.

Service Income
- - - - --------------

   Effective March 8, 1994, the Company entered into a consulting agreement with SBH pursuant to which the Company has agreed, among other things, to render consulting services for a five year period, for an annual fee of $1.5 million, payable quarterly. Included in service income for the 1994 Quarter is $375,000 earned pursuant to this agreement.

Equity in earnings of affiliates
- - - - --------------------------------

   Equity in earnings of affiliates reflects the Company's share of net earnings or losses of Stater and Reading before extraordinary items reported by the affiliate and after preferred dividends. The following table sets forth the contribution by affiliate of the equity in earnings or losses of affiliates:

         Equity in Earnings of Affiliates - Contribution by Affiliates
         -------------------------------------------------------------
                          ( In thousands of dollars)

                                            Three Months Ended
                                                 March 31,
                                               1994      1993
                                            --------   --------
SBH - reported as equity
earnings of affiliate                       $ 859        $1,806

Reading - reported as equity
earnings of affiliate                        (136)          (35)
                                            -----        ------
                                            $ 723        $1,771
                                            -----        ------

Stater
- - - - ------

   On March 8, 1994 the Company and Stater consummated a series of restructuring transactions. Concurrently with the closing of the restructuring transactions, Stater obtained $165 million in new debt, the proceeds of which were primarily used to retire certain outstanding indebtedness together with a prepayment premium, pay a dividend to the holders of SBH Common Stock, and to acquire an Option from the Company to purchase the Common Stock of SBH held by the Company. This borrowing had the effect of increasing Stater's outstanding indebtedness from approximately $97.7 million at December 1993 to $173.9 million at December 31, 1994. Accordingly, Stater interest expense increased in the 1994 Quarter to $5.073 million from $2.518 million in the 1993 Quarter. SBH reported net income of $1.553 for the 1994 Quarter as compared to $3.791 million for the 1993 Quarter.

   Stater sales amounted to $390.6 million for the 1994 Quarter, an increase of 2.1% when compared to $382.7 million for the 1993 Quarter. Sales from like stores increased .18% for the 1994 Quarter, compared to the same period in 1993. Stater operated 111 stores at December 25, 1994 and 109 stores at December 26, 1993. Stater's gross profits for the 1994 Quarter amounted to $86.7 million or 22.2% of sales compared to $83.2 million or 21.7% of sales in the 1993 Quarter. The increase in gross profits was due to increased efficiencies in Stater's warehousing and transportation departments and the introduction of higher gross margin categories, such as prepackaged gourmet vegetables and fresh cut flowers.

   Selling, general and administrative expenses increased $3.9 million in the 1994 Quarter to $76.0 million or 19.45% of sales as compared to $72.1 million or 18.85% of sales in the 1993 Quarter. The increase in the 1994 Quarter is attributable to various factors, including 1) the elimination of a non-recurring reduction in union benefits amounting to $3.8 million included in the 1993 Quarter and 2) the increase of operating expenses from two additional supermarkets that were opened since the 1993 Quarter.

   Stater's operating cash flow (defined as operating profit plus depreciation and amortization) was approximately $10.3 million in the 1994 Quarter as compared to approximately $11.0 million for the 1993 Quarter.

   Stater's net income results in the 1993 Quarter includes a credit of approximately $372,000 resulting from Stater's adoption of the Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes".

Reading
- - - - -------

   On August 17, 1994, Reading acquired Theater Acquisitions of Puerto Rico, Inc. ("TAPR") for an aggregate purchase price of approximately $22.7 million. TAPR operates motion picture exhibition theaters in six leased locations with a total of 36 screens in the Commonwealth of Puerto Rico currently under the Wometco Theaters name.

   For the 1994 Quarter, Reading incurred a net loss of approximately $289,000 (the Company's share amounting to approximately $136,000), as compared to a net loss of $74,000 in the 1993 Quarter (the Company's share amounting to $35,000). Cash flow (defined as net income (loss) before depreciation and amortization) increased approximately $200,000 in the 1994 Quarter as compared to the 1993 Quarter. Cash flow approximated $125,000 in the 1994 Quarter as compared to a negative cash flow of $74,000 in the 1993 Quarter. General and administrative expenses were consistent between the 1993 and 1994 Quarters.

   Reading's significant increase in revenue in the 1994 Quarter reflects inclusion of the operating results of TAPR which the Reading acquired in 1994. TAPR recorded revenues in the 1994 Quarter of $3.2 million and theater cash flow (theater revenues less direct theater expenses before depreciation, amortization, general administrative expense of approximately $592,000.

   At December 31, 1994, Reading has significant liquidity including $44.9 million of cash and available for sale securities. In addition, Reading has no debt outstanding. Reading intends to continue to expand its theater exhibition business. Reading, together with the Company, is currently reviewing the possibility of making a joint bid to acquire a major European theater exhibition circuit, MGM Cinemas, currently held for sale by Credit Lyonnais.

Citadel
- - - - -------

   At September 30, 1994, the Company reported its common stock investment in CHC at $2.625 per share or $1.556 million. In October 1994 the Company increased the Company's common stock ownership in CHC to slightly more than 10% through the purchase from CHC of 74,200 common shares for approximately $286,000. In addition, in November 1994, the Company agreed to acquire in satisfaction of $5.25 million of a $6.2 million outstanding indebtedness of Citadel to the Company, 1,329,114 shares of a newly issued CHC 3% Cumulative Convertible Preferred Stock. The preferred shares represent approximately 16.6% of the voting power of CHC and together with the common shares owned by the Company represent approximately 24.9% of the voting power of CHC as of December 31, 1994. Included in other long-term investments at December 31, 1994 is the Company's common stock investment in CHC amounting to $1.842 million.

   The preferred stock was issued to the Company pursuant to a Stock Purchase Agreement and Certificate of Designation which provides, among other things, that (i) the preferred shares carry a liquidation preference equal to their stated value and bear a cumulative (noncompounded) annual dividend equal to 3% of the stated value, (ii) are convertible under certain circumstances into shares of common stock of Citadel, (iii) are redeemable at the option of CHC at any time after November 1997 and (iv) are redeemable (subject to Delaware limitations upon distributions to shareholders) at the option of the Company in the event of a change of control of CHC. For financial statement purposes the Company carries its preferred stock investment at cost amounting to $5.25 million as of December 31, 1994.

Operating, general and administrative expenses
- - - - ----------------------------------------------

   Operating, general and administrative expenses of the Company increased from $679,000 in the 1993 Quarter to $730,000 in the 1994 Quarter. The increase is primarily attributable to an increase in professional fees and wages.

Interest income and expense
- - - - ---------------------------

   Interest and dividend income increased in the 1994 Quarter to $408,000 as compared to $91,000 in the 1993 Quarter. In the 1994 Quarter interest income was earned on the Company's cash investments in institutional money market mutual funds as well as, for a portion of the 1994 Quarter, a $6.2 million loan accruing interest at prime plus 3% to Citadel. As described above, the Company agreed to acquire preferred stock in satisfaction of payment of $5.25 million of the Company's outstanding receivable due from Citadel in November 1994.

   Interest expense was eliminated in the 1994 Quarter as a result of the expiration of the Company's credit agreement upon the repayment of $14 million in debt obligations in March 1994.

Liquidity
- - - - ---------

    At December 31, 1994 the Company has significant liquidity and no debt outstanding. Cash and cash equivalents totaled approximately $20.5 million.
The Company is currently reviewing along with its 47% affiliate, Reading, a number of potential opportunities to redeploy its assets into one or more operating companies. In addition, the Board of Directors in December 1994 provided authorization to the management of the Company to spend up to $3 million to purchase from time to time shares of the Company's Common and/or Class A Common Preference Stock. In connection with this authorization, the Company repurchased 58,000 shares of Common Stock in February 1995 at a purchase price of approximately $525,000.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        No reports on Form 8-K were filed during the quarter ended December 31, 1994.

                                  SIGNATURES
                                  ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CRAIG CORPORATION
                                 -----------------

                                 By: /s/ S. Craig Tompkins
                                     ------------------------
                                     President
                                     February 20, 1995

                                 By: /s/ Robin W. Skophammer
                                     ------------------------
                                     Chief Financial Officer
                                     February 20, 1995