Form 10-Q
CRAIG CORP
filed 1995-05-22
CIK 110985

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 _____________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1995

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

                Yes    x            No  ______
                    -------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 4,289,970 shares of
                                                  ------------------------------
Common Stock, $0.25 par value per share, and 1,645,000 shares of Class A Common
-------------------------------------------------------------------------------
Preference Stock, $0.01 par value per share, as of May 12, 1995.
----------------------------------------------------------------


================================================================================

                       CRAIG CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                        Page
                                                                        ----
PART 1.  Financial Information
------

Item 1.  Financial Statements

     Consolidated Balance Sheets as of March 31, 1995 (Unaudited)
       and September 30, 1994............................................  3

     Consolidated Statements of Operations for the Three and Six Months
       Ended March 31, 1995 and 1994 (Unaudited).........................  4

     Consolidated Statements of Cash Flows for Six Months Ended
       March 31, 1995 and 1994 (Unaudited)...............................  5

     Notes to Consolidated Financial Statements..........................  6

Item 2.  Management's Discussion and Analysis of the Consolidated
         Statements of Operations........................................ 14

PART 2.  Other Information
------

Item 6.  Exhibits and Reports on Form 8-K................................ 20

Signatures............................................................... 21

                       CRAIG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                March 31,   September 30,
                                                   1995         1994
                                                --------------------------
                                                (In thousands of dollars)
ASSETS
------------------------------------------

CURRENT ASSETS
Cash and cash equivalents                         $ 20,017     $ 21,205
Note receivable from affiliate                         950           --
Other current assets, including
  103 and 94 from affiliates, respectively             654          150
                                                   -------      -------
         Total current assets                       21,621       21,355
Investments in affiliates                           55,909       49,131
Note receivable from affiliate                          --        6,200
Excess of cost over net assets acquired, net         2,314        2,347
Other assets                                           944          994
                                                   -------      -------

         Total assets                             $ 80,788     $ 80,027
                                                   =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------

CURRENT LIABILITIES
Accounts payable                                  $    131     $     77
Accrued expenses                                       233          326
                                                   -------       ------
         Total current liabilities                     364          403

Other long-term liabilities                             80          104
Option to sell investment in affiliate              14,650       14,650
Deferred tax liabilities                             4,440        3,785

SHAREHOLDERS' EQUITY
Preferred stock, par value $.25,
 1,000,000 shares authorized, none issued               --           --
Class A common preference stock, par value
 $.01, 10,000,000 shares authorized,
 1,645,000 issued and outstanding                       16           16
Class B common stock, par value $.01,
 20,000,000 shares authorized, none issued              --           --
Common stock, par value $.25,
 7,500,000 shares authorized, 5,444,065
 shares issued                                       1,361        1,361
Additional paid-in capital                          30,793       30,793
Affiliate's unrealized security losses                 (47)        (171)
Retained earnings                                   41,268       40,400
Cost of treasury shares, 1,154,095 and 1,064,095   (12,137)     (11,314)
                                                   -------      -------

         Total shareholders' equity                 61,254       61,085
                                                   -------      -------

Total liabilities and shareholders' equity        $ 80,788     $ 80,027
                                                   =======      =======

         See accompanying notes to consolidated financial statements.

                       CRAIG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Three Months Ended    Six Months Ended
                                               March 31,           March 31,
                                          1995        1994     1995        1994
                                          ----------------     ----------------
                                         (In thousands of dollars, except per
                                                     share amounts)


Service income from affiliate               $  375  $ 5,099    $  750  $ 5,099
Equity in earnings of affiliates               395    2,741     1,118    4,512
Interest and dividend income                   459      100       867      191
Other income                                    --    1,303        --    1,303
                                            ------  -------    ------  -------

                                             1,229    9,243     2,735   11,105
                                            ------  -------    ------  -------


Costs and expenses:
  Loss on long term investment                  --       --        --    6,495
  Operating, general and
    administrative expenses                    482      445     1,212    1,039
  Interest expense                              --      155        --      355
                                            ------  -------    ------  -------

                                               482      600     1,212    7,889
                                            ------  -------    ------  -------

Earnings before taxes
  and extraordinary item                       747    8,643     1,523    3,216
Provision for taxes                            300    2,900       655      750
                                            ------  -------    ------  -------

Net earnings before extraordinary item         447    5,743       868    2,466
Extraordinary item -
  Equity losses from affiliate's debt
  refinancing, net of $1,610 tax benefit        --   (2,408)       --   (2,408)
                                            ------  -------    ------  -------


Net earnings                                $  447  $ 3,335    $  868  $    58
                                            ======  =======    ======  =======

Earnings per common and
  common equivalent share
    Continuing operations                   $ 0.07  $  0.91    $ 0.14  $  0.39
    Extraordinary items                         --    (0.38)       --    (0.38)
                                            ------  -------    ------  -------

                                            $ 0.07  $  0.53    $ 0.14  $  0.01
                                            ======  =======    ======  =======



         See accompanying notes to consolidated financial statements.

                       CRAIG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Six Months Ended
                                                                     March 31,
                                                                  1995         1994
                                                               ----------------------
                                                               (In thousands of dollars)
OPERATING ACTIVITIES

 Net Earnings                                                   $    868   $     58
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Loss on long-term investment                                    --      6,495
     Amortization of excess purchase price                            33        233
     Amortization of deferred finance costs                           --         24
     Undistributed earnings of affiliates                         (1,118)      (494)
     Depreciation                                                     46         48
     Decrease in deferred tax liability                              655     (1,200)
     Changes in operating assets and liabilities:
      (Increase) decrease in other current assets                   (504)       200
      (Increase) decrease in other assets                            (10)        20
      (Decrease) increase in accounts payable                        (63)      (108)
      (Decrease) increase in income tax liability                     --        340
                                                                 -------    -------

 Net cash provided by (used in) operating activities                 (93)     5,616

INVESTING ACTIVITIES
 Acquisition of stock of affiliate                                  (287)        --
 Redemption of long term investment                                   --      1,800
 Purchase of stock investment                                       (442)        --
 Sale of stock investment                                            457         --
                                                                 -------    -------

 Net cash provided by (used in) investing activities                (272)     1,800

FINANCING ACTIVITIES
 Treasury stock repurchase                                          (823)        --
 Option payment received                                              --      2,650
 Proceeds from issuance of long-term debt                             --        600
 Payments of long-term debt                                           --    (14,000)
 Dividend received from equity affiliate                              --     20,000
                                                                 -------    -------

 Net cash provided by financing activities                          (823)     9,250

Increase (decrease) in cash and cash
  equivalents                                                     (1,188)    16,666

Cash and cash equivalents at beginning
 of period                                                        21,205        727
                                                                 -------    -------

Cash and cash equivalents at end
 of period                                                      $ 20,017   $ 17,393
                                                                 =======    =======

SUPPLEMENTAL DISCLOSURES:
 Interest paid during the six months ended March 31, 1995 and 1994 was approximately $0 and $450,000, respectively.

          See accompanying notes to consolidated financial statements.

                       CRAIG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of Craig Corporation and its wholly-owned subsidiaries (the "Company"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of March 31, 1995 and September 30, 1994, the results of operations for the three months and six months ended March 31, 1995 and 1994, and its cash flows for the six months ended March 31, 1995 and 1994. The results of operations for the three and six month periods ended March 31, 1995 and 1994 are not necessarily indicative of the results of operations to be expected for the entire year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required to be in conformity with generally accepted accounting principles. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1994 and for the year then ended.

Investments in affiliates in which the Company holds a 20 to 50% percent voting ownership interest are accounted for using the equity method (Note 2).

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at March 31, 1995 and September 30, 1994 is approximately $19.3 million and $20.4 million, respectively, which is being held in institutional money market mutual funds.

Earnings Per Share
------------------

Earnings per share is based on 5,964,970 and 6,336,374        shares, the
weighted average number of shares of common stock outstanding during the three months ended March 31, 1995 and 1994, and 5,994,970 and 6,336,374 shares during the six months ended March 31, 1995 and 1994, respectively. Common stock equivalents (stock options) have been excluded from the computations because their dilutive effect, if any, is not material.

                      CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 2 - INVESTMENTS IN AFFILIATES
----------------------------------

The Company's investment in affiliates at March 31, 1995 and September 30, 1994 consist of the following (in thousands):

                                               March 31,       September30,
                                                 1995              1994
                                            ------------       ------------
Stater Bros. Holdings Inc.("SBH")             $  18,209          $ 16,467
Reading Company ("Reading")                      31,059            31,108
Citadel Holding Corporation ("CHC")               6,641             1,556
                                              ---------          --------
                                              $  55,909          $ 49,131
                                              ---------          --------

Stater
------

Investments in affiliates include the Company's 50% interest (48% voting interest) in Stater Bros. Holdings Inc. ("SBH" and collectively with its operating subsidiaries, "Stater"). The remaining 50% interest (52% voting interest) in Stater is owned by La Cadena Investments ("La Cadena"), a general partnership consisting of key management executives of Stater.

In 1994, the Company received $14.65 million from SBH pursuant to an agreement which pertains to an option granted by the Company to Stater, which in turn provides the means by which the Company's continuing 50% economic interest in Stater may, in the future, be acquired by Stater, at Stater's option. The $14.65 million received is included in the balance sheet as a deferred credit under the caption "Option to sell investment in affiliate". The option exercise price at March 8, 1994 amounted to $60 million, which adjusts upward at an annual rate of approximately 8.833%. The option has an initial term ending on March 8, 1996, but may be extended for ten additional years, if Stater converts the Company's common stock interest in SBH to preferred stock on or before March 8, 1996. The reciprocal option rights held by the Company and La Cadena Investments under the existing Shareholder Agreement are suspended for the life of the option. The preferred stock, if issued prior to the March 8, 1996, will have a liquidation value of $69.4 million and a cumulative dividend preference beginning at 10.5%, increasing to 12% after 78 months, and further increasing every twelve months thereafter by an additional 1%, to a terminal cumulative dividend rate of 15%. In the event dividends on the preferred stock for two or more quarterly dividend periods remain unpaid by SBH, the Company will have the right to elect a majority of the Board of Directors. The Company has the right to have the preferred stock redeemed at any time following the fifteenth anniversary of the granting of the option.

Effective March 8, 1994, the Company entered into a consulting agreement with SBH pursuant to which the Company has agreed, among other things, to render consulting services to SBH for a five year period. SBH has the right to terminate the agreement without a refund of any amounts previously paid if it exercises the option described above and acquires the Company's interest in SBH. In accordance with this agreement, SBH paid the Company $5 million in March 1994 and committed to pay $1.5 million a year, payable quarterly, through the term of the agreement. Included in service income from affiliate for the three months and six months ended March 31, 1995 is $375,000 and $750,000 and $5,099,000 for the six months ended March 31, 1994 earned pursuant to this agreement.

Stater files periodic reports with the Securities and Exchange Commission (SEC). Copies of these reports are available from the SEC. Summarized unaudited financial information of Stater for the thirteen and twenty-six week periods ended March 26, 1995 and March 27, 1994 is as follows:

                                            March 26,     September 30,
                                               1995          1994
                                            ---------------------------
                                                 (in thousands)
CONDENSED BALANCE SHEET

   Current assets                           $  150,429      $  151,108
   Property, plant and equipment, net          111,896         111,645
   Other assets                                 44,830          43,736
   Current liabilities                         107,775         109,686
   Long-term debt                              173,611         174,187
   Other liabilities                            15,765          15,765
   Shareholders' common equity                  10,004           6,851

The payment of dividends by Stater to the Company is restricted subject to various financial covenants in the Stater credit agreements.

CONDENSED STATEMENTS OF OPERATIONS

                                       Thirteen Weeks Ended           Twenty-Six Weeks Ended
                                       March 26,   March 27,          March 26,    March 27,
                                           1995      1994               1995         1994
                                       ------------------------------------------------------
Revenues                               $390,574    $385,765           $781,216     $768,417
Costs and Expenses                      380,062     372,339            760,386      743,966
Standstill agreement                         --       4,000                 --        4,000
Depreciation and amortization             2,875       2,810              5,676        5,446
Interest expense, net                     4,973       3,055              9,901        5,549
Income before taxes and
  extraordinary items                     2,664       3,561              5,253        9,456
Income taxes                              1,064       1,495              2,100        3,971
Cumulative change in
  accounting for income taxes                --          --                 --          372
Extraordinary loss from early
  debt extinguishment                        --       8,036                 --        8,036
Net income (loss)                         1,600     (5,970)              3,153      (2,179)

Reading
-------

At March 31, 1995 and September 30, 1994, the Company held 2,334,957 shares of Reading with a purchase price of $31,365,000. Based on the closing price per share of Reading at March 31, 1995 of $11.00, the aggregate market value of the Company's investment in Reading at that date was approximately $25,685,000.

Summarized financial information of Reading for the three and six months ended March 31, 1995 and 1994 are as follows (in thousands):

CONDENSED BALANCE SHEETS

                                   March 31, 1995       December 31, 1994
                                   --------------------------------------
                                              (in thousands)
 Current assets                     $  46,710              $  47,111
 Property and equipment,net             6,997                  7,006
 Intangible assets                     16,226                 16,453
 Other assets                           2,144                  2,146
 Current liabilities                    2,942                  3,728
 Other long-term liabilities            2,941                  2,902
 Shareholders' common equity           66,194                 66,086

At March 31, 1995 and December 31, 1994, Reading included as a separate component of shareholders' equity $99,000 and $286,000, respectively, reflecting the net adjustment for unrealized holding losses on available for sale securities. Accordingly, the Company has reflected its 47% ownership allocation of such valuation reserve as a separate component of shareholder's equity, titled affiliate's unrealized security losses.

CONDENSED STATEMENTS OF OPERATIONS

                                    Three Months Ended           Six Months Ended
                                         March 31,                   March 31,
                                    1995           1994          1995        1994
                                   ------------------------------------------------
 Revenues
  Theatre                         $  3,205      $     --      $   6,381   $     --
  Other                                603           755          1,281      1,812
                                  --------      --------      ---------   --------
                                     3,808           755          7,662      1,812

 Theatre costs                       2,805            --          5,805         --
 General and administrative            941           880          2,084      2,023
                                  --------      --------      ---------   --------
                                     3,746           880          7,889      2,023

 Net income (loss) before taxes         62          (125)          (227)      (211)
 Net income (loss)                     (79)         (125)          (368)      (199)

Reading files periodic reports with the Securities and Exchange Commission
(SEC).  Copies of these reports are available from Reading.

Citadel
-------

CHC, whose common stock is traded on the American Stock Exchange, was prior to the recapitalization of Fidelity Federal Bank, ("Fidelity"), the holding company for Fidelity. CHC is referred to collectively with its wholly owned subsidiaries as "Citadel". As a consequence of the refinancing in August 1994, Citadel's equity interest in Fidelity was reduced to approximately 16%. At March 31, 1995 Citadel's assets consisted of its ongoing interest in Fidelity, real estate and cash. At March 31, 1995 and September 30, 1994, the Company owned 667,012 (10%) and 592,712 (9%) shares of the outstanding CHC Common Stock. Based on the closing price of CHC's common stock of $2.06 at March 31, 1995, the aggregate market value of the Company's common stock interest in CHC at that date was approximately $1,374,000.

In October 1994, the Company increased its common stock ownership in CHC to slightly more than 10% through the purchase of 74,200 shares from CHC for approximately $286,000. In addition, in November 1994 the Company agreed to acquire, in satisfaction of $5.25 million of a $6.2 million outstanding indebtedness of Citadel to the Company, 1,329,114 shares of a newly issued CHC 3% Cumulative Convertible Preferred Stock. The preferred shares represent approximately 16.6% of the voting power of CHC at March 31, 1995, and together with the common shares owned by the Company represent approximately 24.9% of the voting power of CHC at March 31, 1995.

At September 30, 1994, the carrying value, as adjusted for market declines considered to be other than temporary, of CHC common stock amounted to $1.556 million or $2.625 per share. As described above, the Company increased its ownership and voting control in CHC to 24.9% through the purchase of common stock (an additional 1% common equity ownership) and preferred stock (representing 16.6% of the vote). Based on the increase in voting ownership, the investment in CHC common stock meets the criteria for using the equity method of accounting. As a result of the Company's previous writedowns of the CHC common stock investment below CHC book value, considered to be other than temporary, no retroactive adjustment to the results of operations was reported. For financial statement presentation, the Company continues to reflect writedowns considered to be other than temporary, recorded prior to December 31, 1994 in the statement as loss on long-term investments. In accordance with accounting for the investment under the equity method, the Company has reclassified its investment in CHC to investment in equity affiliates. Subsequent to the quarter ended March 31, 1995, CHC reported a net loss for its fourth quarter ended December 31, 1994 amounting to $8,890,000 and net income amounting to $1,346,000 for its first quarter ended March 31, 1995. Included in equity earnings from affiliates is the Company's portion of such operating results less preferred dividends amounting to a loss of $451,000.

Summarized financial information of CHC for the three months ended March 31, 1995 is as follows (in thousands):

                                       March 31, 1995  December 31, 1994
                                       --------------  -----------------

CONDENSED BALANCE SHEETS

Cash and cash equivalents               $  6,174           $  4,805
Investment in Fidelity Federal            13,405             13,405
Rental properties                         14,798             19,858
Other assets                               1,736              1,844
Mortgage liabilities                      10,174             13,896
Other liabilities                          6,755              8,178
Stockholder's equity                      19,184             17,838

Subsequent to March 31, 1995, CHC entered into a Stock Exchange and Settlement Agreement with a group of shareholders pursuant to which such shareholders purchased from CHC 1,295,000 shares of Fidelity Federal in consideration for $2.22 million, surrendering 660,000 shares of CHC stock held by such shareholders and the settlement of certain litigation. In addition, in May
1995 CHC sold for cash of approximately $9.7 million, its remaining investment in Fidelity Federal, which together with the proceeds from the sale made as part of the settlement transaction, approximated the carrying value of such Fidelity stock as of March 31, 1994.

                                            Three Months Ended
                                              March 31, 1995
                                            ------------------

CONDENSED STATEMENT OF OPERATIONS

Rental and other income                           $1,113
Real estate operating expenses                      (545)
Depreciation                                        (100)
Interest expense                                    (238)
General and administrative expenses                 (425)
Gain on sale of rental property                    1,541
                                                  ------
Net earnings                                      $1,346
                                                  ------

The Preferred stock was issued to the Company pursuant to a stock purchase Agreement and Certificate of Designation which provides, among other things, that (i) the preferred shares carry a liquidation preference equal to their stated value and bear a cumulative (noncompounded) annual dividend equal to 3% of the stated value, (ii) are convertible under certain circumstances into shares of common stock of CHC, (iii) are redeemable at the option of CHC at any time after November 1997 and (iv) are redeemable (subject to Delaware limitations upon distributions to shareholders) at the option of the Company in the event of a change of control of CHC. For financial statement purposes, the Company carries its preferred stock investment at cost amounting to $5.25 million as of March 31, 1995. Dividends earned and included in other current assets for the three months and six months ended March 31, 1995 amounted to approximately $39,000 and $62,000, respectively.

In November 1994, an action was filed against the Company, CHC and the directors of CHC in the Delaware Court of Chancery claiming that the individual defendants, directors of CHC (two of which are directors of the Company), in the face of a purported proxy fight, breached their fiduciary duties by causing CHC to issue shares of common stock and preferred stock to the Company for purposes of perpetuating the individual defendants as directors of CHC. The Company was alleged to knowingly have participated in the purported breaches of fiduciary duty by the director defendants. As of April 12, 1995, the Company entered into a Settlement Agreement with the plaintiff pursuant to which the Company agreed not to exercise the conversion feature of its preferred stock prior to February 4, 1996, without the prior approval of the CHC common shareholders. In consideration of this agreement by the Company, CHC granted the Company a two year option to purchase 660,000 shares of CHC common stock at a purchase price of $3.00 per share and agreed to reimburse the Company for its litigation costs in an amount not to exceed $75,000.

NOTE 3 - NOTE RECEIVABLE FROM AFFILIATE
---------------------------------------

At March 31, 1995, the Company is owed $950,000 in accordance with the terms of a credit agreement between the Company and Citadel. Such loan was paid in full in May 1995 and the credit agreement canceled.

NOTE 4 - TAXES ON INCOME
------------------------

At March 31, 1995 and September 30, 1994, the deferred tax liability components consisted of the following (in thousands):

                                   March 31, 1995     September 30, 1994
                                   --------------     ------------------
 Deferred tax liabilities:

   Undistributed earnings from
     equity investments              $12,640            $12,060
 Other                                    80                 --
   Total deferred tax liabilities     12,720             12,060
 Deferred tax assets:
   Unrealized capital loss from
    writedown of securities           (7,680)            (7,680)
   Federal benefit of state taxes       (575)              (545)
   Other                                 (25)               (50)
   Total deferred tax assets          (8,280)            (8,275)
                                     --------           --------
 Net deferred taxes                  $ 4,440            $ 3,785
                                     --------           --------

As of March 31, 1995, the reported deferred tax assets are expected to be realized as an offset against reversing temporary differences which create net future tax liabilities.

NOTE 5 - COMMON AND CLASS A COMMON PREFERENCE STOCK
---------------------------------------------------

In December 1994, the Board of Directors provided authorization to the Company to repurchase up to $3 million of the Company's outstanding Common and/or Class A Common Preference stock. During the three months ended March 31, 1995, the Company repurchased 90,000 shares of Common Stock at a purchase price of approximately $823,000.

NOTE 6 - SUBSEQUENT EVENT
-------------------------

On May 12, 1995, the Company and Reading Company ("Craig") submitted joint bids for the acquisition of two movie exhibition theater circuits located in Europe, both of which are owned by Credit Lyonnais S.A. ("CL"). The MGM United Kingdom ("MGM-UK") circuit operates 120 theaters in the United Kingdom and the Irish Republic and would be acquired by a newly formed company owned in part by the

Company, Reading and Virgin Communications Ltd., a member of the Virgin Group of Companies. The MGM Netherlands ("MGM-NL") circuit operates 22 theaters in the Netherlands. The Company believes that it is one of five finalists for the acquisition of MGM-UK and one of four finalists for the acquisition of MGM-NL. The bids for MGM-UK and MGM-NL are independent of one another. Even if the Company were to have submitted the highest bid for the circuits, no assurances can be given that either of the bids will be selected by CL or that either of the circuits will be acquired. Ultimate acquisition of the circuits is subject to, among other things, further negotiations, due diligence, documentation and approval of the French government. If the MGM-UK and MGM-NL acquisitions are completed, Craig would be required to utilize substantially all of its liquid funds and also be required to obtain additional corporate funding in order to fund its share of the acquisition price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The Company's investments in Stater Bros. Holdings Inc. ("SBH" and, collectively with its operating subsidiaries, "Stater"), Reading Company (collectively with its operating subsidiaries, "Reading") and Citadel Holding Corporation ("CHC" and, collectively with its operating subsidiaries "Citadel") are included in the Company's Consolidated Financial Statements on the equity method of accounting. See Notes 1 and 2 of Notes to the Consolidated Financial Statements.

Results of Operations
---------------------

    The following is a comparison of the results of operations for the three months ended March 31, 1995 (1995 Quarter) with the three months ended March 31, 1994 (1994 Quarter) and a comparison of the results of operations for the six months ended March 31, 1995 (the "1995 Six Months") with the six months ended March 31, 1994 (the "1994 Six Months").

    The Company's net earnings for the 1995 Quarter was $447,000 or $0.07 per share, as compared with net earnings of $3,335,000 or $0.53 per share for the 1994 Quarter. The net earnings for the 1995 Six Months was $868,000 or $0.14 per share, as compared to $58,000 or $0.01 per share for the 1994 Six Months. The 1994 Quarter and Six Months includes an extraordinary charge amounting to $2.4 million or $0.38 per share representing the Company's share of after tax debt refinancing costs included in Stater's operating results.

    The Company's operating results have varied significantly reflecting the Company's share of the operating results of its equity affiliates, Stater, Reading and Citadel. Comparisons between the Quarters and Six Months is difficult due to (i) the Stater restructuring that occurred in March 1994, (ii) the acquisition by Reading of TAPR, and (iii) the increase by the Company of its voting interest in Citadel to the position where it is appropriate to report such interest on the equity method of accounting.

    The Stater restructuring consisted of a series of transactions which resulted in the Company receiving $30 million in proceeds during the 1994 Quarter. The net income decrease in the 1995 Quarter as compared to the 1994 Quarter is principally a result of the 1994 Quarter inclusion of $5 million of revenue reported with respect to proceeds received from SBH pursuant to a consulting agreement executed in March 1994, and a gain of approximately $1.3 million on the sale of property, offset in part by the respective provision for income taxes. The impact of these items to the reported 1994 Six Month net income was offset by a charge of $6,495,000 pertaining to a writedown of the Company's investment in CHC during the first quarter ended December 31, 1994.

Service Income
--------------

    In connection with the SBH restructuring consummated in March 1994, the Company entered into a consulting agreement with SBH pursuant to which the Company has agreed, among other things, to render consulting services for a five year period. In accordance with this agreement, SBH paid the Company $5 million in March 1994 and committed to remit $1.5 million a year, payable quarterly, through the term of the agreement. SBH has the right to terminate the agreement without a refund of any amounts previously paid if it exercises the option discussed below and acquires the Company's interest in SBH. Included in service income for the 1995 and 1994 Quarter is $5,099,000 and $375,000, respectively earned pursuant to that agreement.

Equity in earnings of affiliates
--------------------------------

    Equity in earnings of affiliates reflects the Company's share of net earnings or losses of Stater, Reading and Citadel before extraordinary items reported by the affiliate and after preferred dividends. The following table sets forth the contribution by affiliate of the equity in earnings or losses of affiliates:

         Equity in Earnings of Affiliates - Contribution by Affiliates
         -------------------------------------------------------------
                          ( In thousands of dollars)

                                    Three Months Ended    Six Months Ended
                                         March 31,             March 31,
                                      1995      1994        1995      1994
                                   --------------------   ------------------
   SBH - reported as equity
   earnings of affiliate             $   883   $ 2,799    $ 1,742   $ 4,605

   CHC - reported as equity
   earnings of affiliate                (451)       --       (451)       --

   Reading - reported as equity
   earnings of affiliate                 (37)      (58)      (173)      (93)
                                     -------   -------    -------   -------
     Equity earnings                     395     2,741      1,118     4,512

   SBH - reported as extra-
   ordinary item                          --    (4,018)        --    (4,018)
                                     -------   -------    -------   -------
     Contribution by affiliates      $   395   $(1,277)   $ 1,118   $   494
                                     -------   -------    -------   -------

Stater
------

    On March 8, 1994, the Company and Stater consummated a series of restructur ing transactions. Concurrently with the closing of the restructuring transac tions, Stater obtained $165 million in new debt, the proceeds of which were primarily used to retire certain outstanding indebtedness together with a prepayment premium, pay a dividend to the holders of SBH Common Stock, and to acquire an option from the Company to purchase the SBH Common Stock held by the Company. The significant increase in debt resulted in Stater interest expense increasing in the 1995 Quarter to $5.1 million from $3.1 million in the 1994 Quarter. SBH reported net income of $1.6 for the 1994 Quarter as compared to a net loss of $6.0 million for the 1994 Quarter and reported net income of approximately $3.2 million for the 1995 Six Months as compared to a net loss of $2.2 million for the 1994 Six Months.

    Stater sales amounted to $390.6 million for the 1995 Quarter, an increase of 1.25% when compared to $385.8 million for the 1994 Quarter. Sales for the 1995 Six Months increased 1.67% and amounted to $781.2 million compared to $768.4 million for the 1994 Six Months. Sales from like stores decreased .8% for the 1995 Quarter and decreased .31% for the 1995 Six Months, compared to the same periods in 1994. Stater operated 111 stores at March 26, 1995 and 109 stores at March 27, 1994.

Stater's gross profits for the 1995 Quarter amounted to $86.2 million or 22.07% of sales compared to $86.5 million or 22.41% of sales in the 1994 Quarter. The decrease in gross profits was due to a reduction in calendar year end forward buying opportunities available to Stater, which typically increase gross profits during the quarters ended March. For the 1995 Six Month period, gross profit increased to $172.9 million or 22.13% of sales compared to $169.6 million or 22.07% of sales in the 1994 Six Months. The increase in gross profits for the 1995 Six Months is due to increased efficiencies in Stater's warehousing and transportation departments and the introduction of higher gross margin products, such as prepackaged gourmet vegetables and fresh cut flowers and a decrease in sustained competitive activity in the current year when compared to the 1994 Six Months.

    Selling, general and administrative expenses for the 1995 Quarter increased $2.4 million and amounted to $75.4 million or 19.31% of sales compared to $73 million or 18.91% of sales in the 1994 Quarter. Selling, general and administra tive expenses increased $6.3 million in the 1995 Six Months to $151.4 million or 19.38% of sales as compared to $145.1 million or 18.88% of sales in the 1994 Six Months. The 1995 Quarter and Six Months were negatively impacted by increased costs in paper and plastic bags and related store supplies. Such increases were offset, in part, by improved efficiencies in labor and reductions in worker's compensation and general liability insurance expenses. Selling, general and administrative expenses in the 1994 periods reflect reductions in employer contributions to collective bargaining expenses of $3.3 million for the quarter and $7.1 million for the Six Months. Stater reached a three year agreement in October 1993 with the Retail Clerks collective bargaining unit. In addition to wage increases, the agreement with the Retail Clerks collective bargaining unit provided for a credit of $13 million against future employer contributions for benefits for employees covered by such collective bargaining unit. Such credit was recovered monthly through fiscal 1994 and the entire credit was recovered by September 1994.

    Stater interest expense amounted to $5.1 million and $3.1 million for the 1995 and 1994 Quarters, respectively. For the 1995 Six months, interest expense amounted to $10.2 million as compared to $5.6 million for the 1994 Quarter. The increase in interest expense is due to additional debt incurred to facilitate the March 1994 recapitalization, in which the Company received approximately $42 million in proceeds.

    Stater's income before the cumulative effect of a change in accounting for income taxes and extraordinary item for the 1995 and 1994 Quarters amounted to $1.6 million and $2.1 million, respectively, and for the 1995 and 1994 Six Months amounted to $3.2 million and $5.5 million, respectively.

    Stater's net income results in the 1993 Quarter includes a credit of approximately $372,000 resulting from Stater's adoption of the Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes".

    In connection with the March 8, 1994 Restructuring, Stater entered into a series of transactions that included the sale of $165 million of 11% Senior Notes due 2001 and the early retirement of certain other financings. The net proceeds from the debt refinancing were used to consummate the Restructuring and replace outstanding Stater debt of $96.7 million. In connection with the early redemption of Stater's outstanding debt securities, Stater recorded an extraordinary charge of $8 million, net of tax benefits amounting to $5.9 million, for costs related to the redemption premium to holders of the previous outstanding senior notes which were replaced. Accordingly, the Company has reported its 50% share of Stater's debt retirement costs as an extraordinary item.

    Net income for the 1995 Quarter amounted to $1.6 million compared to a net loss of $6 million for the 1994 Quarter. For the 1995 Six Months, Stater reported net income of $3.2 million, compared to a net loss of $2.2 million in the 1994 Six Months.

Reading
-------

    On August 17, 1994, Reading acquired Theater Acquisitions of Puerto Rico, Inc. ("TAPR") for an aggregate purchase price of approximately $22.7 million. TAPR operates motion picture exhibition theaters in six leased locations with a total of 36 screens in the Commonwealth of Puerto Rico currently under the Wometco Theaters name. Accordingly, the operating results of TAPR are only included in the operating results of Reading for the 1995 Quarter and Six Months. Additionally, TAPR's business is seasonal and the 1995 Quarter has historically provided less than a proportionate share of annual revenues and earnings. Therefore, the results of TAPR included in the 1995 Quarter and Six Months may not be indicative of TAPR's annual operating results.

    For the 1995 Quarter, Reading incurred a net loss of approximately $79,000 (the Company's share amounting to approximately $37,000), as compared to a net loss of $125,000 in the 1994 Quarter (the Company's share amounting to $58,000). The Company's share of net losses from Reading amounted to 173,000 for the 1995 Six Months as compared to $93,000 for the 1994 Six Months.

    Revenues in the 1995 Quarter increased $3,053,000 to $3,808,000 from $755,000 in the 1994 Quarter. As discussed above, Reading's significant increase in revenue in the 1994 Quarter reflects inclusion of the operating results of TAPR which the Reading acquired in 1994. The increase in Reading's revenues was offset somewhat by a decrease in interest and dividend revenue due to lower investable fund balances (due mainly to the $22.7 million cash purchase of TAPR), offset in part, by higher interest yields.

    Reading general and administrative expenses increased in the 1995 Quarter $61,000 from $880,000 in the 1994 Quarter. This was due to the addition of approximately $281,000 associated with TAPR's general and administrative expenses offset partially by a reduction in professional fees of approximately $52,000 and a $148,000 decrease in development expenses related to the Oz Resort totaling $186,000 which were included in the 1994 Quarter.

    At March 31, 1995, Reading has significant liquidity including $45.3 million of cash and available for sale securities. In addition, Reading has no debt outstanding. Reading intends to continue to expand its theater exhibition business. Reading, together with the Company, is currently making a joint bid to acquire a major European theater exhibition circuit, MGM Cinemas, currently held for sale by Credit Lyonnais. See "Liquidity".

Citadel
-------

    At September 30, 1994, the Company reported its common stock investment in CHC at $2.625 per share or $1.556 million. The book value of CHC at such date was $3.26. In October 1994, the Company increased the Company's common stock ownership in CHC to slightly more than 10% through the purchase from CHC of 74,200 common shares for approximately $286,000. In addition, in November 1994, the Company agreed to acquire in satisfaction for $5.25 million of a $6.2 million outstanding indebtedness of Citadel to the Company, 1,329,114 shares of a newly issued CHC 3% Cumulative Convertible Preferred Stock. The preferred shares represent approximately 16.6% of the voting power of CHC and together with the common shares owned by the Company represent approximately 24.9% of the voting power of CHC as of March 31, 1995.

    Based on the increase in voting ownership in November 1994, the investment in CHC Common Stock meets the criteria for using the equity method of accounting since December 1994. As a result of the Company's previous writedowns of the CHC Common stock investment considered to be other than temporary, no retroactive adjustment to the results of operations was reported. For financial statement presentation, the Company continues to reflect these writedowns in the statement of operations as loss on long term investment. In accordance with accounting for this investment under the equity method of accounting, the Company has reclassified its investment in CHC to investment in equity affiliates.

    Subsequent to the quarter ended March 31, 1995, CHC reported a net loss for its fourth quarter ended December 31, 1994 amounting to $8,890,000 and reported net income of approximately $1,346,000 for the 1995 Quarter (the Company's share of such operating results after preferred dividends amounted to a loss of approximately $451,000). The 1995 Quarter earnings include gains from the sale of two properties amounting to $1,540,000. At March 31, 1995, Citadel's assets consisted of principally its 16.6% interest in Fidelity Federal Bank (carrying value of $13.4 million), real estate and cash. Subsequent to March 31, 1995, CHC disposed in a series of transactions, for approximately $11.9 million and the return of 660,000 shares of its outstanding common stock, substantially all of its stock in Fidelity. The net proceeds approximated the carrying value of the Fidelity stock at March 31, 1995.

    The preferred stock described above was issued to the Company pursuant to a Stock Purchase Agreement and Certificate of Designation which provides, among other things, that (i) the preferred shares carry a liquidation preference equal to their stated value and bear a cumulative (noncompounded) annual dividend equal to 3% of the stated value, (ii) are convertible under certain circumstances into shares of common stock of Citadel, (iii) are redeemable at the option of CHC at any time after November 1997 and (iv) are redeemable (subject to Delaware limitations upon distributions to shareholders) at the option of the Company in the event of a change of control of CHC. For financial statement purposes the Company carries its preferred stock investment at cost amounting to $5.25 million as of December 31, 1994. Included in interest and dividends are dividends earned on the preferred stock holdings amounting to $39,000 and $62,000 for the 1995 Quarter and Six Months, respectively. In connection with the settlement of certain litigation against CHC, its directors and the Company, the Company agreed not to exercise its option to convert the preferred stock into CHC Common Stock until after February 4, 1996. In consideration of that agreement, CHC granted to the Company a two year option to purchase 640,000 CHC common stock at a purchase price of $3.00 per share and agreed to reimburse the Company for its litigation costs in an amount not to exceed $75,000.

Operating, general and administrative expenses
----------------------------------------------

    Operating, general and administrative expenses of the Company amounted to $482,000 in the 1995 Quarter as compared to $445,000 in the 1994 Quarter. Operating, general and administrative expenses increased $173,000 in the 1995 Six Months to $1,212,000 as compared to $1,039,000 in the 1994 Six Months. The increase is attributable to an increase in wages and outside professional fees, partially offset by a decrease in goodwill amortization.

Interest income and expense
---------------------------

    Interest and dividend income increased in the 1995 Quarter to $459,000 as compared to $100,000 in the 1994 Quarter and increased in the 1995 Six Months to $867,000 as compared to $191,000 in the 1994 Six Months. In the 1994 Quarter and Six Months interest income was earned on the Company's cash investments in institutional money market mutual funds as well as, for a portion of the 1995 Six Months, a $6.2 million loan accruing interest at prime plus 3% to Citadel. In November 1994, the Company agreed to acquire $5.25 million of preferred stock in CHC in satisfaction of $5.25 million of the $6.2 million loan to Citadel.
The remaining outstanding balance of $950,000 was paid in full in May 1995. Included in interest and dividend income is approximately $78,000 and $221,000 earned pursuant to this agreement in the 1995 Quarter and 1995 Six Months, respectively. Such amounts include $51,000 per quarter of loan point amortization.

    Interest expense was eliminated in the 1995 Quarter as a result of the expiration of the Company's credit agreement upon the repayment of $14 million in debt obligations in March 1994.

Liquidity
---------

    At March 31, 1995 the Company has cash and cash equivalents totaling approximately $20 million and no debt outstanding. The Board of Directors in December 1994 provided authorization to the management of the Company to spend up to $3 million to purchase from time to time shares of the Company's Common and/or Class A Common Preference Stock. In connection with this authorization, the Company repurchased 90,000 shares of Common Stock in February 1995 at a purchase price of approximately $823,000.

    On May 12, 1995, the Company and Reading Company ("Craig/Reading") submitted joint bids for the acquisition of two movie exhibition theater circuits located in Europe, both of which are owned by Credit Lyonnais S.A. ("CL"). The MGM United Kingdom ("MGM-UK") circuit operates approximately 120 theaters in the United Kingdom and the Irish Republic and would be acquired by a newly formed company owned in part by the Company, Reading and Virgin Communications Ltd., a member of the Virgin Group of Companies. The MGM Netherlands ("MGM-NL") circuit operates 22 theatres in the Netherlands. The Company believes that it is one of five groups which were selected by CL to submit final bids on MGM-UK and one of four groups to submit bids on MGM-NL. The bids are independent of one another. Even if Craig/Reading were to have submitted the highest bid for the circuits, no assurances can be given that either of the bids will be selected by CL or that either of the circuits will be acquired. Ultimate acquisition of the circuits is subject to, among other things, further negotiations, due diligence, documentation and the approval of the French government. If the MGM-UK and MGM-NL acquisitions are completed, the Company would be required to utilize substantially all of its liquid funds and also be required to obtain additional corporate funding in order to fund its share of the acquisition price.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         A.  The following exhibit is filed as part of this report:

             10.40.  Conversion Deferral, Warrant and Reimbursement Agreement

             27      Financial Data Schedule, Article 5

         B. No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                   SIGNATURES
                                   ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CRAIG CORPORATION
                               -----------------

                                         By:       /s/ S. Craig Tompkins
                                                  ------------------------
                                                  President
                                                  May 22, 1995

                                         By:       /s/ Robin W. Skophammer
                                                  ------------------------
                                                  Chief Financial Officer
                                                  May 22, 1995