Form 10-Q
period 1995-06-30
CRAIG CORP
filed 1995-08-14
CIK 110985

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 _____________

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 -   ACT OF 1934

For the quarterly period ended:  June 30, 1995

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 4,289,970 shares of Common Stock, $0.25 par value per share, and 1,645,000 shares of Class A Common Preference Stock, $0.01 par value per share, as of August 11, 1995.

===============================================================================

                       CRAIG CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----


                                                                            Page
                                                                            ----
PART 1.  Financial Information
------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1995 (Unaudited)
          and September 30, 1994.......................................       3

         Consolidated Statements of Operations for the Three and Nine
          Months Ended June 30, 1995 and 1994 (Unaudited)..............       4

         Consolidated Statements of Cash Flows for Nine Months Ended
          June 30, 1995 and 1994 (Unaudited)...........................       5

         Notes to Consolidated Financial Statements....................       6

Item 2.  Management's Discussion and Analysis of the Consolidated
          Statements of Operations.....................................      13


PART 2.  Other Information
------

Item 1.  Legal Proceedings.............................................      20
Item 2.  Changes in Securities.........................................      20
Item 3.  Defaults Upon Senior Securities...............................      20
Item 4.  Submission of Matters to a Vote of Security Holders...........      20
Item 5.  Other Information.............................................      20
Item 6.  Exhibits and Reports on Form 8-K..............................      20

Signatures.............................................................      21

                       CRAIG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  June 30,    September 30,
                                                    1995          1994
                                                  ---------   -------------
                                                       (in thousands)

ASSETS
-----------------------------------------------

CURRENT ASSETS
Cash and cash equivalents                           $ 21,627        $ 21,205
Other current assets, including
  192 and 94 from affiliates, respectively               304             150
                                                    --------        --------
         Total current assets                         21,931          21,355
Investments in affiliates                             57,304          49,131
Note receivable from affiliate                            --           6,200
Excess of cost over net assets acquired, net           2,297           2,347
Other assets                                             914             994
                                                    --------        --------

         Total assets                               $ 82,446        $ 80,027
                                                    ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------

CURRENT LIABILITIES
Accounts payable                                    $    110        $     77
Accrued expenses                                         178             326
                                                    --------        --------
         Total current liabilities                       288             403

Other long-term liabilities                               68             104
Option to sell investment in affiliate                14,650          14,650
Deferred tax liabilities                               5,155           3,785

SHAREHOLDERS' EQUITY
Preferred stock, par value $.25,
 1,000,000 shares authorized, none issued                 --              --
Class A common preference stock, par value
 $.01, 10,000,000 shares authorized,
 1,645,000 issued and outstanding                         16              16
Class B common stock, par value $.01,
 20,000,000 shares authorized, none issued                --              --
Common stock, par value $.25,
 7,500,000 shares authorized, 5,444,065
 shares issued                                         1,361           1,361
Additional paid-in capital                            30,793          30,793
Affiliate's unrealized security losses                    (6)           (171)
Retained earnings                                     42,258          40,400
Cost of treasury shares, 1,154,095 and 1,064,095     (12,137)        (11,314)
                                                    --------        --------

         Total shareholders' equity                   62,285          61,085
                                                    --------        --------

Total liabilities and shareholders' equity          $ 82,446        $ 80,027
                                                    ========        ========

          See accompanying notes to consolidated financial statements.

                       CRAIG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended             Nine Months Ended
                                                     June 30,                      June 30,
                                              1995             1994          1995            1994
                                              ---------------------          --------------------
                                              (In thousands of dollars, except per share amounts)

Service income from affiliate                 $  375         $  375          $1,125       $ 5,474
Equity in earnings of affiliates               1,353          1,152           2,471         5,664
Interest and dividend income                     416            120           1,283           311
Other income                                      --             --              --         1,303
                                              ------         ------          ------       -------

                                               2,144          1,647           4,879        12,752
                                              ------         ------          ------       -------

Costs and expenses:
  Loss on long term investment                    --            889              --         7,384
  Operating, general and
    administrative expenses                      439            929           1,651         1,968
  Interest expense                                --             --              --           355
                                              ------         ------          ------       -------

                                                 439          1,818           1,651         9,707
                                              ------         ------          ------       -------

Earnings before taxes
  and extraordinary item                       1,705           (171)          3,228         3,045
Provision for taxes                              715             --           1,370           750
                                              ------         ------          ------       -------

Net earnings before extraordinary item           990           (171)          1,858         2,295
Extraordinary item -
  Equity losses from affiliate's debt
  refinancing, net of $1,610 tax benefit          --             --              --        (2,408)
                                              ------         ------          ------       -------

Net earnings (loss)                           $  990         $ (171)         $1,858       $  (113)
                                              ======         ======          ======       =======

Earnings per common and
  common equivalent share
    Continuing operations                     $ 0.17         $(0.03)         $ 0.31       $  0.36
    Extraordinary items                           --             --              --         (0.38)
                                              ------         ------          ------       -------

                                              $ 0.17         $(0.03)         $ 0.31       $  0.02
                                              ======         ======          ======       =======

          See accompanying notes to consolidated financial statements.

                       CRAIG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Nine Months Ended
                                                                              June 30,
                                                                      1995              1994
                                                                   ---------------------------
                                                                    (In thousands of dollars)
OPERATING ACTIVITIES
 Net Earnings                                                       $ 1,858           $   (113)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Loss on long-term investment                                         --              7,384
    Amortization of excess purchase price                                50                250
    Amortization of deferred finance costs                               --                 24
    Undistributed earnings of affiliates                             (2,471)            (1,646)
    Depreciation                                                         75                 76
    (Decrease) increase in deferred tax liability                     1,370             (2,660)
    Changes in operating assets and liabilities:
     (Increase) decrease in other current assets                       (154)               103
     (Increase) decrease in other assets                                (10)               (94)
     (Decrease) increase in accrued liabilities                        (151)               181
                                                                    -------           --------
 Net cash provided by (used in) operating activities                    567              3,505

INVESTING ACTIVITIES
 Proceeds from payoff of note receivable                                950                 --
 Acquisition of stock of affiliate                                     (287)                --
 Redemption of long term investment                                      --              1,800
 Purchase of stock investment                                          (442)                --
 Sale of stock investment                                               457                 --
                                                                    -------           --------
 Net cash provided by (used in) investing activities                    678              1,800

FINANCING ACTIVITIES
 Treasury stock repurchase                                             (823)                --
 Option payment received                                                 --              2,650
 Proceeds from issuance of long-term debt                                --                600
 Payments of long-term debt                                              --            (14,000)
 Dividend received from equity affiliate                                 --             20,000
                                                                    -------           --------
 Net cash provided by financing activities                             (823)             9,250

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                            422             14,555

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                           21,205                727
                                                                    -------           --------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                          $21,627           $ 15,282
                                                                    =======           ========

SUPPLEMENTAL DISCLOSURES:
 Interest paid and income taxes paid during the nine months ended June 30, 1994 was approximately $450,000 and 2,050,000, respectively. During the nine months ended June 30, 1995, the Company acquired $5.25 million of Citadel 3% Cumulative Convertible Preferred Stock in satisfaction of $5.25 million of outstanding indebtedness.

          See accompanying notes to consolidated financial statements.

                       CRAIG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of Craig Corporation and its wholly-owned subsidiaries (the "Company"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of June 30, 1995 and September 30, 1994, the results of operations for the three months and nine months ended June 30, 1995 and 1994, and its cash flows for the nine months ended June 30, 1995 and 1994. The results of operations for the three and nine month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results of operations to be expected for the entire year.

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

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and consists primarily of federal agency securities. Included in cash and cash equivalents at June 30, 1995 is approximately $20 million which is invested in such government securities.

Earnings Per Share
------------------

Earnings per share is based on 5,934,970 and 6,336,374        shares, the
weighted average number of shares of common stock outstanding during the three months ended June 30, 1995 and 1994, and 5,974,970 and 6,336,374 shares during the nine months ended June 30, 1995 and 1994, respectively. Common stock equivalents (stock options) have been excluded from the computations because their dilutive effect, if any, is not material.

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 2 - INVESTMENTS IN AFFILIATES
----------------------------------

The Company's investment in affiliates at June 30, 1995 and September 30, 1994 consist of the following (in thousands):

                                                   June 30,    September 30,
                                                     1995           1994
                                                   --------   --------------

Stater Bros. Holdings Inc.("SBH")                   $19,372       $16,467
Reading Company ("Reading")                          31,288        31,108
Citadel Holding Corporation ("CHC")                   6,644         1,556
                                                    -------       -------
                                                    $57,304       $49,131
                                                    -------       -------

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

                      CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


In accordance with this agreement, SBH paid the Company $5 million in March 1994 and committed to pay $1.5 million a year, payable quarterly, through the term of the agreement. Included in service income from affiliate for the three months ended June 30, 1995 and 1994 is $375,000 and $1,125,000 and $5,474,000 for the
nine months ended June 30, 1994, earned pursuant to this agreement.

Stater files periodic reports with the Securities and Exchange Commission (SEC). Copies of these reports are available from the SEC. Summarized unaudited financial information of Stater for the thirteen and thirty-nine week periods ended June 25, 1995 and June 26, 1994 is as follows:

                                                                                June 25,    September 30,
                                                                                  1995          1994
                                                                               --------------------------
                                                                                      (in thousands)
CONDENSED BALANCE SHEET

   Current assets                                                                $154,632        $151,108
   Property, plant and equipment, net                                             114,440         111,645
   Other assets                                                                    42,516          43,736
   Current liabilities                                                            110,338         109,686
   Long-term debt                                                                 173,319         174,187
   Other liabilities                                                               15,765          15,765
   Shareholders' common equity                                                     12,166           6,851

The payment of dividends by Stater to the Company is restricted subject to various financial covenants in the Stater credit agreements.

CONDENSED STATEMENTS OF OPERATIONS

                                                                          Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                                                                         June 25,        June 26,    June 25,    June 26,
                                                                           1995            1994        1995        1994
                                                                         --------------------------------------------------
                                                                                           (in thousands)
Revenues                                                                 $396,072        $384,360   $1,177,288   $1,152,777
Costs and Expenses                                                        384,803         373,175    1,145,189    1,117,141
Standstill agreement                                                           --              --           --        4,000
Depreciation and amortization                                               2,946           2,985        8,622        8,431
Interest expense, net                                                       4,718           4,903       14,619       10,452
Income before taxes and
  extraordinary items                                                       3,605           3,297        8,858       12,753
Income taxes                                                                1,443           1,384        3,543        5,355
Cumulative change in
  accounting for income taxes                                                  --              --           --          372
Extraordinary loss from early
  debt extinguishment                                                          --              --           --        8,036
Net income (loss)                                                           2,162           1,913        5,315         (266)

                      CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

Reading
-------

At June 30, 1995 and September 30, 1994, the Company held 2,334,957 shares of Reading with a purchase price of $31,365,000. Based on the closing price per share of Reading at June 30, 1995 of $10.25, the aggregate market value of the Company's investment in Reading at that date was approximately $23,933,000.

Summarized financial information of Reading for the three and nine months ended June 30, 1995 and 1994 are as follows (in thousands):

CONDENSED BALANCE SHEETS

                                    June 30, 1995      December 31, 1994
                                    ------------------------------------

Current assets                          $47,951              $47,111
Property and equipment,net                7,043                7,006
Intangible assets, net                   15,998               16,453
Other assets                              2,112                2,146
Current liabilities                       3,562                3,728
Other long-term liabilities               2,861                2,902
Shareholders' common equity              66,681               66,086

At June 30, 1995 and December 31, 1994, Reading included as a separate component of shareholders' equity $13,000 and $286,000, respectively, reflecting the net adjustment for unrealized holding losses on available for sale securities. Accordingly, the Company has reflected its 47% ownership allocation of such valuation reserve as a separate component of shareholder's equity, titled affiliate's unrealized security losses.

CONDENSED STATEMENTS OF OPERATIONS

                                          Three Months Ended         Nine Months Ended
                                                June 30,                   June 30,
                                          1995          1994         1995         1994
                                          ------------------         ------------------
Revenues
 Theatre                                  $3,427    $    --           $ 9,808    $   --
 Other                                     1,134        945             2,415     2,757
                                          ------    -------           -------    ------
                                           4,561        945            12,223     2,757

Theatre costs                              3,075         --             8,880        --
General and administrative                 1,071        787             3,155     2,810
                                          ------    -------           -------    ------
                                           4,146        787            12,035     2,810

Income (loss) before taxes                   415        158               188       (53)
Net income (loss)                            401        147                33       (52)

Reading files periodic reports with the Securities and Exchange Commission
(SEC).  Copies of these reports are available from Reading.

                      CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


Citadel
-------

CHC, whose common stock is traded on the American Stock Exchange, was prior to the recapitalization of Fidelity Federal Bank, ("Fidelity"), the holding company for Fidelity. CHC is referred to collectively with its wholly owned subsidiaries as "Citadel". As a consequence of the refinancing in August 1994, Citadel's equity interest in Fidelity was reduced to approximately 16%. During the three months ended June 30, 1995, CHC sold for cash and a return of 666,000 shares of its outstanding common stock substantially all of its investment in Fidelity. At June 30, 1995 Citadel's assets amounted to approximately $39.9 million and consisted of real estate and cash and cash equivalents. At June 30, 1995 and September 30, 1994, the Company owned 667,012 (11%) and 592,712 (9%) shares of the outstanding CHC Common Stock. Based on the closing price of CHC's common stock of $2.19 at June 30, 1995, the aggregate market value of the Company's common stock interest in CHC at that date was approximately $1,459,000.

In October 1994, the Company increased its common stock ownership in CHC through the purchase of 74,200 shares from CHC for approximately $287,000. In addition, in November 1994 the Company agreed to acquire, in satisfaction of $5.25 million of a $6.2 million outstanding indebtedness of Citadel to the Company, 1,329,114 shares of a newly issued CHC 3% Cumulative Voting Convertible Preferred Stock. The preferred shares represent approximately 18.1% of the voting power of CHC at June 30, 1995, and together with the common shares owned by the Company represent approximately 27.2% of the voting power of CHC at June 30, 1995.

At September 30, 1994, the carrying value, as adjusted for market declines considered to be other than temporary, of CHC common stock amounted to $1.556 million or $2.625 per share. As described above, the Company increased its voting interest in CHC to 27.2% through the purchase of common stock and preferred stock. Based on the increase in voting ownership, the investment in CHC common stock meets the criteria for using the equity method of accounting. As a result of the Company's previous writedowns of the CHC common stock investment below CHC book value, considered to be other than temporary, no retroactive adjustment to the results of operations was reported. For financial statement presentation, the Company continues to reflect writedowns considered to be other than temporary, recorded prior to December 31, 1994 in the statement as loss on long-term investments. In accordance with accounting for the investment under the equity method, the Company has reclassified its investment in CHC to investment in equity affiliates. Subsequent to the quarter ended March 31, 1995, CHC reported a net loss for its fourth quarter ended December 31, 1994 amounting to $8,890,000 and net income amounting to $1,377,000 for its six months ended June 30, 1995. Included in equity earnings from affiliates is the Company's portion of such operating results less preferred dividends amounting to a loss of $451,000 for the nine months ended June 30, 1995.

CHC's fiscal year end is December 31. Summarized financial information of CHC for the three months ended June 30, 1995 is as follows (in thousands):

                      CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                                       June 30, 1995        December 31, 1994
                                       -------------        -----------------
CONDENSED BALANCE SHEETS

Cash and cash equivalents                  $16,247               $ 4,805
Investment in Fidelity Federal                  11                13,405
Rental properties                           21,892                19,858
Other assets                                 1,727                 1,844
Mortgage liabilities                        16,252                13,896
Other liabilities                            5,887                 8,178
Stockholder's equity                        17,738                17,838

                                       Three Months Ended     Six Months Ended
                                          June 30, 1995         June 30, 1995
                                       -----------------      ---------------
CONDENSED STATEMENT OF OPERATIONS

Rental and other income                      $1,432               $ 2,545
Real estate operating expenses                 (617)               (1,162)
Depreciation                                   (116)                 (216)
Interest expense                               (290)                 (528)
General and administrative expenses            (378)                 (803)
Gain on sale of rental property                  --                 1,541
                                             ------               -------
Net earnings                                 $   31               $ 1,377
                                             ------               -------

The Preferred stock was issued to the Company pursuant to a stock purchase Agreement and Certificate of Designation which provides, among other things, that (i) the preferred shares carry a liquidation preference equal to their stated value and bear a cumulative (noncompounded) annual dividend equal to 3% of the stated value, (ii) are convertible under certain circumstances into shares of common stock of CHC, (iii) are redeemable at the option of CHC at any time after November 1997 and (iv) are redeemable (subject to Delaware limitations upon distributions to shareholders) at the option of the Company in the event of a change of control of CHC. For financial statement purposes, the Company carries its preferred stock investment at cost amounting to $5.25 million as of June 30, 1995. Dividends earned and included in other current assets for the three months and nine months ended June 30, 1995 amounted to approximately $39,000 and $101,000, respectively.

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

                      CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

In consideration of this agreement by the Company, CHC granted the Company a two year option to purchase 666,000 shares of CHC common stock at a purchase price of $3.00 per share and agreed to reimburse the Company for its litigation costs in an amount not to exceed $75,000.

NOTE 3 - NOTE RECEIVABLE FROM AFFILIATE
---------------------------------------

During May 1995, the Company was paid $950,000 owed pursuant to a credit agreement between the Company and Citadel. Upon such payoff the credit agreement was canceled.

NOTE 4 - TAXES ON INCOME
------------------------

At June 30, 1995 and September 30, 1994, the deferred tax liability components consisted of the following (in thousands):

                                           June 30, 1995     September 30, 1994
                                           -------------     ------------------
Deferred tax liabilities:
  Undistributed earnings from
    equity investments                         $13,225             $12,060
Other                                              230                  --
                                               -------             -------
  Total deferred tax liabilities                13,455              12,060
Deferred tax assets:
  Unrealized capital loss from
    writedown of securities                     (7,680)             (7,680)
  Federal benefit of state taxes                  (595)               (545)
  Other                                            (25)                (50)
                                               -------             -------
  Total deferred tax assets                     (8,300)             (8,275)
                                               -------             -------
Net deferred taxes                             $ 5,155             $ 3,785
                                               -------             -------

As of June 30, 1995, the reported deferred tax assets are expected to be realized as an offset against reversing temporary differences which create net future tax liabilities.

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

In June 1995, the Board approved the Company to enter into an agreement with the Chairman of the Board to extend his consulting agreement for an additional year until September 30, 1997. In addition, the Board approved a grant to the Chairman of the Board of 300,000 shares of the Company's common stock at an exercise price of $11.75 per share and canceled his current option to purchase 175,000 shares of the Company's Class A Common Preference Stock exercisable at $10.50 per share.

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

Results of Operations
---------------------

   The following is a comparison of the results of operations for the three months ended June 30, 1995 (1995 Quarter) with the three months ended June 30, 1994 (1994 Quarter) and a comparison of the results of operations for the nine months ended June 30, 1995 (the "1995 Nine Months") with the nine months ended June 30, 1994 (the "1994 Nine Months").

   The Company's net earnings for the 1995 Quarter was $990,000 or $0.17 per share, as compared with a net loss of $171,000 or $0.03 per share for the 1994 Quarter. The net earnings for the 1995 Nine Months was $1,858,000 or $0.31 per share, as compared to a net loss of $113,000 or $0.02 per share for the 1994 Nine Months. The 1994 Nine Months includes an extraordinary charge amounting to $2.4 million or $0.38 per share representing the Company's share of after tax debt refinancing costs included in Stater's operating results.

   The Company's operating results have varied significantly reflecting the Company's share of the operating results of its equity affiliates, Stater, Reading and Citadel. Comparisons between the Quarters and Nine Months is difficult due to (i) the Stater restructuring that occurred in March 1994, (ii) the acquisition by Reading of Cine Vista, its Puerto Rico based cinema chain, and (iii) the increase by the Company of its voting interest in Citadel to the position where it is appropriate to report such interest on the equity method of accounting.

   The Stater restructuring consisted of a series of transactions which resulted in the Company receiving $30 million in proceeds during the 1994 Nine Months. Subsequent to June 30, 1994, the Company received an additional $13 million with respect to the Restructuring. The net income increase in the 1995 Quarter as compared to the 1994 Quarter is principally a result of the 1994 Quarter inclusion of an $889,000 writedown of the Company's investment in CHC. The net income increase in the 1995 Nine Months is attributable to the inclusion in the 1994 Quarter of a writedown reported in the 1994 Nine Months of $7,384,000 of the Company's investment in CHC. The impact of the 1994 Nine Month writedown was reduced, in part, by $5 million of revenue reported with respect to proceeds received from SBH pursuant to a consulting agreement executed in March 1994, and a gain of approximately $1.3 million on the sale of property, offset in part by the respective provision for income taxes.

Service Income
--------------

   In connection with the SBH restructuring consummated in March 1994, the Company entered into a consulting agreement with SBH pursuant to which the Company has agreed, among other things, to render consulting services for a five year period. In accordance with this agreement, SBH paid the Company $5 million in March 1994 and committed to remit $1.5 million a year, payable quarterly, through the term of the agreement. SBH has the right to terminate the agreement , without a refund of any amounts previously paid, if it exercises the option discussed below and acquires the Company's interest in SBH. Included in service income for both the 1995 and 1994 Quarter is $375,000 earned pursuant to that agreement. Service income for the 1995 and 1994 Nine Months is $1,125,000 and $5,474,000, respectively.

Equity in earnings of affiliates
--------------------------------

   Equity in earnings of affiliates reflects the Company's share of net earnings or losses of Stater, Reading and Citadel before extraordinary items reported by the affiliate and after preferred dividends. The following table sets forth the contribution by affiliate of the equity in earnings or losses of affiliates:

         Equity in Earnings of Affiliates - Contribution by Affiliates
         -------------------------------------------------------------
                                (in thousands)

                                     Three Months Ended    Nine Months Ended
                                           June 30,             June 30,
                                       1995      1994       1995        1994
                                     ------------------   --------------------
   SBH - reported as equity
   earnings of affiliate               $1,165    $1,083     $2,907    $ 5,688

   CHC - reported as equity
   earnings of affiliate                   --        --       (451)        --

   Reading - reported as equity
   earnings of affiliate                  188        69         15        (24)
                                       ------    ------     ------    -------
     Equity earnings                    1,353     1,152      2,471      5,664

   SBH - reported as extra-
   ordinary item                           --        --         --     (4,018)
                                       ------    ------     ------    -------
     Contribution by affiliates        $1,353    $1,152     $2,471    $ 1,646
                                       ------    ------     ------    -------

Stater
------

   On March 8, 1994, the Company and Stater consummated a series of restructuring transactions. Concurrently with the closing of the restructuring transactions, Stater obtained $165 million in new debt, the proceeds of which were primarily used to retire certain outstanding indebtedness together with a prepayment premium, pay a dividend to the holders of SBH Common Stock, and to acquire an option from the Company to purchase the SBH Common Stock held by the Company. The significant increase in debt resulted in Stater interest expense increasing in the 1995 Nine Months as compared to the 1994 Nine Months. SBH reported net income of $2.2 for the 1995 Quarter as compared to net income of $1.9 million for the 1994 Quarter and reported net income of approximately $5.3 million for the 1995 Nine Months as compared to a net loss of $.3 million for the 1994 Nine Months.

   Stater sales amounted to $396.1 million for the 1995 Quarter, an increase of 3.05% when compared to $384.4 million for the 1994 Quarter. Sales for the

1995 Nine Months increased 2.13% and amounted to $1,177.3 million compared to $1,152.8 million for the 1994 Nine Months. Sales from like stores increased 1.31% for the 1995 Quarter and increased .23% for the 1995 Nine Months, compared to the same periods in 1994. During April 1995, Stater closed one of its older inefficient stores and sold its interest in the property for approximately book value. Stater operated 110 stores as of the end of June 1995 and 1994.

   Stater's gross profits for the 1995 Quarter amounted to $90 million or 22.72% of sales compared to $84.6 million or 22.02% of sales in the 1994 Quarter. For the 1995 Nine Month period, gross profit increased to $262.9 million or 22.33% of sales compared to $254.3 million or 22.06% of sales in the 1994 Nine Months. The increase in gross profits for the 1995 Nine Months is due to increased efficiencies in Stater's warehousing and transportation departments and the introduction of higher gross margin products, such as prepackaged gourmet vegetables and fresh cut flowers, and a decrease in sustained competitive activity in the current year when compared to the 1994 Nine Months.

   Selling, general and administrative expenses for the 1995 Quarter increased $5.2 million and amounted to $78.3 million or 19.77% of sales compared to $73.1 million or 19.02% of sales in the 1994 Quarter. Selling, general and administrative expenses increased $11.6 million in the 1995 Nine Months to $229.7 million or 19.52% of sales as compared to $218.1 million or 18.93% of sales in the 1994 Nine Months. The 1995 Quarter and Nine Months were negatively impacted by increased costs in paper and plastic bags and related store supplies and the costs to operate two new stores opened in June and August of 1994. Such increases were offset, in part, by improved efficiencies in labor and reductions in worker's compensation and general liability insurance expenses. Selling, general and administrative expenses in the 1994 periods reflect reductions in employer contributions to collective bargaining expenses of $3.2 million for the quarter and $10.3 million for the Nine Months. Stater reached a three year agreement in October 1993 with the Retail Clerks collective bargaining unit. In addition to wage increases, the agreement with the Retail Clerks collective bargaining unit provided for a credit of $13 million against future employer contributions for benefits for employees covered by such collective bargaining unit. Such credit was recovered monthly through fiscal 1994 and the entire credit was recovered by September 1994.

   Stater interest expense amounted to approximately $5 million for each of the 1995 and 1994 Quarters, respectively. For the 1995 Nine months, interest expense amounted to $15.2 million as compared to $10.7 million for the 1994 Nine Months. The increase in interest expense is due to additional debt incurred to facilitate the March 1994 recapitalization, in which the Company received approximately $42 million in proceeds.

   Stater's income before the cumulative effect of a change in accounting for income taxes and extraordinary item for the 1995 and 1994 Quarters amounted to $2.2 million and $1.9 million, respectively, and for the 1995 and 1994 Nine Months amounted to $5.3 million and $7.4 million, respectively.

   Stater's net income results in the 1994 Quarter includes a credit of approximately $372,000 resulting from Stater's adoption of the Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes".

   In connection with the March 8, 1994 Restructuring, Stater entered into a series of transactions that included the sale of $165 million of 11% Senior Notes due 2001 and the early retirement of certain other financings. The net proceeds from the debt refinancing were used to consummate the Restructuring and replace outstanding Stater debt of $96.7 million. In connection with the early redemption of Stater's outstanding debt securities, Stater recorded for the 1994 Nine Month period an extraordinary charge of $8 million, net of tax benefits amounting to $5.9 million, for costs related to the redemption premium to holders of the previous outstanding senior notes which were replaced. Accordingly, the Company has reported its 50% share of Stater's debt retirement costs as an extraordinary item for the 1994 Nine Months.

   Stater's net income for the 1995 Quarter amounted to $2.2 million compared to net income of $1.9 million for the 1994 Quarter. For the 1995 Nine Months, Stater reported net income of $5.3 million, compared to a net loss of $.3 million in the 1994 Nine Months.

Reading
-------

   On August 17, 1994, Reading acquired Theater Acquisitions of Puerto Rico, Inc. ("Cine Vista") for an aggregate purchase price of approximately $22.7 million. Cine Vista operates motion picture exhibition theaters in six leased locations with a total of 36 screens in the Commonwealth of Puerto Rico. Accordingly, the operating results of Cine Vista are only included in the operating results of Reading for the 1995 Quarter and Nine Months.
Additionally, Cine Vista's business is seasonal and the 1995 Quarter has historically provided less than a proportionate share of annual revenues and earnings. Therefore, the results of Cine Vista included in the 1995 Quarter and Nine Months may not be indicative of Readings's annual operating results.

   For the 1995 Quarter, Reading reported net income of approximately $401,000 (the Company's share amounting to approximately $188,000), as compared to a net income of $147,000 in the 1994 Quarter (the Company's share amounting to $69,000). The Company's share of net income from Reading amounted to 15,000 for the 1995 Nine Months as compared to a net loss of $24,000 for the 1994 Nine Months.

   Revenues in the 1995 Quarter increased $3,616,000 to $4,561,000 from $945,000 in the 1994 Quarter. As discussed above, Reading's significant increase in revenue in the 1995 Quarter reflects inclusion of the operating results of Cine Vista which the Reading acquired in August 1994. In addition, the increase in revenue was also due to the inclusion of $425,000 received in settlement of certain litigation. These increases were offset, in part, by a decrease of $230,000 in sales of real estate reported in the 1994 Quarter.

   Reading's general and administrative expenses increased in the 1995 Quarter $284,000 to $1,017,000 as compared to $787,000 in the 1994 Quarter. This was due to the addition of approximately $230,000 associated with Cine Vista's general and administrative expenses and the inclusion of certain expenses related to diligence performed with respect to acquisition opportunities. These increases in general and administrative expenses were offset partially by a $53,000 reduction in professional fees and a $31,000 decrease in development expenses related to the Oz Resort included in the 1994 Quarter.

   At June 30, 1995, Reading has significant liquidity including $46.4 million of cash and available for sale securities. In addition, Reading has no debt outstanding. Reading intends to continue to expand its Cine Vista theater exhibition business by developing new multiplex theaters in the Commonwealth of Puerto Rico which will require the expenditure of additional funds during the next several years. In addition to the completed acquisition of Cine Vista, Reading continues to seek theater acquisition opportunities both internationally and domestically. Reading is currently in discussions with a major bank for a line of credit which will permit Reading to increase its liquid funds available for acquisition and development activities and also provide sufficient liquidity to fund Cine Vista's theater development plans. No assurances can be made that Reading will be successful in obtaining financing for Cine Vista.

Citadel
-------

   At September 30, 1994, the Company reported its common stock investment in CHC at $2.625 per share or $1.556 million. The book value of CHC at such date was $3.26. In October 1994, the Company increased the Company's common stock ownership in CHC through the purchase from CHC of 74,200 common shares for approximately $287,000. In addition, in November 1994, the Company agreed to acquire in satisfaction for $5.25 million of a $6.2 million outstanding indebtedness of Citadel to the Company, 1,329,114 shares of a newly issued CHC 3% Cumulative Voting Convertible Preferred Stock. The preferred shares represent approximately 18.1% of the voting power of CHC and together with the common shares owned by the Company represent approximately 27.2% of the voting power of CHC as of June 30, 1995.

   Based on the increase in voting ownership in November 1994, the investment in CHC Common Stock meets the criteria for using the equity method of accounting since December 1994. As a result of the Company's previous writedowns of the CHC Common stock investment considered to be other than temporary, no retroactive adjustment to the results of operations was required. For financial statement presentation, the Company continues to reflect these writedowns in the statement of operations as loss on long term investment. In accordance with accounting for this investment under the equity method of accounting, the Company has reclassified its investment in CHC to investment in equity affiliates.

   Subsequent to the quarter ended March 31, 1995, CHC reported a net loss for its fourth quarter ended December 31, 1994 amounting to $8,890,000 and reported net income of approximately $1,377,000 for the six months ended June 30, 1995 (the Company's share of such operating results after preferred dividends amounted to a loss of approximately $451,000 for the 1995 nine months). These earnings include gains from the sale of two properties amounting to $1,541,000. At June 30, 1995, Citadel's assets consisted of principally real estate and cash.

   The preferred stock described above was issued to the Company pursuant to a Stock Purchase Agreement and Certificate of Designation which provides, among other things, that (i) the preferred shares carry a liquidation preference equal to their stated value and bear a cumulative (noncompounded) annual dividend equal to 3% of the stated value, (ii) are convertible under certain circumstances into shares of common stock of Citadel, (iii) are redeemable at the option of CHC at any time after November 1997 and (iv) are redeemable (subject to Delaware limitations upon distributions to shareholders) at the option of the Company in the event of a change of control of CHC. For financial statement purposes the Company carries its preferred stock investment at cost amounting to $5.25 million as of December 31, 1994. Included in interest and dividends are dividends earned on the preferred stock holdings amounting to $39,000 and $101,000 for the 1995 Quarter and Nine Months, respectively. In connection with the settlement of certain litigation against CHC, its directors and the Company, the Company agreed not to exercise its option to convert the preferred stock into CHC Common Stock until after February 4, 1996. In consideration of that agreement CHC granted to the Company a two year option to purchase 666,000 shares of CHC common stock at a purchase price of $3.00 per share and agreed to reimburse the Company for its litigation costs in an amount not to exceed $75,000.

Operating, general and administrative expenses
----------------------------------------------

   Operating, general and administrative expenses of the Company decreased to $439,000 in the 1995 Quarter as compared to $929,000 in the 1994 Quarter. Operating, general and administrative expenses decreased $317,000 in the 1995 Nine Months to $1,651,000 as compared to $1,968,000 in the 1994 Nine Months. The decrease in the 1995 Quarter and 1995 Nine Months is a result of the inclusion in the 1994 periods of a $500,000 bonus awarded by the Board of Directors to the Chairman of the Board, based largely upon the contribution by the Chairman to the success of the Stater Restructuring. This was offset in part by an increase in wages and outside professional fees in the 1995 periods.

Interest income and expense
---------------------------

   Interest and dividend income increased in the 1995 Quarter to $416,000 as compared to $120,000 in the 1994 Quarter and increased in the 1995 Nine Months to $1,283,000 as compared to $311,000 in the 1994 Nine Months. In the 1995 Quarter and Nine Months interest income was earned on the Company's cash and cash equivalents, as well as, for a portion of the 1995 Nine Months, a $6.2 million loan accruing interest at prime plus 3% to Citadel. In November 1994, the Company agreed to acquire $5.25 million of preferred stock in CHC in partial satisfaction of $5.25 million of the $6.2 million loan to Citadel. The remaining outstanding balance of $950,000 was paid in full in May 1995. Included in interest and dividend income is approximately $80,000 and $301,000 earned pursuant to this loan agreement in the 1995 Quarter and 1995 Nine Months, respectively. Such amounts include $171,000 for the nine month period of loan point amortization.

   Interest expense was eliminated in the 1995 Quarter as a result of the expiration of the Company's credit agreement upon the repayment of $14 million in debt obligations in March 1994.

Liquidity
---------

    At June 30, 1995 the Company has cash and cash equivalents totaling approximately $21.6 million and no debt outstanding. Cash and cash equivalents increased $422,000 from $21,205,000 to $21,627,000 at June 30, 1995. Principal sources of funds during the nine month period ended June 30, 1995 included service income from SBH of $1,125,000 and interest and dividend revenue of $1,283,000. In addition, the Company received $950,000 from an affiliate in repayment of an outstanding loan to such affiliate. In addition to operating expenses, principal uses of funds were the acquisition of an affiliates stock amounting to $287,000 and the repurchase of 90,000 shares of the Company's stock for approximately $823,000.

    The Board of Directors in December 1994 provided authorization to the management of the Company to spend up to $3 million to purchase from time to time shares of the Company's Common and/or Class A Common Preference Stock. In connection with this authorization, the Company repurchased 90,000 shares of Common Stock in February 1995 at a purchase price of approximately $823,000.

    The Company has significant liquidity and believes that the Company's sources of funds will be sufficient to meet its cash flow requirements for the foreseeable future. The Company is currently reviewing along with its 47% affiliate, Reading,opportunities to redeploy its assets into one or more operating companies.

                                 PART II


ITEM 1 THROUGH ITEM  4
----------------------

    Not applicable.

ITEM 5.  OTHER INFORMATION
--------------------------

    Craig Corporation changed the address of its principal executive offices to 550 S. Hope Street, Suite 1825, Los Angeles, California 90071. The telephone number at the new offices is (213) 239-0555.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         A.  The following exhibit is filed as part of this report:

             27.  Financial Data Schedule, Article 5

         B. No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                                  SIGNATURES
                                  ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CRAIG CORPORATION
                                            -----------------

                                            By:  /s/ S. Craig Tompkins
                                                 ------------------------
                                                 President
                                                 August 14, 1995

                                            By:  /s/ Robin W. Skophammer
                                                 ------------------------
                                                 Chief Financial Officer
                                                 August 14, 1995