Form 10-K
period 1995-09-30
CRAIG CORP
filed 1996-01-16
CIK 110985

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 _____________

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended September 30, 1995

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

   550 South Hope Street
   Suite 1825               Los Angeles  CA                  90071
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:     (213) 239-0555

Securities Registered pursuant to Section 12(b) of the Act:

                                                        Names of exchanges on
           Title of each class                      which each class registered
-----------------------------------------------     ---------------------------

Common stock, $0.25 par value                       New York Stock Exchange and
Class A Common preference stock, $.01 par value       Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]    No
                                              -------     _______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes         No  [X]
                                 -------     ______

     The aggregate market value of voting stock held by non-affiliates of the Registrant was $37,621,000 as of January 12, 1996.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of January 12, 1996 there were 4,171,870 shares of Common Stock, $0.25 par value per share, and 1,622,000 shares of Class A Common Preference Stock, $0.01 par value per share outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 1995 Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's Annual Meeting of Stockholders, are incorporated by reference in Part III hereof.

                                    PART I
                                    ------


ITEM 1.  BUSINESS


General
-------


Craig Corporation (the "Company") is a diversified corporation whose primary business activity is the ownership and strategic management of its significant holdings, which currently include a 50% economic ownership interest in the common stock of Stater Bros. Holdings Inc. ("SBH" and, collectively with its wholly owned subsidiaries, "Stater"), approximately 49% of the outstanding stock of Reading Company ("Reading") and approximately 39.4% of the voting securities of Citadel Holding Corporation ("CHC" and, collectively with its wholly owned subsidiaries, "Citadel").

     Stater, established in 1936, is a leading supermarket chain that operates 110 retail supermarkets under the name "Stater Bros. Markets". Stater Bros. supermarkets are located principally in the "Inland Empire" area of Southern California, which includes the counties of San Bernardino and Riverside. Stater also operates stores in eastern Los Angeles, Orange and Kern Counties in Southern California. In addition to the Company's 50% ownership (48% voting), SBH's remaining 50% ownership (52% voting) is held by La Cadena Investments (La Cadena), a general partnership consisting of key management executives of Stater. The interests of the Company in SBH are subject to certain agreements, including an Option providing SBH the right to acquire the Company's 50% equity interest in SBH. The Company has the right to designate one member of the SBH Board of Directors, and this position is currently occupied by the Company's Chairman. See "Stater Restructuring" below.

     Reading was organized under the laws of Pennsylvania in 1833. Over the past several years, Reading has been divesting most of its major assets and building up its working capital. In 1993, Reading determined to focus its attentions on the "Beyond the Home" segment of the entertainment industry. Effective July 1, 1994, Reading acquired Theater Acquisitions of Puerto Rico, Inc. ("TAPR") for an aggregate purchase price of approximately $22.7 million. At the time of acquisition, TAPR operated six motion picture exhibition theaters with a total of 36 screens in the Commonwealth of Puerto Rico. In December 1994, TAPR was merged into its parent corporation and the operating name changed to Cine Vista. Reading added a new multiplex with 8 screens in 1995 and currently has an additional two complexes with 16 screens (inclusive of 6 replacement screens to be reconstructed as part of an expanded complex in Mayaguez) under development. At September 30, 1995, Reading's working capital included approximately $47.5 million in cash, cash equivalents and marketable treasury and federal agency securities. Reading intends to utilize a portion of its cash balances and short-term investments to continue and expand its existing theater exhibition business domestically and internationally. In furtherance of Reading's business plan to seek out foreign opportunities for the development and operation of multiplex cinemas, in November 1995 Reading and the Company formed Reading International Cinemas LLC (referred to herein collectively with its subsidiaries and Australian affiliates as "Reading International"). Reading International is owned in equal shares by Reading and the Company, and was organized with an initial capitalization of $10 million.

     Five members of the seven member Reading Board of Directors are directors of the Company. Two of these directors, the Chairman of the Board and President of the Company, hold the same respective positions at Reading. See "Business - Reading".

     Prior to August 1994, CHC owned 100% of Fidelity Federal Bank (Fidelity), a federally chartered savings association located in southern California. In August 1994, CHC and Fidelity completed a series of transactions (the "CHC Restructuring") which resulted in the recapitalization of Fidelity, the transfer to Citadel of certain real estate interests and the reduction of CHC's ownership in Fidelity from 100% to approximately 16%. In April 1995, CHC sold substantially all of its remaining 16% interest in Fidelity. Since the restructuring, Citadel has been engaged primarily in the ownership and management of commercial and residential property. At September 30, 1995, CHC's balance sheet assets amounted to approximately $39.7 million and consisted primarily of real estate and cash. CHC management is currently evaluating the assets and opportunities available to CHC with a view to either developing a new line of business, merger or sale of the entire Company, or liquidation. Such alternatives may include the participation with the Company and or the Company's affiliates in land based entertainment businesses, such as motion picture exhibition.

     As of January 10, 1995, the Company owns 1,564,673 shares or approximately 26% of the CHC Common Stock and 1,329,114 shares of CHC 3% Cumulative Voting Convertible Preferred Stock, which together with the common stock held by the Company represent approximately 39.4% of the outstanding voting securities of CHC. The Company also holds warrants exercisable at $3.00 per share, to purchase an additional 666,000 shares of CHC Common Stock. Assuming full exercise of the warrants and full conversion into CHC Common Stock of the 3% Cumulative Voting Convertible Preferred Stock (assuming a market price of $2.25), the Company would own approximately 50.7% of the then issued outstanding voting securities of CHC.

     Three members of CHC's five member Board of Directors are directors of the Company. The Company's Chairman of the Board is the Chairman of the Board of CHC. The Company's President is the Vice-Chairman of the Board of CHC and the Secretary, Treasurer and Principal Accounting Officer of CHC. See "Business - Citadel".

Stater
------

General
-------

     Stater operates 110 retail supermarkets under the name Stater Bros. Markets. For information with respect to a description of Stater's business, property, legal proceedings and management see Part I to Stater Bros. Holdings

Inc. Report on Form 10-K for the period ended September 24, 1995 which is set forth after Item 4 below.

Stater Restructuring
--------------------

     On March 8, 1994, the Company consummated several separate agreements with SBH and La Cadena with respect to a series of restructuring transactions under the terms of which the Company received from Stater pre-tax cash proceeds approximating $42 million, including a dividend distribution of $20 million, an option payment of $14.65 million, $5 million in connection with a Consulting Agreement, and $2.2 million for the redemption of preferred stock plus cumulated dividends.

     On the date of the restructuring, La Cadena elected to exchange its shares of Common Stock of SBH for an equal number of shares of SBH Class A Common Stock which are entitled to 1.1 vote per share for a period of five years, while the Company elected to retain its shares of SBH Common Stock which are entitled to one vote per share (representing upon issuance of the SBH Class A Common Stock approximately 48% of the vote).

     The restructuring was funded through SBH's $165 million offering of 11% Senior Notes due 2001, which notes were exchanged for a like amount of New Notes in August 1994. The New Notes are listed and trade on the American Stock Exchange. The proceeds of SBH's financing were used to (i) repay $75.5 million SBH's 9.8% Senior Notes, (ii) repay outstanding bank loans and mortgages amounting to approximately $21 million, (iii) pay restructuring fees and expenses and (iv) pay the Company amounts due under the restructuring agreements.

     The option payment of $14.65 million represents an option to purchase all, but not less than all, the Common Stock held by the Company for a purchase price of $60 million plus an adjustment factor equal to 8.833% per annum, exercisable at any time prior to March 8, 1996. The option period may be extended for an additional ten years, if SBH converts the Company's SBH Common Stock into SBH Series B Preferred Stock on or prior to March 8, 1996. If SBH exercises its right to convert the Company's Common Stock of SBH into Series B Preferred Stock, the option will entitle SBH to purchase all issued and outstanding shares of such Series B Preferred Stock for $69.4 million plus accrued and unpaid dividends.

     Under the terms of the Option Agreement between Stater and the Company, in the event that Stater were to exercise its option on or about March 8, 1996 to purchase the Company's Stater stock for cash, the Company would receive gross proceeds of approximately $69.4 million. Such gross proceeds would be subject to income taxes which, assuming an effective combined federal and state tax rate of 40.1%, would result in net proceeds to the Company of $41.5 million. In addition, upon the occurrence of the exercise by Stater of the option, the $14.65 million option payment received in Fiscal 1994 would become taxable. Such tax liability, assuming an effective combined federal and state tax rate of 40.1%, would amount to $5.9 million and has been included in the financial statements as a deferred tax liability at September 30, 1995. While no assurances can be given that Stater will determine to exercise its option on March 8, 1996, or at any other given time, the Company does anticipate that Stater will exercise its right to extend the option by exchanging Series B Preferred Stock for the Company's SBH Common Stock.

     The Series B preferred stock will have a liquidation preference of approximately $69.4 million and a cumulative dividend beginning March 8, 1996 with the rate beginning at 10.5%, increasing to 12% after 78 months, and further increasing every twelve months thereafter by an additional 1%, to a terminal cumulative dividend rate of 15%. The Company would have the right to have the preferred stock redeemed at any time following March 8, 2009. As long as the Company holds the shares of the Series B Preferred Stock, it will have the right to vote 20% of the total voting power of SBH and to elect one director to the SBH Board. If dividends on the Series B Preferred Stock with respect to any two or more quarterly periods are and remain unpaid, the Company will have a right to elect a majority of SBH's Board of Directors.

     The Company has agreed to render consulting services to SBH through March 1999, in consideration for which SBH paid the Company $5 million on March 8, 1994 and agreed to pay $375,000 quarterly thereafter. As of September 30, 1995, the Company has received all such payments due under the agreement. The consulting services may be terminated by SBH in the event SBH exercises its purchase option. As part of this agreement, the Company has agreed that, for a period of five years from the date of the closing, it will not provide consulting services or own any controlling interest in any business that competes with SBH.

     Since May 1989 the Company has been a party to an Agreement of Stockholders of Stater which, among other things, provided that for a period of twenty years
(i) neither party may sell or transfer its Stater shares without offering the other party a right of first refusal; and (ii) either party may offer to purchase the other party's interest, and the party receiving the offer has the option to sell at the offer price or purchase the offering party's interest at that price (the "Option Rights"). In connection with the Restructuring, the Stockholders Agreement was amended to provide that, among other things, (a) the Stockholders Agreement may be terminated by either party upon exercise by Stater of its right to convert the Company's common stock in Stater into Preferred Stock of Stater as described above, and (b) the "Option Rights" are suspended until after the expiration of Stater's right to convert the Company's Stater common stock into Stater Preferred Stock.

Reading
-------

General
-------

     Reading was organized under the laws of Pennsylvania in 1833. It operated the Reading Railroad until April 1, 1976, when substantially all of its railroad assets were conveyed to Consolidated Rail Corporation ("Conrail"). In 1993, Reading determined to focus its activities on the "Beyond the Home" sector of the entertainment industry. Effective July 1, 1994 Reading acquired all of the outstanding common stock of Theater Acquisitions of Puerto Rico, Inc. (TAPR) for an aggregate cash purchase price of approximately $22.7 million, inclusive of acquisition costs of $.3 million. In December 1994, TAPR was merged into its parent corporation and the operating name was changed to Cine Vista. Cine Vista operates motion picture exhibition theaters in seven leased locations with a total of 44 screens in the Commonwealth of Puerto Rico. Cine Vista currently has 16 screens under development in two locations. Ten of the new screens will replace six screens presently operated by Cine Vista at one site. Accordingly, based upon current development plans, Reading anticipates a net increase of 10 screens over the next 12 months.

     Reading has significant liquidity and no debt outstanding. At September 30, 1995, Reading had cash, cash equivalents, and marketable treasury securities of approximately $47.5 million. In January 1996, Reading reached agreement with the defendant in certain litigation pertaining to the clean up of certain property previously used by Reading in its railroad operations, pursuant to which these defendants have agreed, among other things, to pay to Reading $2.35 million, which funds are anticipated to be received in 1996.

     Reading intends to expand Cine Vista's existing operations by developing new multiplex theaters in the Commonwealth of Puerto Rico which will require the expenditure of additional funds during the next several years. Reading is also pursuing a number of motion picture theater acquisition and development opportunities, both domestically and internationally. If Reading were to enter into all the transactions currently being considered, Reading would not have adequate working capital to fund all the proposals. Therefore, Reading has obtained a commitment from a major money center bank for a $15 million line of credit with respect to Cine Vista's operations which line of credit will provide sufficient funds to complete Cine Vista's new theater development plans and provide additional liquid funds for the parent Company. In addition, Reading and the Company have formed Reading International to develop and operate multiplex cinemas in Australia and authorized initial funding of $10 million.


Description of Business
-----------------------

     Theater Exhibition
     ------------------

     Cine Vista operates motion picture exhibition theaters in seven leased locations in Puerto Rico. All of Cine Vista theaters are modern multi-screen facilities.

     Existing Theaters                      Location           Screens
     -----------------                      --------           -------
     Plaza de las Americas Mall             San Juan              10
     El Senorial Shopping Center            San Juan               4
     Cinema Centro                          Bayamon                6
     Plaza del Norte Shopping Center        Hatillo                6
     Mayaguez (1)                           Hormigueros            6
     Cayey Shopping Center                  Cayey                  4
     Plaza Palma Real                       Humacao                8

     Under Development
     -----------------
     Mayaguez Shopping Center               Mayaguez               6
     Mayaguez Mall (1)                      Hormigueros           10

     (1) Cine Vista intends to demolish a building housing four of the existing six screens at Mayaguez Mall and rebuild an 10 plex on this site. After completion of the 10-plex, the remaining two screens, will be returned to the Landlord.

     Puerto Rico is a self-governing Commonwealth of the United States with a population of approximately 3.8 million. The Commonwealth exercises control over internal affairs similar to states, however, the relationship with the United States Government is different than that of a state. Residents of Puerto Rico are citizens of the United States but do not vote in national elections, and with certain exceptions, do not pay federal income taxes. Income taxes are instead paid under a system established by the Commonwealth. In recent years there have been two major views concerning the future relationship with the United States Government, one favoring statehood and the other favoring continuation of commonwealth status. In 1993, Puerto Rico voters were asked in a plebiscite to express their preference for statehood (48.4%), commonwealth status (46.2%) or independence (4.4%). The United States mainland is Puerto Rico's largest trading partner.

     Since 1989, annual real gross national product growth of Puerto Rico has exceeded the growth of the United States. During the most recent years the Commonwealth has undergone significant retail shopping center development during which period the number of multiplex theaters increased substantially. With approximately one screen per 24,000 of population, versus approximately one screen per 10,000 in the mainland United States, Reading believes that Cine Vista has an opportunity to expand its operations through development of new multiplex theaters and improvement of its existing operations.

     Cine Vista derives approximately 70% of its revenues from box office receipts. Ticket prices vary by location, and provide for reduced rates for senior citizens and children. Box office receipts are reported net of a 10% excise tax imposed by the Commonwealth. Show times and features are placed in advertisements in local newspapers with the costs of such advertisements paid by Cine Vista. Film distributors may supplementally advertise certain feature films with the costs generally paid by the distributors.

     Reading International Cinemas LLC
     ---------------------------------

     In November 1995, Reading and the Company formed Reading International to develop and operate multiplex cinemas in Australia. Reading and Craig have each committed to make an initial contribution of $5 million, on an as needed basis for an aggregate initial capitalization of $10 million. The LLC agreement provides, among other things, that each party will have preemptive rights with respect to the provision of future capital and rights of first refusal regarding any proposed disposition of the other's interest in Reading International.

     Reading International through its various Australian subsidiaries, has retained the services of several executive employees who will be providing services to Reading International on a full time or substantially full time basis and has acquired a site in Melbourne, Australia, on which the Company intends to develop a 25 screen multiplex theater, subject to obtaining the necessary governmental land use entitlements and approvals. The contracts with respect to the multiplex site provide for a total purchase price to Reading International of approximately $6.5 million. In addition, corporate joint venture agreements between Reading International and an existing owner and operator of cinemas in Australia are currently being documented with respect to the development and management of certain additional cinema sites. Reading International is also in negotiation with several developers and landlords with respect to other potential locations.

     Other theater development and acquisitions
     ------------------------------------------

     In November 1995, Reading acquired from a major bank, for approximately $1,285,000, a judgement encumbering, among other things, a controlling interest in a Manhattan multiplex theater. The judgement has been acquired as part of Reading's plan to acquire, in conjunction with Manhattan based City Cinemas (James J. Cotter, Chairman of the Company has an ownership interest in City Cinemas), all or at least a controlling interest in that multiplex theater.

Employees
---------

     Cine Vista employment is seasonal and ranges from approximately 165 to 230 depending upon the time of the year. Approximately 15 projectionists are covered by a collective bargaining agreement which expires in May 1997. In addition, to Cine Vista employees, the Reading employs 10 persons, exclusive of those persons who are officers or otherwise employed by the Company, and two part-time people in various administrative positions. At the present time Reading International has six employees. Reading believes relations with its employees at all levels to be good.


Properties
----------

     Center City Philadelphia Properties
     -----------------------------------

     Properties in Center City Philadelphia, all of which are owned in fee, consist of several parcels of vacant land near the site of the Pennsylvania Convention Center in Center City Philadelphia, aggregating approximately .67 acres; the Viaduct north of Vine Street to Fairmont Avenue and adjacent parcels, comprising approximately 6.75 acres; and properties owned by partnerships in which Reading has interests.

     Partnership Properties
     ----------------------

     S.R. Developers: A subsidiary of the Reading is a general partner in S.R. Developers, a general partnership which owns one property in Center City Philadelphia.

     Parametric Garage Associates: A subsidiary of Reading is a general partner in Parametric Garage Associates, a partnership which owns the 750-car Gallery II Parking Garage ("Garage"). The Garage is adjacent to the Philadelphia Convention Center Complex. Reading has primary responsibility for the leasing and management of 19,000 gross rentable square feet of retail space on the ground level of the Garage pursuant to a management agreement and provides certain other management services to the partner ship.

     Other Domestic Real estate
     --------------------------

     When Reading's railroad assets were conveyed to Conrail, Reading retained fee ownership of approximately 650 parcels of real estate located throughout Pennsylvania, Delaware and New Jersey. In addition, Reading retained portions of 52 abandoned rights-of-way with about 200 more parcels abutting these rights-of-way. Approximately 23 parcels and rights-of-way located outside of Center City Philadelphia are still owned by Reading. The parcels consist primarily of vacant land and buildings, some of which are leased to third parties.

     Cine Vista Properties
     ---------------------

     All of Cine Vista's real properties are leased. The seven theaters are leased pursuant to long-term leases with remaining terms and renewal options ranging from 17 to 38 years. The landlord of one of Cine Vista's theaters has the right to terminate the lease relating to space presently housing two theaters, subject to six months notice. All of Cine Vista's theater leases provide for the payment of fixed rental payments, and, in certain cases, may require additional payments based upon a percentage of theater revenues. Cine Vista also leases approximately 6,300 square feet of warehouse space and office space.

Legal Proceedings
-----------------

     Historical Railroad Operations
     ------------------------------

     Reading is a defendant in various personal injury legal actions relating to its railroad operations prior to its reorganization and has insurance coverage relating to such actions. In general,these actions also name Conrail, which acquired substantially all of Reading's railroad assets in connection with Reading's reorganization, as a defendant. Approximately 115 plaintiffs seek damages under the Federal Employers Liability Act ("FELA") in varying amounts for illnesses or death allegedly caused by exposure to asbestos fibers while employed by the Reading Railroad and, in some cases by Conrail. The underlying actions are preceding to trial.

     The eventual outcome of the above described litigation cannot be predicted at this time, and Reading's liability, if any, cannot be accurately determined. However, during 1990, Reading and its insurance carriers entered into an agreement (the "Settlement Agreement") which provided Reading with reimbursement for prior payments made to claimants in certain personal injury actions and which provides for Reading to receive reimbursement of amounts expended in conjunction with the matters described above or, if Reading elects, to receive reimbursement from the parties to the Settlement Agreement prior to expenditures. At September 30, 1995, $327,000 was reimbursable to Reading for amounts expended in defense and settlement of such actions. Three participants in the insurance settlement are insolvent. Unreimbursed claims insured by these insolvent companies totaled $55,000 from 1992 through September 30, 1995. Reading believes that it may be entitled to reimbursement of such amounts from the other parties to the agreement and may file for an arbitration hearing on such matters. Based on the backlog of pending personal injury cases and the Company's experience in settling such cases, Reading has an accrual of $148,000 reflecting the potential effect of such insolvencies on future settlements if no recovery is received from either the insolvent carriers or the other parties to the insurance Settlement Agreement. Reading believes that the amounts available under the Settlement Agreement are sufficient to prevent a materially adverse effect on the financial position, results of operations, or liquidity of Reading.

     Environmental
     -------------

     Reading Company and a wholly owned subsidiary, Reading Transportation Company ("RTC"), have each been advised by the Environmental Protection Agency (the "EPA") that they are potentially responsible parties ("PRPs") for a site under environmental laws including Federal Superfund legislation ("Superfund"). The EPA issued an Administrative Order under Superfund against 34 PRP's requiring the named parties to incinerate materials at the site pursuant to a June 30, 1989 Record of Decision ("ROD"). The ROD estimated that the incineration would cost approximately $53 million. Thirty-six PRPs were also named in a civil action brought by the United States government which seeks to recover alleged costs incurred at the site by the United States government of approximately $22 million. Both Reading and RTC have been named in a third-party action instituted by the 36 PRPs. The actions instituted against Reading and RTC and approximately 300 PRPs seek to have the parties contribute to reimbursement for past costs and any costs associated with further remediation at the site.

     During 1994, based upon the Reading's and counsel's evaluation of possible outcomes in the matter, Reading increased its provision for environmental matters by $1.2 million. On September 14, 1995 the federal district court judge who presided over Reading's reorganization ruled that all liability asserted against Reading relating to the site was discharged pursuant to the consummation order issued in conjunction with Reading's amended plan of reorganization on December 31, 1980. The United States Department of Justice and Consolidated Rail Corporation have appealed the decision. The judge's decision did not affect the potential liability of RTC for this site. RTC has no assets and therefore cannot fund a settlement or judgement relating to this matter and Reading believes that the potential liability of RTC, if any is not in excess of $300,000. Based upon the appeals and possible alternate attempts by the PRPs to obtain Reading's participation in funding for the site, Reading has not adjusted its provision for environmental matters.

     Reading is a party to a consent decree relating to one Superfund site, a portion of which is located on land owned by Reading. Apart from future operation and maintenance expenses ("O&M), remediation is complete. During 1994, Reading paid $106,000 as its estimated share of ten years of O&M and charged such amount to provision for environmental expenses. Reading believes that the amounts expended to date will be adequate to fund O&M at the site. If additional amounts were required, such amounts are not expected to be material.

     Reading was named as a defendant in an action seeking recovery of $3.8 million of alleged environmental cleanup costs from five defendants under various provisions of New Jersey law. The action alleged that certain contamination at the site relates in part to the prior railroad operations of the Pennsylvania Reading Seashore Lines in which Reading has a 33% ownership interest. In May 1995, Reading and the involved parties agreed to settle this matter. Reading's share of the settlement totalled $235,000, which approximated the amount previously accrued by Reading to provide for its share of the liability.

     Reading has undertaken remediation activities at the site of a former gasoline filing station owned by Reading. In accordance with an agreement between Reading and a major oil company, Reading is responsible for 20% of the remediation cost and the balance of such cost is being paid by the oil company. Reading believes that the amounts accrued related to this matter are adequate to fund the required remediation.

     In 1991 Reading filed a lawsuit against the Southeastern Pennsylvania Transportation Authority, Consolidated Rail Corporation, the City of Philadelphia, and other parties which seeks to recover costs of approximately $9 million expended by the Company in conjunction with the cleanup of PCBs in the Reading Terminal Train Shed and a portion of the Viaduct south of Vine Street. The action also seeks declaratory judgment as to future costs which may be incurred in cleaning up the remaining portions of the Viaduct owned by Reading. In January 1996, Reading and the parties agreed in principle to settle all outstanding litigation with respect to this matter, As part of the settlement, Reading will receive $2.35 million which under the terms of the proposed settlement is expected to be paid during fiscal 1996.

     Prior to Reading's reorganization, it had extensive railroad and related operations. Such operations could have contributed to environmental contamination of properties now owned, previously sold or leases by Reading, or to which Reading, prior to reorganization, sent waste. The ultimate extent of liabilities, if any, with respect to such matters, as well as the timing of cash disbursements, if any, cannot be determined. However, Reading management is of the opinion that while the ultimate liability resulting from such matters could have a material effect on the results of operation in a given year, they will not have a material adverse effect on the financial position or liquidity of Reading.

     Cine Vista
     ----------

     A landlord of Cine Vista has alleged that Cine Vista underpaid rent by approximately $180,000 for the twelve months ended June 30, 1994. Reading is contesting the landlord's claim and believes the claim is without merit. If the landlord were to prevail in his assertion, Reading is indemnified by the seller of the theaters. However, the landlord has asserted a similar argument concerning the computation of rent subsequent to June 30, 1994, which amount would total approximately $240,000 to September 30, 1995.

Restrictions on Reading Class A Common Stock
--------------------------------------------

     As of September 30, 1995, Reading had available approximately $167 million in tax loss carryforwards. In order to preserve these carryforwards, Reading in 1989 in essence replaced its Common Stock with a like number of shares of a newly created Class A Common Stock. Substantially all of Reading's outstanding capital stock is now comprised of Class A Common Stock, which limits the ability of a holder of thereof to acquire more than 4.75% of Reading's outstanding capital stock unless waived by the Board of Directors of Reading. The Board of Director of Reading has waived certain restrictions on the transfer of Class A Common Stock in order to permit the Company to acquire up to approximately 49.9% of Reading's outstanding shares. The Company's current holdings in Reading Company approximate 49% of Reading's outstanding capital stock. The Class A common stock is traded on the NASDAQ National Market System.


Citadel
-------

General
-------

     CHC, a Delaware corporation, was incorporated in 1983 to serve as the holding company for Fidelity Federal Bank (Fidelity), a federally chartered savings bank located in Southern California. In August 1994, CHC completed a series of transactions which resulted in the restructuring and recapitalization of Fidelity, the transfer to Citadel of certain real estate interests and the reduction of CHC's ownership in Fidelity from 100% to approximately 16%. During fiscal 1995, substantially all such remaining interest by Citadel in Fidelity was sold. In January 1996, Citadel received notice from the Office of Thrift Supervision that it had been deregistered as a savings and loan holding company.

     Since the restructuring, Citadel has been engaged primarily in the ownership and management of commercial and residential property. At September 30, 1995, CHC's balance sheet assets amounted to approximately $39.7 million and consisted primarily of real estate and cash. CHC management is currently evaluating the assets and opportunities available to CHC with a view to developing a new line of business. Such opportunities may include the participation with the Company and or the Company's affiliates in land based entertainment businesses such as motion picture exhibition.

     At September 30, 1994, the Company owned 592,712 shares of CHC Common Stock, which stock is traded on the American Stock Exchange under the symbol CDL. The Company has increased its common equity ownership in Citadel to 1,564,673 shares or 26%, as of December 31, 1995. The common shares, together with the 1,329,114 3% Cumulative Voting Convertible Preferred Stock described below, represent 39.4% of the outstanding voting power of Citadel. The Company also holds warrants exercisable at $3.00 per share, to purchase an additional 666,000 shares of CHC Common Stock. Assuming full exercise of the warrants and full conversion into CHC Common Stock of the 3% Cumulative Voting Convertible Preferred Stock (assuming a market price of $2.25), the Company would own approximately 50.7% of the then issued outstanding voting securities of CHC.

     As described above, at the time of the Citadel restructuring, Citadel Realty Inc., a wholly owned subsidiary of Citadel, purchased four REO properties from Fidelity, at a bulk sale transfer price of approximately $19.8 million. The property acquisitions were financed by $13.9 million in mortgage loans from Fidelity and $6.2 million borrowed from the Company under a credit agreement. On November 10, 1994, the Company acquired from CHC, in satisfaction of $5.25 million of the $6.2 million outstanding indebtedness due under the Credit Agreement, 1,329,114 shares of newly issued CHC 3% Cumulative Voting Convertible Preferred Stock. The preferred shares represent approximately 18.1% of the voting power of CHC. In connection with this transaction, the credit available under the credit agreement was reduced to approximately $950,000, all of which was repaid during 1995. The 1,329,114 preferred shares ($3.95 per share) were issued to the Company pursuant to a Stock Purchase Agreement and a Certificate of Designation which provide, among other things, that (i) the preferred shares carry a liquidation preference equal to their stated value and bear a cumulative (noncompounded) annual dividend equal to 3% of the stated value, payable quarterly, (ii) are convertible under certain circumstances into shares of common stock of CHC at an exercise price equal to the average closing price of CHC Common Stock over the preceding 60 business days, (iii) are redeemable at the option of CHC at any time after November 10, 1997, and (iv) are redeemable (subject to Delaware limitations upon distributions to shareholders) at the option of the Company in the event of a change of control of CHC.

     In November 1994, an action was filed by a shareholder of CHC against the Company, CHC and the directors of CHC in the Delaware Court of Chancery claiming that the individual defendants, directors of CHC (two of which were, at that time, directors of the Company),breached their duties by causing CHC to issue shares of common and preferred stock to the Company for purposes of perpetuating the individual defendants as directors of CHC. In April 1995, the Company, CHC and entered into settlement agreement with the plaintiff to resolve the litigation. Under the settlement agreements, all existing litigation was terminated and the plaintiff purchased from CHC 1,295,000 shares of Fidelity stock owned by CHC in exchange for which CHC received from the plaintiff $2,220,000 and 666,000 shares of CHC common stock owned by the plaintiff. Additionally, pursuant to an agreement by the Company and the plaintiff the Company agreed not to exercise the conversion feature of its preferred stock prior to February 4, 1996, without the prior approval of CHC shareholders. In exchange for such concession by the Company, CHC granted the Company a two year option to purchase the 666,000 shares of CHC common stock at $3.00 per share and agreed to reimburse the Company for its litigation costs, which amounted to approximately $62,000.

     The Company's right to convert its preferred stock of CHC into Common Stock of CHC is subject to CHC's compliance with the rules of the American Stock Exchange which generally requires shareholder approval if the number of shares being issued exceeds 20% At the current time, this would permit the Company to convert only that portion of its holdings of CHC Preferred Stock which would convert into approximately 1.2 million shares of CHC Common Stock. If such shareholder approval is not received, then CHC (subject to Delaware restrictions on the making of distributions to stockholders) is obligated to repurchase the remainder of the Company's CHC Preferred Stock at par plus accrued dividends and premium. The premium is designed to put the Company, for a reasonable period of time, in the same position as it would have been if it had not accepted such redeemed CHC Preferred Stock in satisfaction of debt owed under the Line of Credit. During the first four years following the issuance of CHC Preferred Stock the premium is an amount equal to an accrual of 9% per annum, thereafter declining 1% per year until November 2006. Second, in the event that the exercise price of the conversion feature is less than $3.00 per share, CHC has the right, but not the obligation, in the event of an election by the Company to exercise its conversion feature, to redeem the CHC Preferred Stock at par, plus accrued interest, plus premium.

Employees
---------

     Citadel currently has three employees, calculated exclusively of those persons who are also officers or directly employed by the Company.

Properties
----------

     An overview of the four properties which constitute all of the real properties owned by Citadel follows:

     Arboleda, Phoenix
     -----------------

     This office/restaurant property is 178,000 square feet and is located at 1661 Camelback Road in Phoenix, Arizona. Although this property was fully leased at September 30, 1995, American Express, which occupies 58% (100,098 square feet) of the property, has previously advised Citadel that it may not renew at the expiration of the current term of its lease in February 1997. While Citadel management believes that the leasing market in Phoenix will continue to strengthen, it is anticipated that significant capital expenditures would be necessary to relet the American Express space and that the space may remain vacant for some time.

     Brand, Glendale
     ---------------

     As part of the Restructuring, Citadel acquired, by way of dividend, an option to acquire at book value an 89,000 square foot office building located at

600 N. Brand, Glendale, CA which is 100% leased and used in part by Fidelity in its operations. The Building was the headquarters building of Fidelity. Citadel and Fidelity entered into a ten year, full service gross lease for four of six floors of the building. The rental rate for the first five years of the lease term is $26,000 per month for the ground floor and approximately $75,000 per month for the fourth through sixth floors. The lease provides for annual rental increases at a rate equal to the lower of the increase in the Consumer Price Index or 3%. After the first five years of the lease term, the lease terms will be adjusted to the higher of the then current market rate or the prevailing rental rate in the fifth year with respect to the ground floor or $1.50 per square foot with respect to the upper floors. Fidelity has an option to extend the lease for two consecutive five year terms at a market rental and has an option to purchase the Building at the market value at the expiration of the lease term, provided Citadel then owns the Building. Fidelity is currently attempting to sublease all or a portion of their leased premises.

     Public Storage occupies 30,879 square feet (two floors) on a lease that expires in April 1996 with a total rental of $53,900 per month. Public Storage has notified Citadel that it does not expect to renew their lease. Citadel continues to have discussions with Public Storage and other potential tenants for these premises.

     Parthenia
     ---------

     Parthenia is a 27 unit apartment complex located at 21028 Parthenia, Canoga Park, CA which is 96% leased with lease terms of less than twelve months.

     Veselich
     --------

     Veselich is a 216 unit apartment complex, 95% leased located at 3939 Veselich Ave., Los Angeles, CA. As this property has reached a stabilized occupancy, Citadel is currently seeking offers for its interest in this building.

Legal Proceedings
-----------------

     Roven Litigation
     ----------------

     Citadel, Hecco Ventures I and James J. Cotter were defendants in a civil action filed in 1990 by Alfred Roven in the United States District Court for the Central District of California. The complaint alleged fraud by Citadel in a proxy solicitation relating to Citadels's 1987 annual meeting of stockholders and breach of fiduciary duty. The complaint also sought compensatory and punitive damages in an amount alleged to exceed $40 million. The complaint grew out of and was originally asserted as a counter claim in an action brought by Citadel against Roven to recover alleged short swing profits. In October 1995, Citadel, Hecco Ventures I and James J. Cotter were granted summary judgement on all causes of action asserted in the 1990 complaint in federal court. Roven has since filed a notice of appeal from that judgement.

     In 1995, Roven filed a complaint in the California Superior Court against Citadel, Hecco Ventures I and James J. Cotter and, in addition, S. Craig Tompkins and certain other persons, including Citadel's outside counsel and certain former directors of Citadel (which directors are directors of the Company), alleging malicious prosecution in connection with the short swing profits litigation. Citadel believes that it has meritorious defenses to these claims, and has not reserved any amounts with respect thereto. Defense of the action has been accepted by Citadel's insurers, however, additional costs of defense could be material to Citadel's future operating results considering Citadel's limited revenue and operating profits.

     Fidelity Employee Claims
     ------------------------

     Following the Restructuring of Fidelity, Fidelity significantly reduced staffing as part of its efforts to reduce costs. Certain terminated employees have threatened, and in one case filed as detailed below, claims asserting that Citadel is in some manner liable for what is asserted to be wrongful termination of these individuals by Fidelity. In light of the fact that, among other things, these employees were never employees of Citadel and were terminated only after Citadel's interest in Fidelity had been reduced to 16% in essentially non-voting interests in Fidelity, Citadel believes it has no liability to these individuals. Citadel's insurers have offered to provide a defense to this action.


     Restructuring Litigation
     ------------------------

     In July 1995, Citadel was named as a defendant in a lawsuit alleging violations of federal securities laws in connection with the offering of common stock of Citadel's then wholly owned subsidiary, Fidelity, in 1994 as part of the Restructuring (the "Harbor Finance Litigation"). The suit was filed by Harbor Finance Partners in an alleged class action complaint in the United States District Court - Central District of California, and named as defendants Citadel, Fidelity, Richard M. Greenwood (Fidelity's chief executive officer and Citadel's former chief executive officer), J.P. Morgan Securities, Inc. and Deloitte & Touche LLP. The suit alleges false and misleading information was provided by the defendants in connection with Fidelity's stock offering and the defendants knew and failed to disclose negative information concerning Fidelity. Fidelity and Citadel have filed a Motion to Dismiss, and the plaintiff has filed a notice that it doe not intend to defend that motion, but that it will file an amended complaint by January 22, 1996. Fidelity and Citadel are advised that the plaintiff has changed counsel, and that such new counsel is seeking one or more new plaintiffs. Defense of the action has been accepted by Fidelity under the terms of the Stockholders Agreement entered into between Citadel and Fidelity as part of the CHC Restructuring, and Citadel to date has not retained separate counsel with respect to this litigation and is not incurring outside costs of defense. Since the filing of the Harbor Finance Litigation, Fidelity has completed a second recapitalization transaction, in which it raised gross proceeds of approximately $146 million, through the sale of common and preferred stock. Citadel has been named in only two of the four alleged claims for relief and only in its capacity as an alleged controlling entity of Fidelity.

     The complaint filed by Harbor Finance Partners raises certain claims previously made in a wrongful termination and defamation action brought by William Strocco against Fidelity and Citadel, which was filed in Los Angeles County Superior Court on March 9, 1995. The plaintiff in that case is the former manager of Fidelity's REO Department who alleges that his employment was terminated in violation of public policy and was a result of breaches of his implied employment contract and the implied covenant of good faith and fair dealing. The plaintiff alleges his termination was related to the fact that he objected to various aspects of Fidelity's Restructuring, including the selling of REO properties in bulk sales, as not in the interests of Fidelity, and he asserted that the same was not fully disclosed to potential investors and the Office of Thrift Supervision. The plaintiff also seeks damages for defamation and interference with contractual relationship. Citadel has been named in only one of the five causes of action for allegedly inducing Fidelity to breach its employment agreement with its employee.

     Both the Harbor Finance Partners and Strocco complaints seek damages in an unspecified amount. Citadel believes that these claims against it are without merit and plans to vigorously contest them.

Company Employees
-----------------

     The Company operates in substantial part through its operating affiliates, Stater, Reading, Reading International and Citadel. The Company has six employees, inclusive of the Chairman of the Board. The Company believes relations with its employees at all levels to be good.

     For information concerning Reading employees, see "Business-Reading-Employees". For information concerning Stater employees, see "Business-Stater-Employees". For information concerning Citadel, see "Business-Citadel-Employees")


ITEM 2.   PROPERTIES

     The Company owns a condominium in a high rise located in Hollywood, California, which the Company uses as executive offices and is used by the directors of the Company (see "Item 11" below).

     For information concerning Stater properties, see Part I of Stater's Report on Form 10-K set forth below. For information concerning Reading and Citadel see "Business-Reading-Properties", and "Business-Citadel-Properties".

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings.

     For information concerning Reading legal proceedings, see
"Business-Reading-Legal Proceedings". For information concerning Stater legal proceedings see Part I to Stater's Report on Form 10-K set forth below. For information concerning Citadel legal proceedings, see "Business-Citadel-Legal Proceedings".

ITEM 4.   SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDINGS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal period covered by this report.



Included on pages 19 through 25 are the relevant portions from Part I of the Stater Bros. Holdings Inc. Report on Form 10-K for the fiscal year ended September 24, 1995 as filed by Stater Bros. Holdings Inc. with the Securities and Exchange Commission.

                                    PART I
                                    ------

ITEM 1.  BUSINESS


GENERAL

Stater Bros. Holdings Inc. was incorporated in Delaware in 1989 and together with its wholly-owned subsidiaries, Stater Bros. Markets and Stater Bros. Development, Inc., (collectively "Stater Bros." or the "Company") were founded in 1936 when the first Stater Bros. Market opened in Yucaipa, California. The Company is a leading supermarket chain in Southern California, operating 110 supermarkets in the Inland Empire Region of Southern California.

The Company has grown, primarily by constructing supermarkets in its primary trading areas and through the enlargement of existing supermarkets. The Company offers its customers a high level of customer service, broad selections of grocery, meat, produce, liquor and general merchandise. All of the Company's supermarkets have full-service meat departments and many of the supermarkets have service delicatessens and service bakery departments. All of the Company's supermarkets have expanded selections of produce merchandise.

The Company utilizes a central warehouse and distribution facility which provides the Company's supermarkets with approximately 80% of the merchandise they offer for sale. The Company's warehouse and distribution facilities encompass approximately 955,000 square feet and include a 118,000 square foot modern produce facility that was constructed in 1989 as well as facilities for grocery, meat, frozen foods, health and beauty aids and bakery products.

BUSINESS STRATEGY

STORE PROFILE AND LOCATIONS

The Company's existing supermarkets have well-established locations and low overhead expenses, including fixed rent payments in most stores. In addition, the Company believes that its existing supermarkets are well-maintained and generally require capital expenditures only for customary maintenance. An average Stater Bros. supermarket is approximately 28,700 square feet, while newly constructed Stater Bros. supermarkets range from approximately 35,300 to 40,600 square feet. Stater Bros. supermarkets typically utilize approximately 72% of total square feet for retail selling space. The Company operates its supermarkets with minimal back-room storage space because of the close proximity of its distribution facility to its store locations. Generally, all Stater Bros. supermarkets are similarly designed and stocked thereby allowing Stater Bros. customers to find items easily in any of the Company's supermarkets.

Substantially all of the Company's 110 supermarkets are located in neighborhood shopping centers in well-populated residential areas. The Company endeavors to locate its supermarkets in growing areas that will be convenient to potential customers and will accommodate future expansion.

Management actively pursues the acquisition of sites for new supermarkets. In an effort to determine sales potential, new supermarket sites are carefully researched and analyzed by management for population shifts, zoning changes, traffic patterns, nearby new construction and competitive locations. Stater Bros. works with developers to attain the Company's criteria for potential supermarket sites, and to insure adequate parking and a complementary co-tenant mix.

STORE EXPANSION AND REMODELING

The Company has historically focused its expansion in the Inland Empire. Such expansion has been accomplished through improving and remodeling existing stores and constructing new supermarkets rather than by acquiring other supermarket operations. The number of supermarkets operated by the Company has grown from 82 in September 1979 to 110 as of September 24, 1995. The Company intends to continue to expand its existing supermarket operations by enlarging and remodeling existing supermarkets and constructing new supermarkets. The Company may also make selective acquisitions of existing supermarkets within the Inland Empire, if such opportunities arise.

The Company monitors sales and profitability of its operations on a store-by-store basis and enlarges, remodels or replaces stores in light of their performance and management's assessment of their future potential.
Approximately 60% of the Company's supermarkets have been either newly constructed or remodeled within the last five years. Minor remodels usually include new fixtures, a change in decor, and the addition of one or more specialty service departments such as a delicatessen or bakery. Major remodels typically involve more extensive refurbishment of the store's interior and often increase the retail selling space per store. Expansions entail enlargement of the store building. The primary objectives of remodelings and expansions are to improve the attractiveness of supermarkets, increase sales of higher margin product categories and, where feasible, to increase selling area. The Company conducts all of its new construction and remodeling through its wholly-owned subsidiary, Stater Bros. Development, Inc., which serves as the general contractor for all Company construction projects.

STORE EXPANSION AND REMODELING (CONTD.)

The following table sets forth certain statistical information with respect to the Company's supermarket expansion and remodeling for the periods indicated.

                                                          Fiscal Year Ended
                                       --------------------------------------------------------------
                                       Sept. 29,  Sept. 27,      Sept. 26,      Sept. 25,  Sept. 24,
                                         1991       1992           1993           1994       1995
                                       --------   --------       --------       --------   --------
Number of supermarkets:
 Opened..........................          5          4              2              3          0
 Closed/Replaced.................          1          3              -              1          1
 Total at end of year............        106        107            109            111        110
 Minor Remodel...................         13         10             10              4          8
 Major Remodel...................          1          -              -              -          -
 Expansion.......................          -          -              -              -          1

Beyond 1995, the Company plans to open approximately two to four new stores per year, based upon a number of factors, including customer demand, market conditions, profitability, costs of opening, and availability of financing for such new stores. The Company's plans with respect to major and minor remodels, expansion and new construction are reviewed continually and are revised, if appropriate, to take advantage of marketing opportunities. The Company finances its new store construction primarily from cash provided by operating activities and short-term borrowings under its credit facilities. Long-term financing of new stores generally will be obtained through either sale/leaseback transactions or secured long-term financings. However, no assurances can be made as to the availability of such financings.

WAREHOUSE AND DISTRIBUTION FACILITIES

The Company's warehouse and distribution facilities and administrative offices are located in Colton, California, and encompass approximately 955,000 square feet. The facilities include warehouses for grocery, produce and deli products, meats and frozen products, health and beauty aids and bakery merchandise. Management believes that its existing warehouse and distribution facilities are adequate to meet its currently identified expansion plans. Approximately 80% of the products offered for sale in the Company's supermarkets are processed through the Company's warehouse and distribution facilities.

The Company's warehouse and distribution facilities are centrally located and are an average distance of approximately 30 miles from its supermarkets. Most stores can be reached without using the most congested portions of the Southern California freeway system.

The Company's transportation fleet consists of modern well-maintained vehicles. As of September 24, 1995, the Company operated approximately 92 tractors and 261 trailers, approximately 31% of which were leased by the Company. The Company also operates a fuel and repair terminal at the Colton distribution facility.

PURCHASING AND MARKETING

The Company uses an Everyday Low Price ("EDLP") format as an integral part of its purchasing and marketing strategy to provide its customers with the best overall supermarket value in its primary market areas. The Company supplements its everyday low price structure with chain-wide temporary price reductions on selected food and non-food merchandise. The geographic location of the Company's supermarkets allows it to reach its target consumers through a variety of media and the Company aggressively advertises its everyday low prices through local and regional newspapers, direct mail and printed circulars as well as advertisements on radio and television.

PURCHASING AND MARKETING (CONTD.)

A key factor in the Company's business strategy is to provide its customers with a variety of quality brand-name merchandise as well as alternative selections of high-quality private label and generic brands of merchandise. To meet the needs of customers, most supermarkets are stocked with approximately 35,000 items.
The Company places particular emphasis on the freshness and quality of its meat and produce merchandise and maintains high standards for these perishables by processing and distributing the merchandise through its perishable warehouses and distribution facilities.

RETAIL OPERATIONS

The Company's supermarkets are well maintained, have sufficient off-street parking and generally are open from 7:00 a.m. until 10:00 p.m. or 11:00 p.m., seven days a week, including all holidays with the exception of Christmas Day. Because Stater Bros. operates all its supermarkets under a single format, management believes it is able to achieve certain operating economies.

   Store Management. Each of the Company's supermarkets is managed by a store manager and an assistant manager, each of whom receives a base salary and may receive a bonus based on the individual supermarket's overall performance and management of labor costs within the supermarket. The store manager and assistant manager are supported by their store management staff who have the training and skills necessary to provide proper customer service, operate the store and manage personnel in each department. Additionally, the store manager is supported by individual department managers for grocery, meat, produce, and where applicable, bakeries and delicatessens. Store managers report to one of six district managers, each of whom is responsible for an average of 18 supermarkets.

   Customer Service. The Company considers customer service and customer confidence to be critical to the success of its business strategy. This strategy, to provide courteous and efficient customer service through specific programs and training, is a focus of the executive officers and is implemented at all levels of employees. The Company maintains an intensive checker training school to train prospective checkers and to provide a refresher program for existing checkers. All of the Company's supermarkets provide customers with purchase carry-out service and have express check-out lanes for purchases of 10 items or less.

MANAGEMENT INFORMATION SYSTEMS

The Company's management information systems and point-of-sale scanning technology reduce the labor costs attributable to product pricing and customer check-out, and provide management with information that facilitates purchasing, receiving and management of inventory and accounts payable. The Company has point-of-sale scanning checkout technology in all of its stores. All stores use electronic systems for employee time and attendance records and inventory ordering.

Approximately one-half of the Company's supermarkets currently utilize electronic labor scheduling, which assists store management in developing a more efficient and customer-sensitive work schedule.

EMPLOYEES

The Company has approximately 8,300 employees, approximately 500 of whom are management and administrative employees and approximately 7,800 of whom are hourly employees. Approximately 68% of the Company's employees work part-time. Substantially all of the Company's hourly employees are members of either the Retail Clerks, Meatcutters or Teamsters labor unions and are represented by several different collective bargaining agreements. The Company's collective bargaining agreements, with the Meatcutters and Retail Clerks, which covers the largest number of employees, were renewed in October 1995 and expire in October 1999. The Teamsters collective bargaining agreement was renewed in September 1994 and expires in 1998.

EMPLOYEES (CONTD.)

The Company values its employees and believes its relationship with them is good and that employee loyalty and enthusiasm are key elements of its operating performance.

COMPETITION

The Company operates in a highly competitive industry characterized by narrow profit margins. Competitive factors include price, quality and variety of products, customer service, and store location and condition. The Company believes that its competitive strengths include its specialty services, everyday low prices, breadth of product selection, high product quality, one-stop shopping convenience, attention to customer service, convenient store locations and a long history of community involvement.

Given the wide assortment of products it offers, the Company competes with various types of retailers, including local, regional and national supermarket retailers, convenience stores, retail drug stores, national general merchandisers and discount retailers, membership clubs and warehouse stores. The Company's primary competitors include Lucky, Vons, Hughes, Albertson's, Ralphs, Smith's Food & Drug and a number of independent supermarket operators.

GOVERNMENT REGULATION

The Company is subject to regulation by a variety of governmental authorities, including federal, state and local agencies that regulate trade practices, building standards, labor, health, safety and environmental matters and regulate the distribution and sale of alcoholic beverages, tobacco products, milk and other agricultural products and other food items.

ENVIRONMENTAL

Environmental remediation costs incurred over the past five years have been approximately $100,000 in the aggregate including remediation costs of approximately $30,000 in 1994 and $8,000 in 1995. Management believes that any such future remediation costs will not have an adverse material effect on the financial condition or results of operations of the Company.



ITEM 2.  PROPERTIES


The Company leases its warehouse and distribution facilities located in Colton, California, and management believes that its warehouse and distribution facilities are well maintained and are adequate to serve the currently identified expansion plans of the Company. The following schedule presents the Company's warehouse and distribution facilities by product classification and the size of each such facility as of September 24, 1995.


                                                      Square
      Facility                                         Feet
      --------                                         -----
      Grocery...................................      416,000
      Forward-buy grocery.......................      175,000
      Produce/deli..............................      118,000
      Meat/frozen...............................      116,000
      Health and beauty aids....................       35,000
      Bakery....................................       21,000
      Support and administrative offices........       74,000
                                                      -------
         Total..................................      955,000
                                                      =======

ITEM 2.  PROPERTIES (CONTD.)


The Company owns 31 of its supermarkets and leases the remaining 79 supermarkets. Management believes that its supermarkets are well maintained and adequately meet the expectations of its customers. The Company operates 110 supermarkets in the Southern California counties of San Bernardino, Riverside, Orange, Los Angeles and Kern. The following schedule reflects the Company's store counts by size, county, and the number of stores that are either leased or owned as of September 24, 1995.


                        No. of Stores                     Total Square Feet
                   -----------------------    -----------------------------------------
                                              Under 25,000-              30,001-
                 35,001-              40,001-
County            Total    Owned    Leased    25,000  30,000    35,000   40,000  45,000
------            -----    -----    ------    ------  ------    ------   ------  ------
San Bernardino..     45       13        32         6      18         7       11       3
Riverside.......     35       10        25        10      14         5        5       1
Orange..........     14        5         9         3      10         -        1       -
Los Angeles.....     14        2        12         3      10         -        1       -
Kern............      2        1         1         -       -         1        1       -
                  -----    -----    ------    ------  ------    ------   ------  ------

Total...........    110       31        79        22      52        13       19       4
                  =====    =====    ======    ======  ======    ======   ======  ======


ITEM 3.  LEGAL PROCEEDINGS


In the ordinary course of its business, the Company is party to various legal actions which the Company believes are incidental to the operation of the business of the Company and its subsidiaries. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when the occurrence of loss is probable and can be reasonably estimated. The Company believes that the outcome of such legal proceedings to which the Company is currently a party will not have a material adverse effect upon its results of operations or its consolidated financial condition.

On May 2, 1993, the Company was named as a defendant along with all of the other major supermarket chains located in the Los Angeles County area in a class action complaint filed in the California Superior Court in Los Angeles, California, alleging among other things that the milk pricing policies of each of the defendants violate certain antitrust laws and regulations under California law. In this class action lawsuit, Barela et al. v. Ralphs Grocery Co. et al., plaintiffs seek unspecified damages. The principal allegations of the complaint are that milk prices of the defendants operating in the Los Angeles County area are higher than milk prices for the same products in the San Francisco Bay area and that the prices for such products in Los Angeles County are higher than the prices charged in Riverside and San Bernardino counties. Because the Company does not conduct business in the San Francisco Bay area and its prices for milk are generally consistent throughout all of its supermarkets in the Los Angeles County area and Riverside and San Bernardino counties, the Company believes the claim is without merit with respect to the Company and the Company intends to vigorously defend such litigation. The Company believes that the ultimate outcome of this litigation will not have a material adverse effect on the Company's results of operations or its consolidated financial condition.

ENVIRONMENTAL MATTERS

Environmental remediation costs incurred during the last five years have been approximately $100,000 in the aggregate including remediation costs of approximately $30,000 in 1994 and $8,000 in 1995. Management believes that any such future remediation costs will not have an adverse material effect on the financial condition or results of operations of the Company.

                                    PART II
                                    -------
ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS


     The Common Stock and the Class A Common Preference Stock of the Company are traded on the New York and Pacific Stock Exchanges. Set forth below are quarterly high and low closing prices on the NYSE for the following periods:

                             Fiscal Year Ended                       Fiscal Year Ended
                            September 30, 1995                      September 30, 1994
                     ---------------------------------     -----------------------------------
                        Class A                               Class A
                        Common                                Common
                       Preference                            Preference
                          Stock          Common Stock           Stock            Common Stock
                     --------------     --------------     ---------------     ---------------
Quarter Ended        High       Low     High       Low     High        Low     High        Low
-------------        ----       ---     ----       ---     ----        ---     ----        ---

December 31          10 7/8   8 6/8     11 1/4   8 2/8     12 1/2   11 1/8     13 1/8   11 1/2

March 31              9 1/2   8 1/2     10 1/4   8 3/4     12 1/2   11         12 7/8   11 3/8

June 30               9 3/8   8 6/8     10 3/8   9 3/4     12 3/4   10 7/8     12 7/8   11 6/8

September 30          9 1/2   8 3/4     10 3/8   9 3/8     12       10 1/4     12 7/8   10 6/8

     The approximate number of holders of record of the Company's Common Stock and Class A Common Preference Stock as of January 4, 1995 was 820 and 11, respectively. No cash dividends were declared or paid on the Company's Common Stock or Class A Common Preference Stock during the fiscal years ended September 30, 1995 and 1994. It is the current intention of the Board of Directors not to declare cash dividends, due to the Company's intention to use its excess cash in connection with the operation of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain historical financial information for the Company. This table is based on, and should be read in conjunction with, the Consolidated Financial Statements included elsewhere herein and the related notes thereto.

                                            Year Ended September 30,
                              1995        1994        1993        1992        1991
                            --------    --------    --------    --------    --------

                                        (In thousands, except per share data)
Net revenues                $ 7,338     $13,591     $ 2,616     $ 6,479     $ 9,167

Earnings (loss) before
  extraordinary items         3,458       1,030      (5,915)     (7,954)      4,435

Extraordinary items              --      (2,408)         --        (735)        378

Earnings (loss)               3,458      (1,378)     (5,915)     (8,689)      4,813

Earnings (loss) per
  common share before
  extraordinary items          0.58        0.16       (0.93)      (1.26)       0.70

Extraordinary items              --       (0.38)         --       (0.12)       0.06

Earnings (loss) per
  share                        0.58       (0.22)      (0.93)      (1.38)       0.76

Total assets                 84,669      80,027      84,181      71,282      93,836

Long-term obligations         5,436       3,889      18,452       3,292      21,358

Cash dividends declared          --          --          --          --          --

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

     The Company's investments in Stater Bros. Holdings Inc. ("SBH" and, together with its wholly owned subsidiaries, "Stater"), Reading Company ("Reading") and Citadel Holding Corporation ("CHC" and together with its wholly owned subsidiaries, "Citadel") are included in the Company's Consolidated Financial Statements on the equity method of accounting. See Note 1 of Notes to the Consolidated Financial Statements.


Year Ended September 30, 1995 ("Fiscal 1995") Versus Year Ended September
-------------------------------------------------------------------------
30, 1994 ("Fiscal 1994")
------------------------


     The Company's net earnings for the year ended September 30, 1995 was $3,458,000 or $0.58 per share, as compared with a net loss of $1,378,000 or $0.22 per share for the year ended September 30, 1994. The net loss for Fiscal 1994 includes an extraordinary charge amounting to $2,408,000 or $0.38 per share representing the Company's equity ownership share of refinancing costs included in Stater's operating results, after an income tax benefit of $1,610,000.

     The Company's operating results have varied significantly reflecting the Company's share of the operating results of its affiliates, Stater, Reading and Citadel. Comparisons between the fiscal years is difficult due to (i) the Stater restructuring that occurred in March 1994, (ii) the 1994 acquisition by Reading of Cine Vista, its Puerto Rico based cinema chain, (iii) the increase by the Company of its voting interest in Citadel, after its 1994 restructuring, to the position where it is required to report such interest on the equity method of accounting.

     The increase in the Fiscal 1995 net earnings as compared to Fiscal 1994 losses is principally a result of the Fiscal 1994 inclusion of a $8,792,000 writedown of the Company's investment in CHC. The impact of the Fiscal 1994 writedown of CHC was reduced, in part, by $5 million of revenue reported with respect to proceeds received from SBH pursuant to a consulting agreement executed in March 1994, and a gain of $1.3 million on the sale of property. In addition, Fiscal 1995 includes a $935,000 increase in reported interest and dividend income from $695,000 in Fiscal 1994 as compared to $1,630,000 in Fiscal 1995. This increase was due to higher investable operating cash balances received as part of the Stater restructuring in March 1994.

Service income
--------------

     In connection with the SBH restructuring consummated in March 1994, the Company entered into a consulting agreement with SBH pursuant to which the Company has agreed, among other things, to render consulting services for a five year period. In accordance with this agreement, SBH paid the Company $5 million in March 1994 and committed to remit $1.5 million a year, payable quarterly, through the five year term of the agreement. SBH has the right to terminate the agreement without refund of any amounts paid, if it exercises the option discussed below and acquires the Company's interest in SBH. Included in service income for the 1995 and 1994 fiscal years is $1,500,000 and $5,849,000, respectively.

Equity in earnings of affiliates
--------------------------------

     Equity in earnings of affiliates reflects the Company's share of net earnings and losses of Stater, Reading and Citadel before extraordinary items and after preferred dividends. The following table sets forth the contribution by affiliate of the equity in earnings of affiliates.

                                          Year Ended September 30,
                                             1995          1994
                                           --------      --------
     SBH - reported as equity
     earnings of affiliate                $  3,693      $  6,422

     Reading - reported as equity
     earnings of affiliate                     989          (678)

     CHC - reported as equity
     losses of affiliate                      (474)           --
                                           -------       -------
       Equity earnings                       4,208         5,744

     SBH - reported by Company
     as extraordinary item                      --        (4,018)
                                           -------       -------

       Contribution by affiliates         $  4,208      $  1,726
                                           =======       =======

Stater
------

     On March 8, 1994, the Company and Stater consummated a series of restructuring transactions. Concurrently with the closing of the restructuring transactions, Stater obtained $165 million in new debt, the proceeds of which were primarily used to retire outstanding indebtedness together with a prepayment premium, pay a dividend to the holders of SBH Common Stock, and to acquire an option from the Company to purchase the SBH Common Stock held by the Company. The significant increase in debt resulted in Stater interest expense increasing in the 1995 Fiscal Year as compared to the 1994 Fiscal Year. SBH reported net income of $6.7 million for Fiscal 1995 as compared to $1.1 million for Fiscal 1994.

     Stater sales amounted to $1.580 billion in Fiscal 1995 as compared to $1.540 billion in Fiscal 1994. Stater operated 110 supermarkets at September 24, 1995 as compared to 111 supermarkets at September 25, 1994. Like store sales increased 1.2% in Fiscal 1995 compared to a decrease of 0.7% in Fiscal 1994. The increase in like store sales in Fiscal 1995 compared to decreases in Fiscal 1994 is due to a variety of factors including decreases in competitor openings, slight improvements in the Southern California economy and favorable customer response to Stater's introduction of prepackaged gourmet vegetables and fresh cut flowers.

     Stater's gross profits increased to $352.5 million or 22.31% of sales in Fiscal 1995 compared to $339.9 million or 22.08% of sales in Fiscal 1994. The increase in gross profits in Fiscal 1995 was due to continued increased efficiencies in Stater's warehousing and transportation departments, the introduction of higher gross margin products such as prepackaged gourmet vegetables and fresh cut flowers and a decrease in the number of competitive new store openings.

     Operating expenses include selling, general and administrative, depreciation and amortization and consulting fee expenses. Selling, general and administrative expenses were $308.3 million or 19.52% of sales as compared to $297.5 million or 19.32% for Fiscal 1994. Selling, general and administrative expenses in 1995 include reductions in expense categories such as worker's compensation and general liability self insurance expenses of $2.8 million, which was offset by increases in direct labor, store supplies and advertising expenses. Additional expenses were incurred in 1995 to operate the new stores opened in June and August of 1994. Selling, general and administrative expenses for Fiscal 1994 included certain non-recurring expenses including a $4 million charge for the 311,404 shares of common stock paid to the Company as part of the Restructuring and a one-time payment of $3.4 million to members of the Retail Clerks collective bargaining unit. Such non-recurring expenses were offset, in part by a non-recurring reduction in employer contributions to a collective bargaining unit health and welfare benefit trust of $13.6 million.

     Interest expense amounted to $20.1 million in Fiscal 1995 as compared to $15.5 million for Fiscal 1994. The increase in Fiscal 1995 is due to the issuance of additional debt in March 1994 as part of the Stater restructuring transaction.

     Stater's income before the cumulative effect of a change in accounting for income taxes and extraordinary loss amounted to $6.7 million in Fiscal 1995 as compared to $8.8 million in Fiscal 1994. In connection with the March 8, 1994 Restructuring, Stater entered into a series of transactions that included the sale of $165 million of 11% Senior Notes due 2001, the early retirement of the outstanding 9.8% Senior Notes due 2001 and certain bank financings. The early retirement of debt resulted in an after tax extraordinary charge to earnings, net of income tax benefit, of $8 million. Accordingly, the Company reported its 50% share of Stater's debt retirement costs amounting to $4,018,000, after an income tax benefit of $1,610,000, as an extraordinary item.

     Stater's net income for Fiscal 1995 amounted to $6.7 million compared to $1.1 million in Fiscal 1994. Such Fiscal 1994 results include a credit of approximately $.4 million resulting from Stater's adoption of the Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes".

     At September 24, 1995, Stater was in compliance with the restrictive covenants of its Bank Facility and 11% Senior Notes due 2001 and had a current ratio of 1.40:1; tangible net worth and debt subordinated to the bank of $176.4 million; a ratio of total liabilities to tangible net worth and debt subordinat-ed to the Bank of 0.76:1 and a fixed charge ratio (as defined in the Bank Facilities) of 1.30:1. However, there can be no assurance that Stater Bros. Markets will be able to achieve the expected operating results or implement the capital expenditure strategy upon which the covenants in the Bank Facilities are based. If for any reason Stater Bros. Markets is unable to comply with the terms of the Bank Facilities, including the covenants contained therein, such noncompliance would result in an event of default under the Bank Facilities, and could result in the acceleration of the payment of outstanding indebtedness or, in certain situations, the prohibition of dividends to SBH, which is SBH's primary source of anticipated cash to pay interest on the 11% Senior Notes and if converted, dividends on Preferred Stock.

Reading
-------

     On August 17, 1994, Reading acquired Theater Acquisitions of Puerto Rico, Inc. ("Cine Vista") for an aggregate purchase price of approximately $22.7 million, inclusive of acquisition costs of $.3 million. For accounting purposes, the acquisition was effective July 1, 1994. Cine Vista operates motion picture exhibition theaters in seven leased locations with a total of 44 screens in the Commonwealth of Puerto Rico. Accordingly, the operating results of Cine Vista are only included in the operating results of Reading for six months of Fiscal 1994 as compared to twelve months in Fiscal 1995.

     For the twelve month period ended September 30, 1995, Reading reported net income of approximately $2,097,000 (the Company's share amounting to approximately $989,000), as compared to a net loss of $1,437,000 (the Company's share amounting to $678,000) for the twelve month period ended September 30, 1994. The net income for the twelve month period ended September 30, 1995 includes $1,890,000 from the settlement of various litigation claims. The net loss from the twelve months 1994 includes (i) a provision for environmental matters of $1,306,000 and (ii) a development expense charge of approximately $795,000 related to Reading's investment in Oz Resorts and Entertainment, Inc.

     Revenues for the twelve months ended September 30, 1995 amounted to $19,533,000 as compared to $8,193,000 for the twelve month period ending September 30, 1994. As discussed above, Reading's significant increase in revenues during 1995 reflects the inclusion of the operating results of Cine Vista for twelve months as compared to six months during the 1994 twelve months, as well as, the inclusion of the litigation settlements amounting to $1,890,000 in the 1995 twelve months.

     Reading's general and administrative expenses amounted to approximately $4,454,000 for the twelve months ended September 30, 1995 as compared to $3,423,000 for the twelve months ended September 30, 1994. This was due to the addition of (i) approximately $973,000 associated with Cine Vista's general and administrative expenses and (ii) the inclusion of certain expenses related to diligence performed with respect to acquisition opportunities, as well as, theater development activities in Australia. The 1994 general and administrative costs include a development expense charge of approximately $795,000 related to Reading's investment in Oz Resorts and Entertainment Inc. and a $1,306,000 provision for environmental matters.

     At September 30, 1995, Reading had significant liquidity including cash, cash equivalents, and marketable treasury securities of approximately $47.5 million and no debt outstanding. Reading intends to expand Cine Vista's existing operations by developing new multiplex theaters in the Commonwealth of Puerto Rico which will require the expenditure of additional funds during the next several years. Reading is also pursuing a number of motion picture theater development opportunities, both domestically and internationally. If Reading were to enter into all the transactions currently being considered, Reading would not have adequate working capital to fund all the proposals. Therefore, Reading has obtained a commitment from a major money center bank for a $15 million line of credit with respect to Cine Vista's operations which line of credit will provide sufficient funds to complete Cine Vista's new theater development plans and provide additional liquid funds for the parent Company. In addition, Reading and the Company in November 1995 formed Reading International, to develop and operate multiplex theaters in Australia, and authorized initial funding of $10 million.

Citadel
-------

     At September 30, 1994, the Company reported its common stock investment in CHC at $2.625 or share or $1,556 million. During fiscal 1995, the Company increased its common stock ownership in CHC from 592,712 shares (9%) at September 30, 1994 to 993,112 shares (16.5%) at September 30, 1995, through the purchase of 400,400 shares of CHC stock for approximately $1,013,000. In addition, in November 1994 the Company acquired, in satisfaction of $5.25 million of a $6.2 million outstanding indebtedness of Citadel to the Company, 1,329,114 shares of a newly issued CHC 3% Cumulative Voting Convertible Preferred Stock. The preferred shares represent approximately 18.1% of the voting power of CHC at September 30, 1995, and together with the common shares owned by the Company represent approximately 31.6% of the voting power of CHC at September 30, 1995.

     Based on the increase in voting ownership in November 1994 through the acquisition of Preferred Stock, the investment in CHC met the criteria for using the equity method of accounting. As a result of the Company's previous writedowns of the CHC common stock investment below the underlying book value no retroactive adjustment to the results of operations was required. In accordance with accounting for this investment under the equity method of accounting, the Company has reclassified its investment in CHC to investment in equity affiliates.

     CHC, whose common stock is traded on the American Stock Exchange, was prior to the recapitalization of Fidelity, the holding company for Fidelity. CHC is referred to collectively with its wholly owned subsidiaries as "Citadel". As a consequence of a recapitalization and restructuring of Fidelity in August 1994, Citadel's interest in Fidelity was reduced to approximately 16%. During fiscal 1995, substantially all such remaining interest of Citadel in Fidelity was sold. Since the restructuring Citadel has been engaged primarily in the ownership and management of commercial and residential property. At September 30, 1995, Citadel's balance sheet assets amounted to approximately $39.7 million and consisted principally of real estate and cash.

     CHC reported a net loss for the three months ended December 31, 1994 of $8,898,000, including a writedown of its remaining investment in Fidelity of $7,081,000 and net earnings of $1,282,000 for its nine months ended September 30, 1994. The Company has included its share of such losses amounting to a loss of $474,000 for the twelve months ended September 30, 1995 as earnings (losses) from equity affiliates.

     Included in CHC's earnings for the nine month period ended September 30, 1995 is approximately $1,541,000 from the sale of two properties. In addition, during this period CHC sold substantially all of its investment in Fidelity, which resulted in the CHC receiving net cash proceeds of $11,938,000 and the return of 666,000 shares of CHC common stock. The net proceeds, when combined with the amount ascribed to the common stock received, approximated the carrying value of such Fidelity stock held at the date of sale. The sale of the properties and the Fidelity stock attributed to the significant increase in cash and cash equivalents at September 30, 1995.

Interest income and expense
---------------------------

     Interest and dividend income increased in the Fiscal 1995 to $1,630,000 compared to $695,000 in Fiscal 1994. The increase was due to higher investable operating cash balances which occurred in March 1994 upon the Stater restructuring. As part of the restructuring, the Company received approximately $42 million from Stater which was used in part to repay all outstanding debt of the Company amounting to $14 million thereby eliminating interest costs in Fiscal 1995. Included in interest and dividend income in Fiscal 1995 and Fiscal 1994 is $301,000 and $140,000, respectively, earned pursuant to a credit agreement between the Company, as lender, and Citadel, as borrower, which was paid in full in May 1995. The initial loan to Citadel made in August 1994 amounted to $6.2 million. In November 1994, the Company agreed to acquire $5.25 million of 3% Cumulative Voting Convertible Preferred Stock in CHC in partial satisfaction of $5.25 million of the $6.2 million loan to Citadel. Included in interest and dividend income is dividend income from the Company's holdings in CHC Preferred Stock amounting to approximately $140,000.

Operating, general and administrative expenses
----------------------------------------------

     Operating, general and administrative expenses decreased slightly to $2,230,000 in Fiscal 1995 from $2,404,000 in Fiscal 1994. Included in operating, general and administrative expenses in Fiscal 1994 is a $500,000 bonus awarded by the Board of Directors to the Chairman of the Board, based largely upon Chairman's contribution to the success of the Stater Restructuring, offset in part by a reduction in goodwill amortization of $200,000 and the receipt of insurance proceeds amounting to $144,000. Fiscal 1995 wages increased approximately $200,000 due to the hiring of an additional employee in the last six months of 1994 and bonus awards of $125,000.

Income taxes
------------

     The provision for income taxes from continuing operations amounted to $1,650,000 in Fiscal 1995 as compared to $1,010,000 in Fiscal 1994. As of

September 30, 1995, deferred tax assets amounting to $8,362,000 have been recognized to offset deferred tax liabilities of $13,742,000.

Year Ended September 30, 1994 ("Fiscal 1994") Versus Year Ended September
-------------------------------------------------------------------------
30, 1993 ("Fiscal 1993")
------------------------

     The Company's net loss for the year ended September 30, 1994 was $1,378,000 or $0.22 per share (including an extraordinary loss of approximately $2,408,000 or $0.38 per share), as compared with a net loss for Fiscal 1993 of $5,915,000 or $0.93 per share. The Fiscal 1993 loss includes a $4,900,000 provision for income taxes as compared to a $1,010,000 provision in Fiscal 1994. The Fiscal 1994 loss of $1,378,000 includes a charge of $8,792,000 attributable to a further writedown of the Company's investment in Citadel Holding Corporation (Citadel) and the Company's portion of equity losses from its investment in Reading amounting to $678,000 in Fiscal 1994 as compared to equity losses of $348,000 in Fiscal 1993. The impact of these charges in Fiscal 1994 was offset by various factors including (i) $5,849,000 of revenue reported with respect to proceeds received from Stater pursuant to a consulting agreement which became effective upon the closing of the Stater restructuring, (ii) a gain of approximately $1,303,000 on the sale of property, and (iii) a reduction in interest expense.

Service income
--------------

     In connection with the SBH restructuring consummated in March 1994, the Company entered into a consulting agreement with SBH pursuant to which the Company has agreed, among other things, to render consulting services for a five-year period and has agreed not to provide consulting services or own any controlling interest in any business that competes with Stater. Under this agreement SBH paid the Company $5 million in March 1994, and has committed thereafter $1.5 million a year, payable quarterly through the term of the Consulting Agreement. Included in service income for the year ended September 30, 1994 is approximately $5.849 million earned pursuant to this agreement.

Equity in Earnings of Affiliates
--------------------------------

     Equity in earnings of affiliates reflects the Company's share of net earnings or losses of its affiliates before extraordinary items and after preferred dividends. The following table sets forth the contribution by affiliate of the equity in earnings of affiliates:

        Equity in Earnings of Affiliates - Contribution by Affiliates
        -------------------------------------------------------------
                           (In thousands of dollars)

                                         Year Ended September 30,
                                              1994        1993
                                           ---------    --------
          SBH - reported as equity
            earnings of affiliate           $ 6,422     $ 2,685
          SBH - reported by Company
            as extraordinary item            (4,018)         --
                                             ------      ------
          SBH - Company share of SBH
            operating results                 2,404       2,685
          Reading - equity losses              (678)       (348)
                                             ------      ------

                                            $ 1,726     $ 2,337
                                             ======      ======

Stater
------

     As previously described, in March 1994, the Company and Stater consummated several a series of restructuring agreements which resulted in the Company receiving from Stater pre-tax cash proceeds approximating $42 million including a dividend distribution of $20 million, an option payment of $14.65 million, $5 million in connection with a Consulting Agreement, and $2.2 million for the redemption of existing preferred stock plus outstanding dividends. The Company recorded the dividend proceeds received in connection with the Restructuring as a reduction of the carrying amount of its investment and the amount previously recorded as excess of cost over the net assets acquired. The $14.65 million received in connection with the option granted by the Company to Stater is included in the balance sheet as a deferred credit under the caption "Option to sell investment in affiliate".

     In addition to the cash proceeds described above, the Company received in Fiscal 1994, 311,404 Company common shares previously held by Stater. The Company recorded the receipt of these shares as a reduction of shareholder's equity in the amount of $3.658 million. In addition, the Company has recorded 50% of the value ascribed to the shares returned net of expected income taxes, (representing the La Cadena portion of Stater's ownership), as a contribution to paid in capital in the amount of $1.024 million.

     Stater sales amounted to $1.540 billion in Fiscal 1994 as compared to $1.526 billion in Fiscal 1993. Sales from like stores (stores that have been open at least one year) decreased 0.7% in Fiscal 1994 compared to a decrease of 1.9% in Fiscal 1993. Stater operated 111 stores at September 30, 1994, including three new stores that were opened in Fiscal 1994, one of which replaced a smaller, less efficient store.

     Stater's gross profits increased to $339.9 million or 22.08% of sales in Fiscal 1994 compared to $330.6 million or 21.66% of sales in Fiscal 1993. The increase in gross profits in Fiscal 1994 was due to increased efficiencies in Stater's warehousing and transportation departments, the introduction of higher gross margin products such as prepackaged gourmet vegetables and cut flowers and a decrease in the number of competitive new store openings in the current fiscal year when compared to prior years.

     General and administrative expenses was $297.5 million in Fiscal 1994 as compared to $300.8 million in Fiscal 1993. The decrease in general and administrative expenses reflects a $13.6 million non-recurring reduction in employer contributions to a collective bargaining unit and health and welfare benefit trust offset in part by reductions in expense categories such as workers' compensation and general liability self insurance expenses, advertising and store supply expenses.

     Stater's income before income taxes and the cumulative effect of a change in accounting for income taxes and extraordinary loss amounted to $14.6 million in Fiscal 1994 as compared to $10.1 million for Fiscal 1993. In connection with the March 8, 1994 Restructuring, Stater entered into a series of transactions that included the sale of $165 million of 11% Senior Notes due 2001, the early retirement of the outstanding 9.8% Senior Notes due 2001 and certain bank financings. The early retirement of debt resulted in an after tax extraordinary charge to earnings, net of income tax benefit, of $8 million. Accordingly, the Company has reported its 50% share of Stater's debt retirement costs amounting to $4,018,000, before an income tax benefit of $1,610,000, as an extraordinary item.

     Stater's net income for Fiscal 1994 amounted to $1.1 million compared to $5.7 million in Fiscal 1993. Such results include a credit of approximately $.4 million resulting from Stater's adoption of the Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes".

Reading
-------

     On August 17, 1994, Reading acquired Theater Acquisitions of Puerto Rico, Inc. ("TAPR") for an aggregate purchase price of approximately $22.7 million, inclusive of acquisition costs of $.3 million. For accounting purposes, the acquisition was effective July 1, 1994. TAPR operated motion picture exhibition theaters in six leased locations with a total of 36 screens in the Commonwealth of Puerto Rico and three additional theaters representing an additional 18 screens, were under development at the time of the acquisition.

     For the twelve month period ended September 30, 1994, Reading reported a net loss of approximately $1,437,000 (the Company's share amounting to approximately $678,000), as compared to a net loss of $817,000 (the Company's share amounting to $348,000) for the twelve month period ended September 30, 1993. The loss for the twelve month period ended September 30, 1994 includes (i) a provision for environmental matters of $1.306 million, (ii) a development expense charge of approximately $.8 million related to Reading's investment in Oz Resorts and Entertainment, Inc. and (iii) a reduction of interest and dividend revenue due to lower investable balances as a result of the TAPR acquisition, as well as lower realized interest yields as compared to the twelve month period ended September 30, 1993. The impact of these charges was offset by a contribution to earnings from TAPR of approximately $1 million for the three months ended September 30, 1994.

Citadel
-------

     Prior to the restructuring of Citadel in August 1994, the Company's investment in CHC was accounted for at the lower of cost or market. Changes in net unrealized losses were included in shareholders' equity or, if a decline in market value was considered other than temporary, were included in the determination of net income. In light of a significant restructuring completed by CHC in August 1994 and a decline in the trading price of CHC shares, the Company recorded a loss on its investment in CHC of $8,792,000 for Fiscal 1994. As of September 30, 1994 the Company held 592,712 shares of CHC, or approximately 9% of CHC's outstanding securities. Included in the consolidated balance sheet at September 30, 1994, the Company's common stock investment in Citadel was reported at $1,556,000 or $2.625 per share. On October 21, 1994, the Company purchased in a private acquisition from CHC, 74,300 shares of CHC common stock for a purchase price of approximately $286,000. This acquisition increased the Company's common stock ownership in October 1994 to slightly more than 10%.

     In addition to its common stock investment as of September 30, 1994, the Company had loaned Citadel $6.2 million pursuant to a credit agreement dated August 4, 1994. On November 10, 1994, the Company agreed to acquire in satisfaction of $5.25 million of the $6.2 million outstanding indebtedness due under the credit agreement 1,329,114 shares of newly issued CHC 3% Cumulative Convertible Preferred Stock. The preferred shares represent approximately 18.1% of the voting power of CHC and, together with the common shares owned by the Company at that time, represented approximately 24.9% of the voting power of CHC as of December 31, 1994. In connection with this transaction, the credit available under the $8.2 million credit agreement was reduced to approximately $950,000. The 1,329,114 preferred shares ($3.95 per share) were issued to the Company pursuant to a Stock Purchase Agreement and Certificate of Designation which provide, among other things, that (i) the preferred shares carry a liquidation preference equal to their stated value and bear a cumulative (noncompounded) annual dividend equal to 3% of the stated value, payable quarterly, (ii) are convertible under certain circumstances into shares of common stock of CHC at an exercise price equal to the average closing price of Citadel shares over the preceding 60 business days, (iii) are redeemable at the option of CHC at any time after November 10, 1997 and (iv) are redeemable (subject to Delaware limitations upon distributions to shareholders) at the option of the Company in the event of a change of control of CHC.

Operating, general and administrative expenses
----------------------------------------------

     Operating, general and administrative expenses increased slightly from $2,383,000 in Fiscal 1993 to $2,404,000 in Fiscal 1994. Included in operating, general and administrative expenses in Fiscal 1994 is approximately $610,000 due to increased compensation and consulting expenses, principally attributable to a $.5 million bonus awarded by the Board of Directors to the Chairman of the Board, based largely upon Chairman's contribution to the success of the Stater Restructuring. These increases were offset in part, by a reduction in goodwill amortization of $300,000 and the receipt of insurance proceeds amounting to $144,000.

Interest expense
----------------

     Interest expense was eliminated in the fourth quarter of Fiscal 1994 as a result of the expiration of the Company's credit agreement upon the repayment of $14 million in debt obligations in March 1994. Interest expense amounted to $355,000 in Fiscal 1994 compared to $1,248,000 in Fiscal 1993. The decline in interest expense in Fiscal 1994 was attributable to the repayment of debt in March 1994 as well as the expiration in March 1993 of an Interest Rate and Currency Exchange Agreement which required the Company to pay the difference between the three month LIBOR rate and 8%, determined quarterly on $30 million through March 1993. Included in interest expense in Fiscal 1993 is $648,000 attributable to this agreement.

Income taxes
------------

     The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" effective October 1, 1992, without restating prior years financial statements. There was no cumulative effect on prior years from this change in accounting principle. The provision for income taxes from continuing operations amounted to $1,010,000 in Fiscal 1994 as compared to $4,900,000 in Fiscal 1993. As of September 30, 1994, deferred tax assets amounting to $8,275,000 had been recognized to offset deferred tax liabilities of $12,060,000. The reported deferred tax assets are expected to be realized as an offset against reversing temporary differences which create net future tax liabilities.

     Prior to 1993, no provision had been made by the Company on the accrued undistributed earnings of equity investments (Stater and Reading) because such earnings were expected to remain invested indefinitely. In the fourth quarter of Fiscal 1993, the Company no longer anticipated having such Stater earnings remain invested indefinitely. Accordingly, the Company recorded a $4,900,000 provision in Fiscal 1993 to record deferred income taxes with respect to the cumulative undistributed equity earnings, net of applicable operating/capital loss carryforwards, available for financial statement purposes.


Liquidity
---------

     At September 30, 1995, the Company had cash and cash equivalents totaling approximately $21.1 million and no debt outstanding. Cash and cash equivalents decreased $146,000 from $21,205,000 at September 30, 1994 to $21,059,000 at
September 30, 1995. Principal sources of funds during Fiscal 1995 included service income from SBH of $1,500,000 and interest and dividend income of approximately $1,630,000. During Fiscal 1995 the Company received interest earnings and dividend income from CHC amounting to $192,000 as a result of its ownership of preferred stock and loans made to Citadel. In addition, the Company received $950,000 from Citadel in repayment of all outstanding loans.

     In addition to operating expenses, principal uses of funds during Fiscal 1995 were $320,000 for the acquisition of Reading Class A Common Stock and $1,011,000 for the acquisition of CHC common stock. Subsequent to September 30, 1995 the Company purchased an additional 77,800 shares of Reading Class A Common Stock for approximately $708,000 and 571,361 shares of CHC Common Stock for $1,281,000.

     During Fiscal 1995, the Board of Directors provided authorization to the management of the Company to spend up to $3 million to purchase from time to time shares of the Company's Common and/or Class A Common Preference Stock. In connection with this authorization the Company repurchased 90,000 shares of the Company's Common Stock for approximately $823,000. Subsequent to September 30, 1995, the Company has repurchased and additional 118,100 shares of Common Stock and 23,000 shares of Class A Common Preference Stock at a purchase price of approximately $1,342,000.

     Cash and cash equivalents increased by approximately $20.5 million from September 30, 1993 to September 30, 1994. During March 1994, the Company received approximately $42 million from SBH in connection with the Restructuring. The proceeds received are reflected in the statement of cash flows for Fiscal 1994 as $5.4 million ($5 million reported as service income and $.4 million of outstanding dividend and interest income) in net income provided by operating activities, $1.8 million as investing activities from the redemption of long-term investment in SBH, and financing activities of $34.65 million (reported as $20 million and $14.65 million as a dividend from equity affiliate and the sale of option to affiliate, respectively).

     Net cash provided by (used in) financing activities amounted to $21.2 million and $10.3 million in Fiscal 1994 and Fiscal 1993. Concurrently, with the receipt of proceeds from SBH in Fiscal 1994, the Company repaid its outstanding debt obligation to its lenders of $14 million. In addition, during Fiscal 1994 the Company loaned Citadel $6.2 million. During Fiscal 1995, the Company agreed to acquire in satisfaction of $5.25 million of such loan, $1,329,114 shares of newly issued CHC 3% Cumulative Voting Convertible Preferred Stock. Net cash provided by financing activities during Fiscal 1993 consisted primarily of bank borrowings used to finance the Company's acquisition of stock of Reading and CHC amounting to approximately $9.2 million.

     In November 1995, the Company committed to make an initial contribution of $5 million to Reading International. The Company has significant liquidity and believes that the Company's sources of funds will be sufficient to meet its cash flow requirements for the foreseeable future.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX                                                                     PAGE
-----                                                                     ----
Report of Independent Auditors............................................  41

Consolidated Balance Sheets
  Years Ended September 30, 1995 and 1994.................................  42

Consolidated Statements of Operations
  Years Ended September 30, 1995, 1994 and 1993...........................  43

Consolidated Statements of Shareholders' Equity
  Three Years Ended September 30, 1995....................................  44

Consolidated Statements of Cash Flows
  Years Ended September 30, 1995, 1994 and 1993...........................  45

Notes to Consolidated Financial Statements.............................. 46-59

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes therein.

                        REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Craig Corporation


We have audited the accompanying consolidated balance sheets of Craig Corporation and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Craig Corporation and subsidiaries at September 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.



                                             ERNST & YOUNG LLP


Los Angeles, California
January 11, 1996

                      CRAIG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 30,
                                                             1995            1994
                                                           ---------------------------
                                                            (In thousands of dollars)
ASSETS
--------------------------------------------------

CURRENT ASSETS
Cash and cash equivalents                                 $   21,059    $   21,205
Other current assets                                             323           150
                                                           ---------     ---------
      Total current assets                                    21,382        21,355
Investments in affiliates                                     60,171        49,131
Note receivable from affiliate                                    --         6,200
                                                           ---------     ---------
Excess of cost over net assets acquired, net                   2,201         2,347
                                                           ---------     ---------
Other assets                                                     915           994
                                                           ---------     ---------

      Total assets                                        $   84,669    $   80,027
                                                           =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------

CURRENT LIABILITIES
Accounts payable                                          $      362    $       77
Accrued expenses                                                 330           326
                                                           ---------     ---------
      Total current liabilities                                  692           403

Other long-term liabilities                                       56           104
Option to sell investment in affiliate                        14,650        14,650
Deferred tax liabilities                                       5,380         3,785

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, par value $.25,
 1,000,000 shares authorized, none issued                         --            --
Class A common preference stock, par value
 $.01, 10,000,000 shares authorized,
 1,645,000 issued and outstanding                                 16            16
Class B common stock, par value $.01,
 20,000,000 shares authorized, none issued                        --            --
Common stock, par value $.25,
 7,500,000 shares authorized, 5,444,065
 shares issued                                                 1,361         1,361
Additional paid-in capital                                    30,793        30,793
Affiliate's unrealized security loss                              --          (171)
Retained earnings                                             43,858        40,400
Cost of treasury shares, 1,154,095 and 1,064,095             (12,137)      (11,314)
                                                           ---------     ---------
      Total shareholders' equity                              63,891        61,085
                                                           ---------     ---------

Total liabilities and shareholders' equity                $   84,669    $   80,027
                                                           =========     =========

          See accompanying notes to consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Years Ended
                                                       September 30,
                                               1995        1994         1993
                                             ---------------------------------
                                                 (In thousands of dollars,
                                                 except per share amounts)

Service income from affiliate               $   1,500   $   5,849    $      --
Equity in earnings of affiliates                4,208       5,744        2,337
Interest and dividend income                    1,630         695          260
Other income                                       --       1,303           19
                                             --------    --------     --------

                                                7,338      13,591        2,616
                                             --------    --------     --------


Costs and expenses:
  Loss from writedown of
    investment in affiliate                        --       8,792           --
  Operating, general and
    administrative expenses                     2,230       2,404        2,383
  Interest expense                                 --         355        1,248
                                             --------    --------     --------

                                                2,230      11,551        3,631
                                             --------    --------     --------

Earnings (loss) before taxes and
  extraordinary items                           5,108       2,040       (1,015)
Provision for income taxes                      1,650       1,010        4,900
                                             --------    --------     --------

Net earnings (loss) before
  extraordinary items                           3,458       1,030       (5,915)
Extraordinary item:
  Debt refinancing - equity in earnings
    of affiliate, net of income tax
    benefit of $1,610 in 1994                              (2,408)          --
                                             --------    --------     --------

Net earnings (loss)                         $   3,458   $  (1,378)   $  (5,915)
                                             ========    ========     ========

Earnings (loss) per common and
  common equivalent share
    Continuing operations                   $    0.58   $    0.16    $  (0.93)
    Extraordinary items                            --       (0.38)          --
                                             --------    --------     --------

    Net earnings (loss)                     $    0.58   $ (0.22)     $  (0.93)
                                             ========    ========     ========

         See accompanying notes to consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     THREE YEARS ENDED SEPTEMBER 30, 1995
                           (IN THOUSANDS OF DOLLARS)

                    Common Stock     Class A
                    Outstanding      Common Stock
                    -----------      ------------
                                                                                       Treasury
                   Shares    Par     Shares    Par    Paid-In   Valuation   Retained     Stock
                            Value             Value   Capital    Reserve    Earnings    At Cost

-----------------------------------------------------------------------------------------------
Balances at
October 1, 1992     5,444   $1,361    1,645   $ 16    $29,769   $ (3,536)   $47,693    $(7,656)

Net (loss)                                                                   (5,915)
Investment valu-
  ation reserve                                                    3,536
                    -----   ------    -----   ----    -------   --------    -------    -------
Balances at
Sept. 30, 1993      5,444    1,361    1,645     16     29,769         --     41,778     (7,656)

Treasury stock                                          1,024                           (3,658)
Net (loss)                                                                   (1,378)
Investment valu-
  ation reserve                                                     (171)
                    -----   ------    -----   ----    -------   --------    -------    -------
Balances at
Sept. 30, 1994      5,444    1,361    1,645     16     30,793       (171)    40,400    (11,314)

Repurchase stock                                                                          (823)
Net (loss)                                                                    3,458
Investment valu-
ation reserve                                                        171
                    -----   ------    -----   ----    -------   --------    -------    -------

Balances at
Sept. 30, 1995      5,444   $1,361    1,645   $ 16    $30,793   $     --    $43,858   $(12,137)
                    =====   ======    =====   ====    =======   ========    =======    =======


         See accompanying notes to consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Fiscal Years Ended
                                                                      September 30,
                                                           1995            1994            1993
                                                         -----------------------------------------
                                                                 (In thousands of dollars)
OPERATING ACTIVITIES
 Net (loss)                                              $  3,458        $ (1,378)       $ (5,915)
  Adjustments to reconcile net earnings (loss) to
   net cash provided (used) by operating activities:
    Loss on long-term investment                               --           8,792              --
    Depreciation                                              100             100              99
    Amortization of excess cost over assets acquired           66             266             563
    Amortization of deferred finance costs                     --              24              40
    Undistributed earnings of affiliates                   (4,208)         (1,726)         (2,337)
    Increase (decrease) in deferred tax liability           1,595          (2,575)          4,900
    Changes in operating assets and liabilities:
     Decrease (increase) in other assets                     (176)            231            (220)
     Increase (decrease) in accrued liabilities               289             (58)            119
                                                         --------        ---------       --------
 Net cash provided by (used in) operating activities        1,124           3,676          (2,751)

INVESTING ACTIVITIES
 Increase in note receivable to affiliates                     --          (6,200)             --
 Proceeds from note receivable pay-off                        950
 Purchase of property and equipment                           (18)             --             (12)
 Redemption of investment in affiliate                         --           1,800              --
 (Acquisition) of stock of affiliate                       (1,331)             --          (9,199)
                                                         ---------       --------        ---------
 Net cash provided by (used in) investing activities         (399)         (4,400)         (9,211)

FINANCING ACTIVITIES
 Proceeds from issuance of long-term debt                      --             600          10,300
 Payments of long-term debt and other liabilities             (48)        (14,048)            (40)
 Dividend received from equity affiliate                       --          20,000              --
 Proceeds from sale of option to affiliate                     --          14,650              --
 Common stock repurchase                                     (823)             --              --
                                                         ---------       --------        --------
 Net cash provided by (used in) financing activities         (871)         21,202          10,260

Increase (decrease) in cash and cash equivalents             (146)         20,478          (1,702)
Cash and cash equivalents at beginning of year             21,205             727           2,429
                                                         --------        --------        --------
Cash and cash equivalents at end of year                 $ 21,059        $ 21,205        $    727
                                                         ========        ========        ========

SUPPLEMENTAL DISCLOSURES:
 Interest paid during the periods ended September 30, 1995, 1994 and 1993 was $0, $450,000 and $1,130,000, respectively. During fiscal 1995, the Company acquired $5.25 million of Citadel 3% Cumulative Convertible Preferred Stock in satisfaction of $5.25 million of outstanding indebtedness. With respect to non-cash financing activities, in September 1993, the Company received preferred stock of Stater Bros. Holdings Inc. in exchange for the early retirement of a note receivable amounting to $1,000,000.


         See notes to accompanying consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------


Basis of Presentation and Principle of Consolidation
----------------------------------------------------

The consolidated financial statements include the accounts of Craig Corporation (the "Company") and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in affiliates in which the Company holds a 20 to 50 percent ownership interest are accounted for using the equity method (Note 3).

Depreciation and Amortization
-----------------------------

Depreciation and amortization of property and leasehold improvements is generally provided using the straight-line method over the estimated useful lives of the assets or the shorter of the estimated lives or lease term for leasehold improvements.

The excess of cost over net assets acquired is amortized using the straight-line method over 40 years. Accumulated amortization at September 30, 1995 and 1994 was approximately $585,000 and $519,000, respectively.

Income Taxes
------------

The Company and its subsidiaries file consolidated federal and state tax returns. During the fourth quarter of the year ended September 30, 1993, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" without restating prior years' financial statements. There was no cumulative effect on prior years from this change in accounting principle. Under SFAS No. 109, deferred income taxes reflect the net tax effect of temporary differences between the financial statement carrying amount of assets and liabilities and the amounts used for income tax purposes.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value, and consist primarily of federal agency securities. Included in cash and cash equivalents at September 30, 1995 is approximately $19.8 million, which is held in government securities having maturities of three months or less.

                      CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 2 - PER SHARE DATA
-----------------------

Earnings per share is based on 5,969,585, 6,310,424, and 6,336,374, the weighted average number of shares of common stock outstanding during the years ended September 30, 1995, 1994 and 1993, respectively. Fully diluted earnings per share have been omitted because the effect of such computation was not significant or anti-dilutive in the years reported.


NOTE 3 - INVESTMENTS IN AFFILIATES
----------------------------------


The Company's investments in affiliates at September 30, 1995 and 1994 consist of the following (in thousands):

                                                          1995      1994
                                                         ------    ------
Stater Bros. Holding, Inc. (Stater)                     $20,160   $16,467
Reading Company ("Reading")                              32,725    31,108
Citadel Holding Corporation ("CHC")                       7,286     1,556
                                                         ------    ------
                                                        $60,171   $49,131
                                                         ======    ======

Consolidated retained earnings represented by undistributed earnings of investments reported on the equity method amounted to approximately $21.8 million at September 30, 1995.

Stater
------

Investments in affiliates include the Company's 50% interest (48% voting interest) in Stater Bros. Holdings Inc. ("SBH" and collectively with its operating subsidiaries, "Stater"). The remaining 50% interest (52% voting) in Stater is owned by La Cadena Investments ("La Cadena"), a general partnership consisting of key management executives of Stater.

During March 1994, the Company consummated several separate agreements with SBH and La Cadena with respect to a series of restructuring transactions under the terms of which the Company received from Stater pre-tax cash proceeds approximating $42 million, including a dividend distribution of $20 million, an option payment of $14.65 million, $5 million in connection with a Consulting Agreement, and $2.2 million for the redemption of existing preferred stock plus outstanding dividends. In connection with reporting the dividend proceeds received in the restructuring, the Company reduced the carrying amount of its investment by $5.2 million and the amount previously recorded as excess of cost over the net assets acquired related to Stater by $14.8 million. The $14.65 million received in connection with the option to sell the Company's investment in SBH is included in the balance sheet as a deferred credit under the caption "Option to sell investment in affiliate".

                      CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 3 - INVESTMENTS IN AFFILIATES (CONT'D)
-------------------------------------------

The Company expects to account for the deferred option proceeds amounting to $14.65 million at the earlier of the exercise of the option or its expiration. The option payment to the Company of $14.65 million pertains to an option granted by the Company to SBH, which in turn provides the means by which the Company's continuing 50% economic interest in SBH may, in the future, be acquired by SBH, at SBH's option. The option exercise price at March 8, 1994 amounted to $60 million, adjusting upwards at an annual rate of approximately 8.833%. The option has an initial term of two years, but may be extended for ten additional years if SBH converts the Company's common stock interest in SBH to preferred stock prior to the expiration of the initial two year option period. The reciprocal option rights held by the Company and La Cadena Investments under the existing Shareholder Agreement have been suspended. The preferred stock, if issued at the end of two years, or March 8, 1996, will have a liquidation preference of approximately $69.4 million and a cumulative dividend preference beginning at 10.5%, increasing to 12% after 78 months, and further increasing every twelve months thereafter by an additional 1%, to a maximum cumulative dividend rate of 15%. In the event dividends on the preferred stock for two or more quarterly dividend periods remain unpaid by SBH, the Company will have a right to elect a majority of SBH's directors. The Company has the right to have the preferred stock redeemed at any time following the fifteenth anniversary of the granting of the option.

Since May 1989, the Company has been a party to an Agreement of Stockholders of SBH which, among other things, provided that for a period of twenty years (i) neither party may sell or transfer its Stater shares without offering the other party a right of first refusal; and (ii) either party may offer to purchase the other party's interest, and the party receiving the offer has the option to sell at the offer price or purchase the offering party's interest at that price (the "Option Rights"). Pursuant to an amendment of this agreement dated as of September 3, 1993, the Company agreed to standstill under its Option Rights during the period of time Stater pursued consummation of the restructuring described above, but no later than March 31, 1994 if such restructuring was not successful. In consideration for such provision, Stater was obligated to return to the Company 311,404 shares of the Company's common stock transferred to Stater in May 1989. The Company recorded the 311,404 Company common shares, which were received in August 1994, as a reduction of shareholder's equity in the amount of $3.658 million, representing the closing stock market of the shares on the agreement date of September 3, 1993. In addition, the Company has recorded 50% of the value of the shares returned (representing the La Cadena portion of Stater's ownership), net of expected income taxes, as a contribution to paid in capital in the amount of $1.024 million. As of the date of the restructuring, the Amended Stockholders Agreement provides that, among other things, (a) the Stockholders Agreement may be terminated by either party upon exercise by Stater

                      CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 3 - INVESTMENTS IN AFFILIATES (CONT'D)
-------------------------------------------

of its right to convert the Company's common stock in SBH into preferred stock of SBH as described above, and (b) the "Option Rights" shall be suspended until after the expiration of Stater's right to convert the Company's SBH common stock into SBH Preferred Stock.

Also in connection with the Stater restructuring, the Company entered into a subsequent consulting agreement with Stater pursuant to which the Company has agreed, among other things, to render consulting services for a five-year period and has agreed not to provide consulting services or own any controlling interest in any business competing with Stater. In consideration for such agreement, SBH paid the Company $5 million in March 1994, and agreed to pay $1.5 million a year, payable quarterly, through the term of the agreement. Included in service income for the years ended September 30, 1995 and 1994, is approximately $1.5 million and $5.849 million, respectively, earned pursuant to this agreement. SBH has the right to terminate its obligations under the Consulting Agreement, in the event it exercises its option to purchase the Common Stock of SBH from the Company.

The Company loaned Stater $1,800,000 as evidenced by a seven year interest bearing note in the fiscal year ended 1991. In September 1993 and September 1992, the Company exchanged $1,000,000 and $800,000 of the $1,800,000 note due in September 1998 for 40,000 and 32,000 shares of Stater preferred stock In connection with the Stater restructuring, the Company received $2.2 million in consideration for the redemption of the preferred stock and outstanding interest and dividends due thereon.

Stater files the required periodic reports with the Securities and Exchange Commission (SEC). Copies of these reports are available from the SEC. Summarized financial information of Stater is as follows:

                                                 September 24,  September 25,
                                                     1995            1994
                                                 ----------------------------
                                                        (In thousands)
     CONDENSED BALANCE SHEET

       Current assets                                $158,647       $151,108
       Property, plant and equipment, net             118,627        111,645
       Other assets                                    36,808         43,736
       Current liabilities                            113,633        109,686
       Long-term debt                                 173,099        174,187
       Other liabilities                               13,772         15,765
       Shareholders' common equity                     13,578          6,851

The payment of dividends by Stater to the Company are restricted subject to various financial covenants in the Stater credit agreements.

                      CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 3 - INVESTMENTS IN AFFILIATES (CONT'D)
-------------------------------------------

                                            52 Weeks     52 Weeks     52 Weeks
                                             Ended        Ended        Ended
                                           Sept. 24,    Sept. 25,    Sept. 26,
                                              1995        1994          1993
                                           -----------------------------------
                                                      (In thousands)
     CONDENSED STATEMENT OF INCOME

       Sales                               $1,579,895   $1,539,717   $1,526,002
       Cost of goods sold                   1,227,355    1,199,794    1,195,399
                                           ----------   ----------   ----------
       Gross profit                           352,540      339,923      330,603
       General and administrative             308,332      297,474      300,826
       Depreciation and amortization           11,756       11,656        9,910
       Consulting costs                         1,500          830           --
                                           ----------   ----------   ----------
       Income from operations                  30,952       29,963       19,867
       Interest expense, net                   20,076       15,501       10,292
       Other income                                69          183          543
                                           ----------   ----------   ----------
       Income before provision for taxes
         and extraordinary item                10,945       14,645       10,118
       Income taxes                             4,218        5,856        4,218
                                           ----------   ----------   ----------
       Income before extraordinary
         item and accounting change             6,727        8,789        5,692
       Change in accounting for taxes              --          372           --
       Extraordinary loss                          --       (8,036)          --
                                           ----------   ----------   ----------
       Net income                          $    6,727   $    1,125   $    5,692
                                           ----------   ----------   ----------

In connection with the Restructuring, Stater completed a debt financing of $165 million which occurred in March 1994. The net proceeds from the debt refinancing were used to consummate the Stater Restructuring and replace outstanding debt of $96.7 million. In connection with the early redemption of outstanding debt, Stater recorded an extraordinary charge of approximately $8.036 million, net of tax benefits amounting to $5.9 million, for costs related to the redemption premium to holders of the previous outstanding debt securities. Accordingly, the Company has reported its 50% share of Stater's debt retirement costs amounting to $4.018 million, before income tax benefits of $1.610 million, as an extraordinary item.

Reading
-------

At September 30, 1995 and 1994, the Company held 2,367,976 and 2,334,957 shares with a purchase price of $31,954,000 and $31,635,000, respectively. Based on the closing price per share of Reading at September 30, 1995 of $10, the aggregate market value of the Company's investment in Reading at was approximately $23,680,000. Subsequent to September 30, 1995, the Company increased its ownership in Reading to 2,445,776 or 49.2% of the outstanding Reading securities,

                      CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 3 - INVESTMENTS IN AFFILIATES (CONT'D)
-------------------------------------------

through the purchase of an additional 77,800 shares for a total purchase price of approximately $708,000.

Summarized financial information of Reading at September 30, 1995 and 1994 and for the three years then ended is as follows:

                                                          September 30,
                                                        1995         1994
                                                    ------------------------
                                                         (In thousands)
     CONDENSED BALANCE SHEET
       Current assets                                 $50,263      $46,706
       Property and equipment                           7,118        7,037
       Intangible assets                               15,770       16,640
       Other assets                                     2,111        2,213
       Current liabilities                              3,596        3,414
       Other long-term liabilities                      2,907        2,884
       Shareholders' equity                            68,759       66,298

At September 30, 1994, Reading included as a separate component of shareholders' equity $364,000 reflecting the net adjustment for unrealized holding losses on available for sale securities. Accordingly, the Company reflected its 47% ownership allocation of such valuation reserve as a separate component of shareholders' equity, titled affiliate's unrealized security losses, at September 30, 1994.

                                                            Years Ended September 30,
                                                        1995          1994           1993
                                                      -------------------------------------
                                                                  (In thousands)
     CONDENSED STATEMENT OF INCOME
       Revenue:
        Theatre                                       $ 14,878       $ 4,908       $    --
        Interest and dividend                            2,194         2,367         2,959
        Other                                            2,461           918           401
                                                      --------       -------       -------
                                                        19,533         8,193         3,360
       Theater costs                                    11,451         3,433            --
       Depreciation and amortization                     1,339           339            --
       General and administrative                        4,457         3,769         4,068
       Provision for environmental                          --         1,306           241
       Development expense                                  --           795            --
                                                      --------       -------       -------
       Earnings (Loss) before income
         taxes and accounting change                     2,286        (1,449)         (949)
       Income taxes (benefit)                              189           (12)           --
       Cumulative effect of
         accounting change                                  --            --           132
                                                      --------       -------       -------
       Net income (loss)                              $  2,097       $(1,437)      $  (817)
                                                      --------       -------       -------

                      CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 3 - INVESTMENTS IN AFFILIATES (CONT'D)
-------------------------------------------

Reading files the required periodic reports with the Securities and Exchange Commission (SEC). Copies of these reports are available from the SEC.

In November 1995, Reading and the Company formed Reading International LLC to develop and operate multiplex cinemas in Australia. Reading and Craig have each committed to make an initial contribution of $5 million, on an as needed basis for an aggregate initial capitalization of $10 million. The LLC agreement provides, among other things, that each party will have rights of first refusal regarding any proposed disposition of the other's interest in Reading International.

Citadel ("CHC")
---------------

CHC, whose common stock is traded on the American Stock Exchange, was prior to the recapitalization of Fidelity Federal Bank, ("Fidelity"), the holding company for Fidelity. CHC is referred to collectively with its wholly owned subsidiaries as "Citadel". As a consequence of a recapitalization and restructuring of Fidelity in August 1994, Citadel's interest in Fidelity was reduced to approximately 16%. During fiscal 1995, substantially all such remaining interest by Citadel in Fidelity was sold. At September 30, 1995, Citadel's assets amounted to approximately $39.7 million and consisted principally of real estate and cash.

As of September 30, 1995 and 1994, the Company's investment in CHC is as follows:


                                                    1995         1994
                                                  -------      -------
Common Stock                                      $ 2,036      $ 1,556
3% Cumulative Convertible Preferred Stock           5,250           --
                                                  -------      -------
  Total investment                                $ 7,286      $ 1,556
                                                  -------      -------

During fiscal 1995, the Company increased its common stock ownership in CHC from 592,712 shares (9%) at September 30, 1994 to 993,112 shares (16.5%) at September 30, 1995, through the purchase of 400,400 shares of CHC stock for approximately $1,013,000. In addition, in November 1994 the Company acquired, in satisfaction of $5.25 million of a $6.2 million outstanding indebtedness of Citadel to the Company, 1,329,114 shares of a newly issued CHC 3% Cumulative Voting Convertible Preferred Stock. The preferred shares represent approximately 18.1% of the voting power of CHC at September 30, 1995, and together with the common shares owned by the Company represent approximately 31.6% of the voting power of CHC at September 30, 1995. Based on the closing price of CHC's common stock of $2.25 at September 30, 1995, the aggregate market value of the Company's common stock interest in CHC was approximately $2,234,000.
                                                                              52

                      CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 3 - INVESTMENTS IN AFFILIATES (CONT'D)
-------------------------------------------

Subsequent to September 30, 1995, the Company acquired an additional 571,361 common shares for approximately $1,281,000, increasing the Company's common stock ownership in CHC to 1,564,673 or 26% which, together with the preferred stock, represents 39.4% of the outstanding voting power of CHC.

The 3% Cumulative Voting Convertible Preferred Stock was issued to the Company pursuant to a stock purchase Agreement and Certificate of Designation which provides, among other things, that (i) the preferred shares carry a liquidation preference equal to their stated value and bear a cumulative (noncompounded) annual dividend equal to 3% of the stated value, (ii) are convertible under certain circumstances into shares of common stock of CHC, (iii) are redeemable at the option of CHC at any time after November 1997 and (iv) are redeemable (subject to Delaware limitations upon distributions to shareholders) at the option of the Company in the event of a change of control of CHC. Subject to certain limitations, the Preferred Stock is convertible into common shares of CHC at a conversion price equal to the "market price" per share of CHC common stock, calculated as the per share stated value of $3.95 divided by the average of the closing price per share of the CHC common stock for each of the 60 days preceding the conversion. Assuming a market price of $2.25, the Company's preferred stock if converted would be at 2,333,333 shares, resulting in an increase in the Company's voting ownership in CHC to 46.8% at December 31, 1995. For financial statement purposes the Company carries its preferred stock investment at cost amounting to $5.25 million as of September 30, 1995. Dividends earned and included in dividend and interest income for the year ended September 30, 1995 amounted to approximately $140,000.

In November 1994, an action was filed against the Company, CHC and the directors of CHC in the Delaware Court of Chancery claiming that the individual defendants, directors of CHC (two of which are also directors of the Company),breached their duties by causing CHC to issue shares of common and preferred stock to the Company for purposes of perpetuating the individual defendants as directors of CHC. On April 12, 1995, the Company entered into a Settlement Agreement with the plaintiff pursuant to which the Company agreed not to exercise the conversion feature of its preferred stock prior to February 4, 1996, without the prior approval of CHC shareholders. In consideration of this agreement by the Company, CHC granted the Company a two year option to purchase 666,000 shares of CHC common stock at $3.00 per share and agreed to reimburse the Company for its litigation costs, which amounted to approximately $62,000.

At September 30, 1994, the carrying value of CHC common stock, as adjusted for market declines considered to be other than temporary, amounted to $1,556,000 or $2.625 per share. After CHC determined to cease its role as a thrift holding company, the Company increased, as described above, its voting interest in CHC to 31.6% through the purchase of common stock and convertible preferred stock as

                      CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 3 - INVESTMENTS IN AFFILIATES (CONT'D)
-------------------------------------------

of September 30, 1995. As a result of the increase, the Company's investment in CHC met the criteria for using the equity method of accounting, which the Company has adopted in Fiscal 1995. Prior writedowns of the Company's investment in CHC continued to be reflected as "Loss from writedown of investment in affiliate. Included in equity earnings from affiliates is the Company's portion of CHC's operating results, less preferred dividends, amounting to a loss of $474,000 for the year ended September 30, 1995.

CHC's fiscal year end is December 31. Summarized financial information of CHC for the three months ended December 31, 1994 and the nine months ended September 30, 1995 follows:

                                                        September 30, December 31,
                                                             1995        1994
                                                           --------    --------
         Cash and cash equivalents                          $15,913     $ 4,805
         Investment in Fidelity Federal Bank                     11      13,405
         Rental Properties                                   21,832      19,858
         Other assets                                         1,965       1,844
         Mortgage liabilities                                16,204      13,896
         Other liabilities                                    5,913       8,178
         Stockholders' equity                                17,604      17,838

Stockholders' equity includes 1,329,114 outstanding shares of 3% Cumulative Voting Convertible Preferred Stock with a stated value of $5,250,000 issued to the Company. At September 30, 1995, cumulative dividends not yet declared by the Board of CHC amounted to $39,375. Pursuant to the terms of a settlement agreement with a stockholder in April 1995, the stockholder purchased from CHC 1,295,000 shares of Fidelity stock in exchange for which CHC received $2.22 million and 666,000 shares of CHC stock held by the stockholder. CHC reflected the return of the CHC common stock as treasury stock in the amount of $1.415 million, or $2.125 per share.


                                                Nine Months Ended   Three Months Ended
                                                   September 30,          December 31,
                                                      1995                  1994
                                                -----------------    -----------------
Rental and other income                             $ 4,357              $ 1,303
Real estate operating expenses                       (1,922)                (899)
Depreciation                                           (343)                (162)
Interest expense                                       (889)                (365)
General and administrative expenses                  (1,423)              (1,694)
Loss from Fidelity                                      (39)              (7,081)
Gain on sale of rental property                       1,541                   --
                                                    --------             --------
Net earnings (loss)                                 $ 1,282              $(8,898)
                                                    --------             --------

                      CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 4 - NOTE RECEIVABLE FROM AFFILIATE
---------------------------------------

On August 4, 1994, CHC completed a series of transactions which resulted in the restructuring of Citadel and the recapitalization of Fidelity. In connection with CHC restructuring, Citadel Realty Inc., a wholly owned subsidiary of Citadel, purchased four REO properties from Fidelity, at a transfer price of approximately $19.8 million. The property acquisitions were financed by $13.9 million in mortgage loans and $6.2 million borrowed from the Company. Such funds were loaned by the Company to Citadel Realty Inc. in August 1994 pursuant to the terms of a credit agreement between the Company, Citadel Realty Inc., as borrower, and CHC, as guarantor. In November 1994, the Company acquired, in satisfaction of $5.25 million of the $6.2 million outstanding indebtedness of Citadel to the Company, 1,329,114 shares of a newly issued CHC 3% Cumulative Voting Convertible Preferred Stock. During May 1995, the note was canceled upon the repayment of the remaining $950,000 outstanding. Included in dividend and interest income for the year ended September 30, 1995 and 1994 is approximately $301,000 and $140,000, respectively, earned pursuant to the loan.


NOTE 5 - TAXES ON INCOME
------------------------


At September 30, 1995 and 1994, the components of the deferred tax liabilities and assets are as follows (in thousands):


                                                    September 30,
                                                   1995     1994
                                                 -------   -------
           Deferred tax liabilities:
             Undistributed earnings from
               equity investments                $13,742   $12,060
                                                 -------   -------
               Total deferred tax liabilities     13,742    12,060
                                                 -------   -------
           Deferred tax assets:
             Unrealized capital loss from
               writedown of equity securities     (7,680)   (7,680)
             Federal benefit of state taxes         (450)     (545)
             Other                                  (232)      (50)
                                                 -------   -------
               Total deferred tax assets          (8,362)   (8,275)
                                                 -------   -------
           Net deferred tax liabilities          $ 5,380   $ 3,785
                                                 -------   -------


                      CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 5 - TAXES ON INCOME (CONT'D)
---------------------------------

SFAS No. 109 requires that a valuation allowance be recognized if, based on the weight of information available at the time of preparing financial statements, it is more likely than not that some portion or all of the deferred asset may not be realized. As of September 30, 1995 and 1994, the reported deferred tax assets are expected to be realized as an offset against reversing temporary differences which create net future tax liabilities.

The provision for income taxes attributable to continuing operations are as follows:

                                   Year Ended September 30,
                                  1995      1994      1993
                                -----------------------------
                                        (In thousands)
                                          Liability
                                           Method
                            -----------------------------------
         Current
               Federal           $   85    $ (170)  $   --
               State                (30)      685       --
                                 ------    ------   ------
                                     55       515       --
                                 ------    ------   ------
         Deferred
               Federal            1,090     1,185    2,900
               State                505      (690)   2,000
                                 ------    ------   ------
                                  1,595       495    4,900
                                 ------    ------   ------
                                 $1,650    $1,010   $4,900
                                 ======    ======   ======

Prior to 1993, no provision for income taxes was made by the Company on the undistributed earnings of equity investments (Stater and Reading) because such earnings were expected to remain invested indefinitely. Pursuant to a series of agreements entered into in the fourth quarter of 1993 regarding a restructuring of the Company's investment in Stater, the Company no longer expected to have such Stater earnings remain invested indefinitely. Accordingly, during the fourth quarter ended September 30, 1993, the Company recorded a provision for deferred income taxes on the cumulative undistributed equity earnings (approximately $30 million) of Stater.

The provision for income taxes is different from amounts computed by applying the U.S. statutory rate to earnings before taxes and extraordinary item. The reason for these differences follows:

                      CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                                       Year Ended September 30,
                                      1995       1994      1993
                                   --------------------------------
                                            (In thousands)
                                           Liability Method
                                   --------------------------------
Expected tax provision (benefit)    $ 1,737   $  (695)  $  (345)
(Increase) reduction in benefit
resulting from:
  Unremitted earnings of equity
    investments                          --        --    10,133
  Previously unrecognized tax
    benefits                           (365)       --    (3,035)
  Unrealized capital loss
    carryforwards                        --        --    (3,040)
  State taxes provided, net of
    Federal tax benefit                 313        --     1,298
  Excess purchase price of net
    assets acquired                      --        --        --
  Dividend exclusion                     --        --       (43)
  Other                                 (35)     (315)      (68)
                                     ------   -------    ------
      Actual tax provision          $ 1,650   $ 1,010    $4,900
                                     ======   =======    ======

Taxes paid during the years ended September 30, 1995, 1994 and 1993 were approximately $0, $2,050,000 and $3,000, respectively.


NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------


The Company leases certain office space under a lease agreement expiring in October 2001. Pursuant to the lease, the Company has the right to terminate the lease between the February and July 1998 for a cancellation fee of $45,000. The lease agreements require that the Company pay for its share of building operating costs and taxes, which together with the base rent is estimated at $67,000. Rental expense for the years ended September 30, 1995, 1995 and 1993 was $69,000, $100,000 and $153,000, respectively; subrental income was $7,000, $0 and $120,000, for the same respective years.

Prior to a lease expiration in June 1994, the Company leased office and warehouse space in New Jersey, which lease included a purchase option of said property. During 1994, the Company exercised the purchase option and sold the property to a third party. Included in other income for the year ended September 30, 1994 is a gain of approximately $1,303,000 resulting from such sale.

The Company has a consulting contract with the Chairman of the Board for a term expiring on September 30, 1997 providing for annual payments of $350,000.

                      CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 7 - STOCK OPTIONS
----------------------

A stock option plan adopted in 1984, as amended, provided for granting options to purchase a maximum of 200,000 shares of common stock at exercise prices not less than the market price at the date of grant. Under terms of the plan which expired in 1995, options could be granted to officers, directors and other key employees who own 10% or less of the voting power and value of all classes of the Company's stock. Options granted under the plan expire, unless extended, after five years and may be exercisable in installments, generally beginning one year after the date of grant.

Information regarding this option plan is as follows:




                                                      September 30,
                                             1995          1994           1993
                                        -----------------------------------------

     Outstanding, October 1                 30,000         30,000         30,000
     Granted                                    --             --             --
     Exercised                                  --             --             --
                                          --------       --------       --------
     Outstanding, September 30              30,000         30,000         30,000
                                          --------       --------       --------
     Exercisable, September 30              25,000         25,000         25,000
                                          --------       --------       --------
     Exercise price per share           $12.75-$13.88 $12.75-$13.88  $12.75-$13.88


On February 9, 1993, the shareholders approved a proposal to grant the Chairman of the Board an option to acquire 175,000 shares of the Company's Class A Common Preference Stock at an exercise price of $10.50 per share, with options on 87,500 shares vesting on September 30, 1993 and on 87,500 shares vesting on September 30, 1994. In June 1995, in consideration of, among other things, the Chairman's agreement to cancel his previously vested option rights and to extend his consulting agreement with the Company for an additional year with no increase in compensation, the Board canceled the option to purchase the 175,000 shares of Class A Common Preference Stock and approved the grant of an option to acquire 300,000 shares of the Company's common stock at an exercise price of $11.75 per share. At September 30, 1995, such 300,000 shares are currently exercisable. In March 1993, the Board of Directors granted the President of the Company an option to acquire 17,500 shares of the Company's Class A Common Preference Stock, subject to a four year vesting schedule (25 percent of such options vesting at the end of each anniversary of such employment) at an exercise price of $10.50. At September 30, 1995, 8,750 shares are currently exercisable.

                      CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


NOTE 8 - COMMON AND CLASS A COMMON PREFERENCE STOCK
---------------------------------------------------

The rights of the holders of Class A common stock and the common stock differ with respect to dividend, voting and liquidation rights. Holders of Class A common stock are entitled to receive such dividends as may be declared thereon exclusively and, in addition, such dividends as may be paid on the common stock in equal amounts as if a single class of securities; they will be entitled to one vote per share, while holders of the common stock are entitled to 30 votes per share; and, in the event of a liquidation, they will be entitled to receive a liquidation preference of $5.00 per share.

In December 1994, the Board provided authorization to the Company to repurchase up to $3 million of the Company's currently outstanding Common or Class A Common preference stock. In connection with such authorization the Company purchased 90,000 shares of the Common stock at a purchase price of approximately $823,000. Subsequent to September 30, 1995, the Company repurchased an additional 118,100 and 23,000 shares of the Company's Class A Common Stock at a purchase price amounting to approximately $1,342,000.



NOTE 9 - QUARTERLY OPERATING DATA (UNAUDITED)
---------------------------------------------


                                                 Income
                                                 Before
                                                 Extra-
                                      Net       ordinary      Net        Earnings
                                    Revenues      Item      Earnings    Per Share
                                    --------    --------    --------    ---------
                                      (In thousands except per share amounts)

     1995
     Quarter ended December 31      $ 1,506      $   421    $   421      $ 0.07
     Quarter ended March 31           1,229          447        447        0.07
     Quarter ended June 30            2,144          990        990        0.17
     Quarter ended September 30       2,459        1,600      1,600        0.27
                                     ------       ------     ------       -----
                                    $ 7,338      $ 3,458    $ 3,458      $ 0.58
                                     ======       ======     ======       =====
     1994
     Quarter ended December 31      $ 1,862      $(3,277)   $(3,277)     $(0.52)
     Quarter ended March 31           9,243        5,473      3,335        0.53
     Quarter ended June 30            1,647         (171)      (171)      (0.03)
     Quarter ended September 30         839       (1,265)    (1,265)      (0.20)
                                     ------       ------     ------       -----

                                    $13,591      $(1,030)   $(1,378)     $(0.22)
                                     ======       ======     ======       =====

During the first, third and fourth quarter of fiscal 1994, the Company provided a $6,495,000, $889,000 and $1,408,000, respect loss on long-term investments to reflect a decline in market value, to be other than temporary.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE

     None.

                                   PART III
                                   --------


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is incorporated herein by reference to the Company's Proxy Statement to be filed for its 1995 Annual Meeting of Stockholders.


ITEM 11.       EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to the Company's Proxy Statement to be filed for its 1995 Annual Meeting of Stockholders.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated herein by reference to the Company's Proxy Statement to be filed for its 1995 Annual Meeting of Stockholders.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference to the Company's Proxy Statement to be filed for its 1995 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements. See Financial Statements and Supplementary Data Index included in Item 8 of Part II of the Form 10-K.

(a)(2)         Consolidated Financial Statements of Stater Bros. Holdings Inc.
               See Exhibit 28.

(a)(3)         Exhibits.  See Item 14(c) for Index of Exhibits.

(b) Registrant did not file any Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 1995.

(c) Exhibits (Items denoted by * represent management or compensatory contract)

               3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form S-1; No. 33-34297, dated May 15, 1990).

               3.2 Bylaws of the Company, as amended to date (i) incorporated by reference to the Company's Registration Statement on Form S-1; No. 33-34297, dated May 15, 1990;
                       (2) incorporated by reference to the Company's Form 10-Q Report for the Quarter ended December 31, 1992; (iii) amended on November 10, 1994 and incorporated by reference to the Company's Form 10-K Report for the year ended September 30, 1994.

               10.1 Stock Agreement dated as of May 10, 1989 among Craig Corporation, Stater Bros. Holdings Inc., La Cadena Investments and James J. Cotter (incorporated by reference to the Company's Form 8-K Report, dated May 25,
                       1989).

               10.2 Agreement of Stockholders of Stater Bros. Holdings Inc. dated May 10, 1989 among Craig Corporation, La Cadena Investments, Stater Bros. Holdings Inc. and Stater Bros. Inc. (incorporated by reference to the Company's Form 8-K Report dated May 25, 1989.

               10.4* Amendment to 1984 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-1; No. 33-34297, dated May 15, 1990).

               10.5 Consulting Agreement between Craig Management, Inc., Craig Corporation and Stater Bros. Holdings Inc. dated as of

                       February 1, 1992 (incorporated by reference to the Company's Form 10-K Report for the year ended September 30, 1992).

               10.6* Stock Option Agreement dated as of June 8, 1992 between James J. Cotter and Craig Corporation (incorporated by reference to the Company's Form 10-K Report for the year ended September 30, 1992).

               10.7* Employment Agreement dated as of October 7, 1991 between Robin W. Skophammer and Craig Corporation (incorporated by reference to the Company's Form 10-K Report for the year ended September 30, 1991).

               10.8 Reclassification Agreement dated September 3, 1993 between Stater Bros. Holdings Inc., the Company and La Cadena Investments (incorporated by reference to the Company's Form 10-K Report for the year ended September 30, 1993).

               10.9 Amendment to Agreement of Stockholders dated September 3, 1993 between Stater Bros. Holdings Inc., the Company and La Cadena Investments (incorporated by reference to the Company's Form 10-K Report for the year ended September 30, 1993).

               10.10 Option Agreement dated September 3, 1993 between Stater Bros. Holdings Inc. and the Company (incorporated by reference to the Company's Form 10-K Report for the year ended September 30, 1993).

               10.11 Consulting Agreement dated September 3, 1993 between Stater Bros. Holdings Inc. and the Company (incorporated by reference to the Company's Form 10-K Report for the year ended September 30, 1993).

               10.12 Second Amended and Restated Stock Agreement of Stockholders dated January 12, 1994 between Stater Bros. Holdings Inc., the Company, La Cadena Investments and James J. Cotter (incorporated by reference to the Company's Form 10-K/A Amendment No. 1 for the year ended September 30, 1993).

               10.13 Amendment to Option Agreement dated January 12, 1994 between Stater Bros Holdings Inc. and the Company (incorporated by reference to the Company's Form 10-K/A Amendment No. 1 for the year ended September 30, 1993).

               10.14 Credit Agreement among Citadel Realty, Inc. Citadel Holding Corporation and Craig Corporation (incorporated by reference to the Company's Form 10-Q Report for the quarter ended June 30, 1994).

               10.15* Consulting Agreement dated as of October 1, 1994 between James J. Cotter and Craig Corporation (incorporated by reference to the Company's Form 10-K Report for the year ended September 30, 1994).

               10.16 Stock Purchase Agreement dated as of October 21, 1994 between Citadel Holding Corporation and Craig Corporation (incorporated by reference to the Company's Form 10-K Report for the year ended September 30, 1994).

               10.17 Preferred Stock Purchase Agreement dated as of November 10, 1994 between Citadel Holding Corporation and Craig Corporation (incorporated by reference to the Company's Report on Form 10-K for the year ended September 30,
                       1994).

               10.18 Amendment to Credit Agreement among Citadel Realty, Inc. Citadel Holding Corporation and Craig Corporation (incorporated by reference to the Company's Report on Form 10-K for the year ended September 30, 1994).

               10.19 Limited Liability Company Agreement of Reading International Cinemas LLC.

               10.20 Certificate of Formation of Reading International Cinemas LLC.

               10.21* Amendment to Consulting Agreement between James J. Cotter and Craig Corporation.

               10.22* Stock Option Agreement between James J. Cotter and Craig Corporation.

               10.23 Conversion Deferral, Warrant and Reimbursement Agreement dated April 11, 1995 between Citadel Holding Corporation and Craig Corporation (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1995).

               10.24 Settlement Agreement dated April 3, 1995 between Craig Corporation, Dillon Investors L.P., Roderick H. Dillon, Jr.

               22      Subsidiaries of the Registrant.

               24      Consent of Ernst & Young.

               27      Financial Data Schedule, Article 5.

               28      Financial Statements of Unconsolidated Affiliate.

(d) All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

                                  SIGNATURES
                                  ----------


      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CRAIG CORPORATION
                               -----------------



By:   /s/ S. Craig Tompkins             By:       /s/ Robin W.Skophammer
     ----------------------------                ------------------------
     S. CRAIG TOMPKINS                           ROBIN W. SKOPHAMMER
     President                                   Chief Financial Officer
     January 12, 1996                            Treasurer & Secretary
                                                 January 12, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated.



By:   /s/ James J. Cotter               By:
     ----------------------------                ------------------------
     JAMES J. COTTER                             EDWARD L. KANE
     Director                                    Director
     January 12, 1996                            January 12, 1996



By:   /s/ William D. Gould              By:       /s/ Ralph B. Perry III
     ----------------------------                -------------------------
     WILLIAM D. GOULD                            RALPH B. PERRY III
     Director                                    Director
     January 12, 1996                            January 12, 1996



By:                                     By:       /s/ S. Craig Tompkins
     ----------------------------                -------------------------
     GERARD P. LAHENEY                           S. CRAIG TOMPKINS
     Director                                    Director
     January 12, 1996                            January 12, 1996