Form 10-Q
period 1995-12-31
CRAIG CORP
filed 1996-02-20
CIK 110985

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 _____________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 1995

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

                Yes  [X]    No
                    ----       ----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 4,171,870 shares of Common Stock, $0.25 par value per share, and 1,622,000 shares of Class A Common Preference Stock, $0.01 par value per share, as of February 14, 1996.

================================================================================

                       CRAIG CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
PART 1.    Financial Information
-------
Item 1.    Financial Statements

    Consolidated Balance Sheets as of December 31, 1995 (Unaudited)
    and September 30, 1995........................................           3

    Consolidated Statements of Earnings for Three Months Ended
    December 31, 1995 and 1994 (Unaudited)........................           4

    Consolidated Statements of Cash Flows for the Three Months
    Ended December 31, 1995 and 1994 (Unaudited)..................           5

    Notes to Consolidated Financial Statements....................           6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................           14

PART 2.    Other Information
-------

Item 1.    Legal Proceedings.....................................           18
Item 2.    Changes in Securities.................................           18
Item 3.    Defaults Upon Senior Securities.......................           18
Item 4.    Submission of Matters to a Vote of Security Holders...           18
Item 5.    Other Information.....................................           18
Item 6.    Exhibits and Reports on Form 8-K......................           18

Signatures........................................................          19

                       CRAIG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  December 31,  September 30,
                                                      1995           1995
                                                  ------------   ------------
                                                   (In thousands of dollars)
ASSETS
------

CURRENT ASSETS
Cash and cash equivalents                              $18,645        $21,059
Other current assets                                       320            323
                                                       -------        -------
     Total current assets                               18,965         21,382
Investments in affiliates                               64,198         60,171
Excess of cost over net assets acquired, net             1,960          2,201
Other assets                                             5,667            915
                                                       -------        -------

     Total assets                                      $90,790        $84,669
                                                       =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES

Accounts payable and accrued expenses                 $  1,003            692
Payable to affiliate                                     1,690             --
Land contract payable                                    3,144             --
                                                      --------       --------
         Total current liabilities                       5,837            692

Other long-term liabilities                                 44             56
Option to sell investment in affiliate                  14,650         14,650
Deferred tax liabilities                                 6,247          5,380

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, par value $.25,
 1,000,000 shares authorized, none issued                   --             --
Class A common preference stock, par value
 $.01, 10,000,000 shares authorized,
 1,645,000 issued and outstanding                           16             16
Class B common stock, par value $.01,
 20,000,000 shares authorized, none issued                  --             --
Common stock, par value $.25,
 7,500,000 shares authorized, 5,444,065
 shares issued                                           1,361          1,361
Additional paid-in capital                              30,793         30,793
Cumulative foreign currency
  translation adjustment                                   (20)            --
Retained earnings                                       44,708         43,858
Cost of treasury shares, 1,231,095 and 1,154,095       (12,846)       (12,137)
                                                      --------       --------
         Total shareholders' equity                     64,012         63,891
                                                      --------       --------
Total liabilities and shareholders' equity            $ 90,790       $ 84,669
                                                      ========       ========

          See accompanying notes to consolidated financial statements.

                       CRAIG CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS

                                       Three Months Ended
                                          December 31,
                                       1995           1994
                                   -------------------------
                                   (In thousands of dollars,
                                   except per share amounts)
Service income from affiliate         $  375        $  375
Equity in earnings of affiliates       1,933           723
Interest and dividend income             320           408
                                      ------        ------

         Revenue                       2,628         1,506
                                      ------        ------


Operating, general and
 administrative expenses               1,036           730
                                      ------        ------

Earnings before minority
 interests and income taxes            1,592           776
Minority interest in net loss
 of consolidated subsidiary              125            --
Provision for income taxes              (867)         (355)
                                      ------        ------

Net earnings                             850           421
                                      ------        ------

Earnings per common and
 common equivalent share              $ 0.14        $ 0.07
                                      ------        ------

         See accompanying notes to consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months Ended
                                                             December 31,
                                                          1995         1994
                                                       ----------    ----------
                                                       (In thousands of dollars)
OPERATING ACTIVITIES
 Net earnings                                           $   850     $   421
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation                                             25          25
    Amortization of excess purchase price                    16          17
    Undistributed earnings of affiliates                 (1,933)       (723)
    Increase in deferred taxes                              867         355
    Changes in operating assets and liabilities:
     Decrease (increase) in other current assets              3        (369)
     Decrease (increase) in other assets                   (445)         --
     Increase (decrease) in accrued liabilities             356         220
                                                        -------     -------
 Net cash (used) in operating activities                   (261)        (54)

INVESTING ACTIVITIES
 Purchase of property                                    (4,232)         --
 Other investments                                         (100)       (343)
 Acquisition of stock of affiliates                      (1,926)       (291)
                                                        -------     -------
 Net cash provided (used in) investing activities        (6,258)       (634)

FINANCING ACTIVITIES
 Borrowings and advances from affiliates                  1,690          --
 Short-term debt incurred for land purchase               3,144          --
 Common stock repurchase                                   (709)         --
                                                        -------     -------
 Net cash provided by financing activities                4,125          --

EFFECT OF FOREIGN EXCHANGE RATE CHANGES                     (20)         --
                                                        -------     -------

(Decrease) in cash and cash equivalents                  (2,414)       (688)
Cash and cash equivalents at beginning of period         21,059      21,205
                                                        -------     -------
Cash and cash equivalents at end of period              $18,645     $20,517
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

                       CRAIG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation and Principle of Consolidation
----------------------------------------------------

The consolidated financial statements include the accounts of Craig Corporation and its majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. During the three months ended December 31, 1995, the Company and its 49% affiliate, Reading Company ("Reading"), formed Reading International Cinemas LLC ("Reading International") to develop and operate multiplex cinemas in Australia. Reading International is owned in equal shares by the Company and Reading. The Company's 50% direct interest in Reading International, together with its 49% interest in Reading, results in a 74.5% interest by the Company in Reading International. Minority interest represents the minority stockholders' proportionate share of the equity in the income (loss) of Reading International which is included in the consolidated financial statements.

Investments in affiliates in which the Company holds a 20 to 50% percent ownership interest are accounted for using the equity method (Note 2).

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of December 31, 1995 and September 30, 1995, and the results of operations and its cash flows for the three months ended December 31, 1995 and 1994. The results of operations for the three month periods ended December 31, 1995 and 1994 are not necessarily indicative of the results of operations to be expected for the entire year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required to be in conformity with generally accepted accounting principles. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1995 and for the year then ended.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and consist primarily of federal agency securities. Included in cash and cash equivalents at December 31, 1995 is approximately $16.4 million, which is held in government securities having maturities of three months or less.

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

Earnings Per Share
------------------

Earnings per share is based on 5,916,220 and 6,024,970, the weighted average number of shares of common stock outstanding during the three months ended December 31, 1995 and 1994, respectively. Common stock equivalents (stock options) have been excluded from the computations because the effect on such computation was not significant or was anti-dilutive in the periods reported.

Depreciation and amortization
-----------------------------

Depreciation and amortization of property and leasehold improvements is generally provided using the straight line method over the estimated useful lives of the assets or the shorter of the estimated lives or lease term for leasehold improvements.

The excess of cost over net assets acquired is amortized using the straight line method over periods ranging from 20 to 40 years. Accumulated amortization at December 31, 1995 and September 30, 1995 was approximately $601,000 and $585,000 respectively. The $225,000 decrease in excess of cost over net assets acquired between September 30, 1995 and December 31, 1995 resulted from the accounting for the additional purchases of investments in equity affiliates.


NOTE 2 - INVESTMENTS IN AFFILIATES
----------------------------------

The Company's investments in affiliates at December 31, 1995 and September 30, 1995 consist of the following:

                                         December September
                                           1995      1995
                                         --------   -------
                                          (in thousands)
 Stater Bros. Holdings Inc. ("SBH")       $22,041   $20,160
 Reading Company ("RC")                    33,680    32,725
 Citadel Holding Corporation ("CHC")        8,477     7,286
                                          -------   -------
                                          $64,198   $60,171
                                          =======   =======

Stater
------

Investments in affiliates include the Company's 50% interest (48% voting interest) in Stater Bros. Holdings Inc. ("SBH" and collectively with its operating subsidiaries, "Stater"). The remaining 50% interest (52% voting interest) in Stater is owned by La Cadena Investments ("La Cadena"), a general partnership consisting of key management executives of Stater.

In 1994, the Company received $14.65 million from SBH pursuant to an agreement which pertains to an option granted by the Company to Stater, which in turn provides the means by which the Company's continuing 50% economic interest in Stater may, in the future, be acquired by Stater, at Stater's option. The $14.65

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

million received is included in the balance sheet as a deferred credit under the caption "Option to sell investment in affiliate". The reciprocal option rights held by the Company and La Cadena Investments under the existing Shareholder Agreement are suspended for the life of the option. The option has an initial term of two years, but may be extended for ten additional years if Stater converts the Company's common stock interest in SBH to preferred stock prior to March 8, 1996. In February 1996, SBH exercised its right to convert all the Company's Common stock in SBH into 693,650 shares of SBH's Series B Preferred Stock, stated value $100 per share, effective March 8, 1996. The preferred stock will have a liquidation preference of approximately $69.365 million and a cumulative dividend preference beginning at 10.5%, increasing to 12% after 78 months, and further increasing every twelve months thereafter by an additional 1%, to a terminal cumulative dividend rate of 15%. In the event dividends on the preferred stock for two or more quarterly dividend periods remain unpaid by SBH, the Company will have the right to elect a majority of the Board of Directors. The Company has the right to have the preferred stock redeemed at any time following the fifteenth anniversary of the granting of the option.

Effective March 8, 1994, the Company entered into a consulting agreement with SBH pursuant to which the Company has agreed, among other things, to render consulting services for a five year period, for an annual fee of $1.5 million, payable quarterly. Included in service income for the three months ended December 31, 1995 and 1994 is $375,000 earned pursuant to this agreement.

Stater files the required periodic reports with the Securities and Exchange Commission (SEC). Copies of these reports are available from the SEC. Summarized financial information of Stater is as follows:

                                        December 24,   September 24,
                                            1995           1995
                                        ------------   -------------
                                              (In thousands)
CONDENSED BALANCE SHEET

Current assets                              $166,644        $158,647
Property, plant and equipment, net           119,736         118,627
Other assets                                  35,082          36,808
Current liabilities                          117,679         113,633
Long-term debt                               172,836         173,099
Other liabilities                             13,772          13,772
Shareholders' common equity                   17,175          13,578

The payment of dividends by Stater to the Company is restricted subject to various financial covenants in the Stater credit agreements. On January 31, 1996, SBH completed a sale and leaseback transaction involving five of its supermarkets with an unrelated third party. Gross proceeds from the transaction were approximately $18.5 million.

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

CONDENSED STATEMENT OF INCOME

                                                             Thirteen Weeks Ended
                                                            ---------------------
                                                             Dec. 24,    Dec. 25,
                                                               1995        1994
                                                            ----------   --------
                                                               (In thousands)

      Revenues                                                $408,740   $390,642
      Cost of goods sold                                       316,479    303,957
                                                              --------   --------
      Gross profit                                              92,261     86,685
      General and administrative                                77,813     75,890
      Depreciation and amortization                              3,058      2,801
      Consulting costs                                             375        375
                                                              --------   --------
      Income from operations                                    11,015      7,619
      Interest expense, net                                      4,700      4,928
      Other (income) loss                                          270        102
      Income taxes                                               2,448      1,036
                                                              --------   --------
      Net income                                              $  3,597   $  1,553
                                                              ========   ========

Included in equity earnings of affiliates is the Company's share of SBH's operating results amounting to $1,881,000 and $859,000 for the three months ended December 31, 1995 and 1994, respectively.

Reading
-------

During the three months ended December 31, 1995, the Company increased its ownership in RC from 2,367,976 shares (47.6%) at September 30, 1995 to 2,438,776 shares (49%) at December 31, 1995 through the purchase of an additional 70,800 shares at a cost of approximately $645,000. Based on the closing price per share of RC at December 31, 1995 of $9.125, the aggregate market value of the Company's investment in RC at that date was approximately $22,254,000 Subsequent to December 31, 1995, the Company increased its ownership in RC to 2,452,526 shares or 49.3% of the outstanding RC securities, through the purchase of an additional 13,750 shares for a purchase price of approximately $125,000.

Summarized financial information of Reading at December 31, 1995 and September 30, 1995 follows:

                                       Dec. 31,   Sept. 30,
                                         1995       1995
                                       --------   ---------
                                          (In thousands)
    CONDENSED BALANCE SHEET
      Current assets                    $46,839     $50,263
      Property and equipment              9,213       7,118
      Intangible assets                  15,537      15,770
      Investment and advances
        in Reading International            720         145
      Other assets                        3,244       1,966
      Current liabilities                 4,244       3,596
      Other long-term liabilities         2,588       2,907
      Shareholders' common equity        68,721      68,759

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

In November 1995, Reading and the Company formed Reading International Cinemas LLC ("Reading International") to develop and operate multiplex cinemas in Australia. Reading International is owned in equal shares by Reading and the Company, each of which committed to make an initial contribution of $5 million, on an as needed basis for an aggregate initial contribution of $10 million. In addition, to the Company's 50% interest, the Company indirectly owns an additional 24.5% interest in Reading International through its 49% ownership interest in Reading, the other 50% owner of Reading International. For financial statement purposes, the Company consolidates its 74.5% interest in Reading International and, accordingly, eliminates from its equity earnings (losses) from affiliates, the Company's proportionate share of Reading's operating results of Reading International.

During the three months ended December 31, 1995, Reading advanced to and on behalf of Reading International approximately $1,791,000, inclusive of $968,725 advanced on behalf of the Company in connection with its capital contribution requirements. Such amounts due Reading by the Company are due on demand.

CONDENSED STATEMENT OF INCOME

                                                            Three Months Ended
                                                                December 31,
                                                             1995        1994
                                                           ---------   ---------
                                                             (In thousands)
    Revenue:
      Theatre                                                 $3,205     $3,158
      Other                                                    1,090        696
                                                              ------     ------
    Total revenue                                              4,295      3,854
    Theatre costs                                              2,642      2,587
    Depreciation and amortization                                348        414
    Equity losses from Reading
      International                                              246         --
    General and administrative                                 1,048      1,142
                                                              ------     ------
    Earnings (loss) before
      income taxes                                                11       (289)
    Income taxes                                                  48         --
                                                              ------     ------
    Net (loss)                                                $  (37)    $ (289)
                                                              ------     ------

Included in equity earnings of affiliates is the Company's share of Reading's operating results, adjusted for the Company's ownership in Reading International, amounting to earnings of $32,000 and losses of $136,000 for the three months ended December 31, 1995 and 1994, respectively.

Citadel
-------

As of December 31, 1995 and September 30, 1995, the Company's investment in CHC is as follows (in thousands):

                                                  December   September
                                                    1995       1995
                                                  --------   ---------
   Common stock                                     $3,227      $2,036
   3% Cumulative Convertible Preferred Stock         5,250       5,250
                                                    ------      ------
                                                    $8,477      $7,286
                                                    ======      ======

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

During the three months ended December 31, 1995, the Company increased its ownership in CHC from 993,112 shares (16.5%) at September 30, 1995 to 1,564,473 shares (26%) at December 31, 1995 through the purchase of an additional 571,361 shares at a cost of approximately $1,281,000. Based on the closing price per share of CHC at December 31, 1995 of $2.375, the aggregate market value of the Company's common stock investment in CHC at that date was approximately $3,716,000. In addition to its common stock holdings, the Company holds 1,329,114 shares of CHC 3% Cumulative Voting Convertible Preferred Stock with a stated value of $5,250,000. The preferred shares represent approximately 18.1% of the voting power of CHC and together with the common shares owned by the Company represents approximately 39.5% of the voting power of CHC as of December 31, 1995. The Company also holds warrants exercisable at $3.00 per share, to purchase an additional 666,000 shares of CHC Common Stock. Assuming full exercise of the warrants, the Company would own approximately 44.5% of the then issued outstanding voting securities of CHC.

The Preferred stock was issued to the Company in November 1994 pursuant to a Stock Purchase Agreement and Certificate of Designation which provides, among other things, that (i) the preferred shares carry a liquidation preference equal to their stated value and bear a cumulative (noncompounded) annual dividend equal to 3% of the stated value, (ii) are convertible under certain circumstances into shares of common stock of CHC, (iii) are redeemable at the option of CHC at any time after November 1997 and (iv) are redeemable (subject to Delaware limitations upon distributions to shareholders) at the option of the Company in the event of a change of control of CHC. Subject to certain limitations, the Preferred Stock is convertible into common stock of CHC at a conversion price per share equal to the market price, as defined, per share of CHC common stock, calculated as the per share stated value of $3.95 divided by the average of the closing price per share of the CHC common stock for each of the 60 days preceding the conversion. Assuming a market price of $2.375, the Company's preferred stock if converted would be at 2,210,525 shares, resulting in an increase in the Company's voting ownership in CHC to 46% at December 31, 1995. For financial statement purposes the Company carries its preferred stock investment at cost amounting to $5.25 million. Dividends earned and included in dividend and interest income for the three months ended December 31, 1995 and 1994 amounted to approximately $39,000 and $18,000 respectively.

Included in equity earnings of affiliates is the Company's portion of CHC's operating results, less preferred stock dividends, amounting to earnings of $20,000 for the three months ended December 31, 1995.


NOTE 3 - READING INTERNATIONAL
------------------------------

As described above, Reading International is owned in equal shares by the Company and Reading. However, when the Company's share is considered with its 49% interest in Reading, the Company's direct and indirect ownership in Reading

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

International approximates 74.5%. Accordingly, the consolidated financial statements of the Company include the accounts of Reading International and its foreign subsidiaries at December 31, 1995. Reading International was formed to develop and operate multiplex theaters in Australia. The Company and Reading have each committed to make an initial contribution of $5 million, on an as needed basis. As of December 31, 1995, advances and contributions amounting to approximately $2,080,000 have been made to finance capital expenditures and general and administrative expenses. Included in the statements of operations for the three months ended December 31, 1995, as operating, general and administrative expenses, is approximately $492,000 of administrative and development costs incurred with respect to operations of Reading International.

As of December 31, 1995, Reading International's assets amounting to approximately $4,760,000 are principally comprised of a land purchase and various refundable property and lease deposits. Included in other assets at December 31, 1995 is approximately $4,223,000 of costs related to the purchase of land and development costs, and $351,000 of refundable property deposits. The land purchase was made pursuant to a real estate purchase contract with the seller which provided for installment payments, including approximately $3,144,000 due on December 20, 1996, which is reflected as "Land contract payable" on the balance sheet at December 31, 1995.


NOTE 4 - TAXES ON INCOME
------------------------


Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 1995 and September 30, 1995, the deferred tax liability components consisted of the following:

                                             December 31,    September 30,
                                                 1995             1995
                                             -------------   --------------
                                                      (in thousands)
Deferred tax liabilities:
 Other                                            $   157          $    --
 Undistributed earnings from
  equity investments                               14,517           13,742
                                                  -------          -------
  Total deferred tax liabilities                   14,674           13,742
                                                  -------          -------
Deferred tax assets:
 Unrealized capital loss from writedown
  of equity securities                             (7,680)          (7,680)
 Federal benefit of state taxes                      (515)            (450)
 Other                                               (232)            (232)
                                                  -------          -------
  Total deferred tax assets                        (8,427)          (8,362)
                                                  -------          -------
Net Deferred tax liabilities                      $ 6,247          $ 5,380
                                                  -------          -------

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

As of December 31, 1995, the reported deferred tax assets are expected to be realized as an offset against reversing temporary differences which create net future tax liabilities.

The provision for taxes on income differs from the amounts computed by applying the Federal income tax rate of 34% in 1995 to earnings before income taxes principally due to (1) state income taxes provided, net of federal income tax benefit and, (2) losses incurred from the Company's foreign subsidiary operations upon which no U.S income tax benefit is currently realizable.


NOTE 5 - COMMON AND CLASS A COMMON PREFERENCE STOCK
---------------------------------------------------

During the three months ended December 31, 1995, the Company repurchased 54,000 shares of common stock and 23,000 shares of Class A common preference stock at a purchase price of approximately $709,000. Subsequent to December 31, 1995, the Company repurchased an additional 64,100 shares of the Company's common stock for approximately $635,000.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Company's investments in Stater Bros. Holdings Inc. ("SBH" and, collectively with its subsidiaries, "Stater"), Reading Company ("RC" and collectively with its subsidiaries, "Reading") and Citadel Holding Corporation ("CHC" and collectively with its subsidiaries, "Citadel") are included in the Company's Consolidated Financial Statements on the equity method of accounting. See Notes 1 and 2 of Notes to the Consolidated Financial Statements.

Results of Operations
---------------------

   The following is a comparison of the results of operations for the three months ended December 31, 1995 (1995 Quarter) with the three months ended December 31, 1994 (1994 Quarter).

   The Company's net earnings for the 1995 Quarter were $850,000 or $0.14 per share, as compared with net earnings of $421,000 or $0.07 per share for the 1994 Quarter. The increase in the 1995 Quarter as compared to the 1994 Quarter is principally attributable to improved operating results reported by the Company's affiliate, SBH (the Company's share amounting to $1,881,000 for the 1995 Quarter as compared to $859,000 for the 1994 Quarter), and a reduction in professional fees and employee costs. Such improvements were offset, in part, by operating losses after minority interest, of $367,000 from the Company's subsidiary, Reading International Cinemas LLC ("Reading International").

Service Income
--------------

   Effective March 8, 1994, the Company entered into a consulting agreement with SBH pursuant to which the Company has agreed, among other things, to render consulting services for a five year period, for an annual fee of $1.5 million, payable quarterly. Included in service income for the 1995 and 1994 Quarter is $375,000 earned pursuant to this agreement.

Equity in earnings of affiliates
--------------------------------

   Equity in earnings of affiliates reflects the Company's share of net earnings or losses of Stater, Reading and Citadel before preferred dividends. The following table sets forth the contribution by affiliate of the equity in earnings or losses of affiliates:

         Equity in Earnings of Affiliates - Contribution by Affiliates
         -------------------------------------------------------------
                           (In thousands of dollars)

                                             Three Months Ended
                                                  March 31,
                                             1995       1994
                                            ------     --------
 SBH                                        $1,881      $ 859

 CHC                                            20         --

 Reading                                        32       (136)
                                            ------      ------
                                            $1,933      $ 723
                                            ------      ------

Stater
------

   Stater sales amounted to $408.7 million for the 1995 Quarter, an increase of 4.6% when compared to $390.6 million for the 1994 Quarter. Sales from like stores increased 5.2% for the 1995 Quarter. Stater operated 110 stores at December 24, 1995 and 111 stores at December 25, 1994. Stater's gross profits for the 1995 Quarter increased to $92.3 million or $22.57% of sales compared to $86.7 million or 22.19% of sales in the 1994 Quarter. The increase in gross profits was due to increased efficiencies in Stater's warehousing and transportation departments and the introduction of higher gross margin categories, such as prepackaged gourmet vegetables and fresh cut flowers.

   Selling, general and administrative expenses amounted to $77.8 million or 19.04% of sales for the 1995 Quarter as compared to $75.9 million or 19.43% of sales for the 1994 Quarter. The increase in the 1995 Quarter is due primarily to costs incurred to operate at a higher level of sales. This was offset, in part, by a reduction in salaries, wages and related benefits as a result of a new Retail Clerks collective bargaining agreement. During the 1995 Quarter, SBH entered into a new four year collective bargaining agreement with the Retail Clerks Union. The new agreement included a one-time bonus expense paid to all full and part time union members and a suspension of employer contributions to a union benefits trust. Additionally, during the 1995 Quarter, SBH received an additional credit for employer contributions to a union benefits as a result of the early termination of the prior collective bargaining agreement. As a result of the new collective bargaining agreement, salaries, wages and benefit expense was reduced by $1.3 million.

   Interest expense amounted to $5.0 million for the 1995 Quarter, as compared to $5.1 million for the 1994 Quarter.

   Stater's net income for the 1995 Quarter amounted to $3.6 million as compared to $1.6 million for the 1994 Quarter.

Reading
-------

   Reading's operating results for the 1995 Quarter amounted to a net loss of approximately $37,000 as compared to a net loss of $289,000 for the 1994 Quarter. Included in the 1995 loss is Reading's share of its 50% equity operating losses from Reading International amounting to $246,000. The Company's 49% share of such equity losses, amounting to approximately $121,000, has been eliminated from the amount reported as equity earnings of affiliates in connection with reporting the Company's interest in Reading International as a consolidated subsidiary. Accordingly, the Company has included in equity earnings of affiliates the Company's share of operating results of Reading, adjusted for the operating results of Reading International, resulting in reported earnings of $32,000 with respect to Reading for the 1995 Quarter as compared to a loss of $136,000 for the 1994 Quarter.

   The improvement in Reading's operating results for the 1995 Quarter as compared to the 1994 Quarter is due, in part, to an increase in interest income earned on its investable cash balances offset by the equity losses of its affiliate Reading International. Operating results from Reading's theater operations in Puerto Rico, Cine Vista, and general and administrative expenses were comparable between the 1995 and 1994 Quarters.

   In February 1996, Reading obtained a $15 million line of credit with respect to Cine Vista's operations, which line of credit is expected to provide sufficient funds to complete Cine Vista's new theater development plans and provide additional liquid funds for RC.

Interest income and expense
---------------------------

   Interest and dividend income decreased in the 1995 Quarter to $320,000 as compared to $408,000 in the 1994 Quarter. In the 1994 Quarter interest income was earned on the Company's working capital reserves maintained in institutional money market mutual funds as well as, for a portion of the 1994 quarter, a $6.2 million loan to Citadel accruing interest at prime plus 3% (the "Citadel loan"). Included in the 1994 Quarter is $142,000 of interest income earned pursuant to the Citadel loan. In November 1994, the Company agreed to acquire preferred stock in satisfaction of payment of $5.25 million of the Citadel loan and in May 1995 the balance of $950,000 was paid in full. Accordingly, the 1995 Quarter as compared to the 1994 Quarter, reflects the elimination of interest income earned on the Citadel loan.

   In February 1996, SBH exercised its right to convert the Company's common stock in SBH into 693,650 shares of SBH's Series B Preferred Stock, stated value $100 per share, effective March 8, 1996. The preferred stock will have a liquidation preference of $69.365 million and a cumulative dividend preference of 10.5% or approximately $7,283,000 annually. Pursuant to the terms of the option agreement between the Company and SBH, SBH has the right to redeem the preferred stock at anytime prior to its mandatory redemption thirteen years from the date of its issuance.

Operating, general and administrative expenses
----------------------------------------------

   Operating, general and administrative expenses of the Company increased $306,000 from $720,000 in the 1994 Quarter to $1,036,000 in the 1995 Quarter.
The 1995 Quarter includes approximately $492,000 of general administrative and development expenses incurred with respect to the foreign operations of Reading International. The overall increase in general and administrative expenses resulting from the costs associated with the operations of Reading International was offset by reductions in wages, and legal and professional fees in the 1995 Quarter as compared to the 1994 Quarter. The 1994 Quarter included bonus awards of $115,000. No bonus awards were paid or granted in the 1995 Quarter.


Liquidity
---------

    At December 31, 1995 the Company has cash and cash equivalents totaling approximately $18.6 million. During the 1995 Quarter the Company and Reading formed Reading International. The Company and Reading each committed to make a contribution of $5 million on an as needed basis. The Company has significant liquidity and believes that the Company's sources of funds will be sufficient to meet its cash flow requirements for the foreseeable future. In addition, it is expected that Reading has sufficient working capital to fund its 50% interest in Reading International. Accordingly, the liabilities of Reading International included in the Company's consolidated financial statements are expected to be financed in equal contributions by Reading and the Company.

    At December 31, 1995, current liabilities of the Company amounted to approximately $5.8 million, including approximately $4.2 million attributable to liabilities of Reading International. Such liabilities of Reading International include approximately $.7 million of investment contributions made by Reading in the form of advances which are reflected as a current payable to affiliate in the consolidated financial statements of the Company. However, it is expected that Reading will not require immediate repayment of such advances, but instead will convert them to capital. The remaining liabilities of Reading International are principally comprised of accrued operating expenses and contractual land payment obligations amounting to approximately $3.48 million, which amounts are expected to be funded equally by Reading and the Company as they become due. In addition to such future funding requirements of $1.74 million as of December 31, 1995, included in the balance sheet as payable to affiliate, is the Company's obligation to reimburse Reading for contributions made on the Company's behalf to Reading International amounting to approximately $970,000.

    During the 1995 Quarter the Company made additional acquisitions of stock of its equity affiliates, Reading and Citadel, amounting to $645,000 and $1,281,000, respectively. Subsequent to December 31, 1995, the Company made further stock purchases of its affiliate, Reading for a purchase price of approximately $125,000.

    Cash and cash equivalents decreased approximately $709,000 in the 1995 Quarter as a result of the Company's repurchasing 54,000 shares of its common stock and 23,000 shares of its Class A common preference stock. In January 1996, the Company repurchased an additional 64,100 shares of its common stock for approximately $635,000.

    In February 1996, SBH exercised its right to convert the Company's common stock in SBH into 693,650 shares of SBH's Series B Preferred Stock, stated value $100 per share, effective March 8, 1996. The preferred stock will have a liquidation preference of $69.365 million and a cumulative dividend preference of 10.5%, to be paid quarterly. Until such time as SBH exercises its right to repurchase the preferred stock, annual dividend payments are expected to approximate $7,283,000 annually. Accordingly, the Company's cash flows with respect to its interest in Stater are expected to increase significantly.

    Under the terms of the Option Agreement between Stater and the Company, in the event that Stater were to exercise its option to purchase the Company's Stater stock for cash, the Company would receive gross proceeds of approximately $69.365 million. Such gross proceeds would be subject to income taxes which, assuming an effective combined federal and state tax rate of 40.1%, would result in net proceeds to the Company of $41.5 million. In addition, upon the occurrence of the exercise by Stater of the option, the $14.65 million option payment received in Fiscal 1994 would become taxable. Such tax liability, assuming an effective combined federal and state tax rate of 40.1%, would amount to $5.9 million and has been included in the financial statements as a deferred tax liability at December 31, 1995.

                                 PART 2


ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.  The following exhibit is filed as part of this report:

          27. Financial Data Schedule, Article 5

          B. No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                  SIGNATURES
                                  ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CRAIG CORPORATION
                               -----------------

                                 By: /s/ S. Craig Tompkins
                                     ------------------------
                                     President
                                     February 20, 1996

                                 By: /s/ Robin W. Skophammer
                                     ------------------------
                                     Chief Financial Officer
                                     February 20, 1996