Form 10-Q
CRAIG CORP
filed 1996-05-20
CIK 110985

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 _____________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

                         Commission file number 1-6123

                               CRAIG CORPORATION
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                       95-1620188
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

   550 South Hope Street
   Suite 1825, Los Angeles CA                                 90071
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

                    Yes    x             No
                        -------             -------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 4,171,870 shares of Common Stock, $0.25 par value per share, and 1,622,000 shares of Class A Common Preference Stock, $0.01 par value per share, as of May 13, 1996.

================================================================================

                       CRAIG CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                        Page
                                                                        ----
PART 1.  Financial Information
-------

Item 1.  Financial Statements

    Consolidated Balance Sheets as of March 31, 1996 (Unaudited)
    and September 30, 1995.............................................  3

    Consolidated Statements of Earnings for the Three and Six Months
    Ended March 31, 1996 and 1995 (Unaudited)..........................  4

    Consolidated Statements of Cash Flows for the Six Months
    Ended March 31, 1996 and 1995 (Unaudited)..........................  5

    Notes to Consolidated Financial Statements.........................  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................... 16

PART 2.  Other Information
-------

Item 1.  Legal Proceedings............................................. 22
Item 2.  Changes in Securities......................................... 22
Item 3.  Defaults Upon Senior Securities............................... 22
Item 4.  Submission of Matters to a Vote of Security Holders........... 22
Item 5.  Other Information............................................. 22
Item 6.  Exhibits and Reports on Form 8-K.............................. 22

Signatures............................................................. 23

                       CRAIG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                     March 31,  September 30,
                                                       1996         1995
                                                    -------------------------
                                                    (In thousands of dollars)
ASSETS
--------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                             $ 29,030    $ 21,059
Receivables from affiliates                                962         247
Other current assets                                        67          76
                                                      --------    --------
     Total current assets                               30,059      21,382
Investments in affiliates                              101,800      60,171
Note receivable from affiliate                           3,325          --
Excess of cost over net assets acquired, net             1,716       2,201
Other assets                                             6,186         915
                                                      --------    --------

     Total assets                                     $143,086    $ 84,669
                                                      ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued expenses                 $    964    $    692
Payable to affiliate                                       237          --
Land contract payable                                    3,306          --
                                                      --------    --------
     Total current liabilities                           4,507         692

Other long-term liabilities                                 32          56
Option to sell investment in affiliate                      --      14,650
Deferred gain from conversion of common
 stock of affiliate to preferred stock                   6,235
Deferred tax liabilities                                30,842       5,380
Minority liability                                       6,746          --

SHAREHOLDERS' EQUITY
Preferred stock, par value $.25,
 1,000,000 shares authorized, none issued                   --          --
Class A common preference stock, par value
 $.01, 10,000,000 shares authorized,
 1,645,000 issued and outstanding                           16          16
Class B common stock, par value $.01,
 20,000,000 shares authorized, none issued                  --          --
Common stock, par value $.25,
 7,500,000 shares authorized, 5,444,065
 shares issued                                           1,361       1,361
Additional paid-in capital                              30,793      30,793
Cumulative foreign currency
 translation adjustment                                     34          --
Retained earnings                                       76,001      43,858
Cost of treasury shares, 1,295,195 and 1,154,095       (13,481)    (12,137)
                                                      --------    --------
     Total shareholders' equity                         94,724      63,891
                                                      --------    --------

Total liabilities and shareholders' equity            $143,086    $ 84,669
                                                      ========    ========

          See accompanying notes to consolidated financial statements.

                       CRAIG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended      Six Months Ended
                                                 March 31,              March 31,
                                              1996        1995      1996        1995
                                            ------------------      ----------------
                                                    (In thousands of dollars,
                                                     except per share amounts)
Service income from affiliate               $    375    $  375    $    750    $   750
Equity earnings (losses) of affiliates         1,598       395       3,531      1,118
Interest and dividend income                     740       459       1,060        867
                                            --------    ------    --------    -------
Revenues                                       2,713     1,229       5,341      2,735

Expenses from Australian theater
  developments                                  (509)       --      (1,001)        --
General and administrative expenses             (575)     (482)     (1,119)    (1,212)
                                            --------    ------    --------    -------
Earnings before other income and
  income taxes                                 1,629       747       3,221      1,523

Other income:
  Minority interest in net loss of
   consolidated subsidiary                       128        --         253         --
  Gain from conversion of common stock
   interest in Stater                         49,961        --      49,961         --
                                            --------    ------    --------    -------
Earnings before income taxes                  51,718       747      53,435      1,523

Provision for taxes                          (20,425)     (300)    (21,292)      (655)
                                            --------    ------    --------    -------
Net earnings                                $ 31,293    $  447    $ 32,143    $   868
                                            ========    ======    ========    =======
Earnings per common and
  common equivalent share                      $5.40     $0.07       $5.48      $0.14
                                            ========    ======    ========    =======



          See accompanying notes to consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Six Months Ended
                                                                        March 31,
                                                                    1996        1995
                                                               ------------------------
                                                               (In thousands of dollars)
OPERATING ACTIVITIES
 Net Earnings                                                     $ 32,143     $   868
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Gain on conversion of common stock
     investment in Stater                                          (49,961)         --
    Amortization of excess purchase price                               30          33
    Undistributed earnings of affiliates                            (3,531)     (1,118)
    Depreciation                                                        54          46
    Loss on sale of stock                                               68          --
    Minority interest                                                 (253)         --
    Provision for deferred income taxes                             21,292         655
    Changes in operating assets and liabilities:
     (Increase) decrease in other current assets                      (706)       (504)
     (Increase) decrease in other assets                              (374)        (10)
     (Decrease) increase in accrued liabilities                        280         (63)
                                                                  --------     -------
 Net cash provided by (used in) operating activities                  (958)        (93)

INVESTING ACTIVITIES
 Acquisition of stock of affiliates                                 (2,050)       (287)
 Other investments                                                    (210)         --
 Purchase of stock investment                                           --        (442)
 Sale of stock investment                                               --         457
 Purchase of property and equipment                                 (4,741)         --
                                                                  --------     -------
 Net cash provided by (used in) investing activities                (7,001)       (272)

FINANCING ACTIVITIES
 Borrowings and advances from affiliates                             1,927          --
 Payment of borrowings from affiliates                              (1,690)         --
 Short-term debt incurred for land purchase                          3,306          --
 Common stock repurchase                                            (1,343)       (823)
 Capital contributed by affiliate to
  joint venture in Reading International                            13,730          --
                                                                  --------     -------
 Net cash provided by (used in) financing activities                15,930        (823)

Increase (decrease) in cash and cash
  equivalents                                                        7,971      (1,188)
Cash and cash equivalents at beginning
 of period                                                          21,059      21,205
                                                                  --------     -------
Cash and cash equivalents at end
 of period                                                        $ 29,030     $20,017
                                                                  ========     =======

SUPPLEMENTAL DISCLOSURES:

During the six months ended March 31, 1996 the Company (1) sold its common stock investment in CHC to an affiliate for a note receivable amounting to $3,325,000,
(2) exchanged its common stock interest in Stater with a net book value of approximately $9,000,000 for Stater Preferred Stock with a stated redemption value of $69,365,000, and (3) invested approximately $13,928,000 in a 50% joint venture, Reading International, with its affiliate Reading.

          See accompanying notes to consolidated financial statements.

                       CRAIG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation and Principle of Consolidation
----------------------------------------------------

The consolidated financial statements include the accounts of Craig Corporation and its majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. During the six months ended March 31, 1996, the Company and its affiliate, Reading Company ("Reading"), formed Reading International Cinemas LLC ("Reading International") to develop and operate multiplex cinemas in Australia. Reading International is owned in equal shares by the Company and Reading. The Company's 50% direct interest in Reading International, together with its 49.3% interest in Reading, results in a 74.65% interest by the Company in Reading International. Minority interest is reflected in the consolidated financial statements and represents the portion of Reading International (25.35% at March 31, 1996) that is not owned by the Company directly or indirectly.

Common stock investments in affiliates in which the Company holds a 20 to 50% percent ownership interest are accounted for using the equity method (Note 2).

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of March 31, 1996 and September 30, 1995, and the results of operations and its cash flows for the three and six month periods ended March 31, 1996 and 1995. The results of operations for the three and six month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results of operations to be expected for the entire year.

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

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and consist primarily of federal agency securities. Included in cash and cash equivalents at March 31, 1996 is approximately $2.4 million, which is held in government securities having maturities of three months or less and $25 million invested by Reading International in repurchase agreements collateralized by U.S. Treasury securities.

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

Earnings Per Share
------------------

Earnings per share is based on 5,798,279 and 5,964,970, the weighted average number of shares of common stock outstanding during the three months ended March 31, 1996 and 1995, and 5,860,462 and 5,994,970 shares during the six months ended March 31, 1996 and 1995, respectively. Common stock equivalents (stock options) have been excluded from the computations because the effect on such computation was not significant or was anti-dilutive in the periods reported.

Depreciation and amortization
-----------------------------

Depreciation and amortization of property and leasehold improvements is generally provided using the straight line method over the estimated useful lives of the assets or the shorter of the estimated lives or lease term for leasehold improvements.

The excess of cost over net assets acquired is amortized using the straight line method over periods ranging from 20 to 40 years. Accumulated amortization at March 31, 1996 and September 30, 1995 was approximately $613,000 and $585,000 respectively. During the six months ended March 31, 1996 excess of cost over net assets acquired decreased approximately $341,000 as a result of accounting for additional purchases of common stock of equity affiliates.

NOTE 2 - INVESTMENTS IN AFFILIATES
----------------------------------

The Company's investments in affiliates at March 31, 1996 and September 30, 1995 consist of the following:

                                              March 31,       Sept. 30,
                                                1996             1995
                                              ---------       ---------
                                                   (in thousands)
Common stock:

Stater Bros. Holdings Inc. ("SBH")            $     --         $20,160
Reading Company ("RC")                          27,185          32,725
Citadel Holding Corporation ("CHC")                 --           2,036
                                              --------         -------
                                                27,185          54,921
                                              --------         -------
Preferred Stock:

Stater Bros. Holdings Inc. ("SBH")              69,365              --
Citadel Holding Corporation ("CHC")              5,250           5,250
                                              --------         -------
                                                74,615           5,250
                                              --------         -------

Total investments in affiliates               $101,800         $60,171
                                              --------         -------

SBH
---

Prior to March 8, 1996, the Company held a 50% common stock interest in Stater Bros. Holdings Inc. ("SBH" and collectively with its operating subsidiaries, "Stater"). The remaining 50% interest in Stater was owned by La Cadena Investments ("La Cadena"), a general

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

partnership consisting of key management executives of Stater. In March 1994, the Company entered into a series of restructuring agreements, whereby the Company received, among other things, a $14.65 million option payment from SBH which provided Stater with the option to acquire all, but not less than all, of the Company's interest in Stater. The option had an initial term of two years (March 8, 1996), but could be extended for ten additional years if Stater converted the Company's common stock interest in SBH to preferred stock prior to March 8, 1996.

Effective March 8, 1996, SBH exercised its right to convert all the Company's common stock in SBH into 693,650 shares of SBH's Series B Preferred Stock, stated value $100 per share (the "SBH Stater Preferred Stock"). The SBH Preferred Stock has a liquidation preference and redemption value of $69.365 million and a cumulative dividend preference beginning at 10.5%, increasing to 12% after 78 months, and further increasing every twelve months thereafter by an additional 1%, to a terminal cumulative dividend rate of 15%. Included in dividend income for the three and six months ended March 31, 1996, is approximately $479,000 earned from the date of issuance of the SBH Preferred Stock through March 31, 1996. Dividends are paid quarterly in arrears. The Company received the $479,000 in April 1996. The payment of dividends by Stater to the Company is restricted subject to various financial covenants in the Stater credit agreements. The SBH Preferred Stock, if owned by the Company, entitles the Company to (1) elect one director of Stater, (2) vote 20% of the total number of votes, and (3) elect a majority of the Board of Directors of Stater if two or more quarterly preferred stock dividends remain unpaid. Pursuant to the option terms, Stater has a transferable right to purchase the SBH Preferred Stock at any time prior to March 2006. If not purchased by Stater, prior to March 2006, the Company has the right to have the SBH Preferred Stock redeemed at any time following March 8, 2009.

Upon the conversion by SBH in March 1996 of the Company's common stock interest to redeemable preferred stock, the Company discontinued the use of the equity method of accounting for its investment in Stater. Prior to the preferred stock conversion, the net book value of Stater amounted to approximately $20.3 million and the carrying value of the Company's 50% common stock interest, net of the $14.65 million option proceeds received in 1994 and reflected on the balance sheet at September 30, 1995 as "Option to sell investment in affiliate, amounted to approximately $9 million. The Company has recorded approximately $49.96 million of the difference between the $69.365 million stated value of the SBH Preferred Stock and the Company's carrying value of its previous common stock investment ($9 million) at the time of the conversion as "Gain from conversion of common stock interest in Stater Brothers". The Company's investment in Stater is not held for sale. The ultimate value of the SBH Preferred Stock is based upon various market factors including, but not limited to, Stater's operating performance, Stater's existing senior debt covenants, interest rates and the likelihood of redemption, from time to time, by Stater. After the Company's consideration of those factors, and recognition by the Company that its preferred voting rights, as described above, are not transferable if the SBH Preferred Stock were to be sold to a third party, the Company has deferred approximately $10.405 million of the gain from the conversion by Stater of the Company's common

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

stock interest to SBH Preferred Stock until such time as the uncertainties regarding realization can be more reasonably assured. Such gain, net of deferred taxes provided, is reflected in the balance sheet as "Deferred gain from conversion of common stock of affiliate to preferred stock" in the amount of approximately $6.235 million.

Effective March 8, 1994, the Company entered into a consulting agreement with SBH pursuant to which the Company has agreed, among other things, to render consulting services for a five year period, for an annual fee of $1.5 million, payable quarterly. Included in service income for the both the three and six months ended March 31, 1996 and 1995 is $375,000 and $750,000 earned pursuant to this agreement.

Stater files the required periodic reports with the Securities and Exchange
Commission (SEC).   Summarized financial information of Stater is as follows:

                                          March 24,      September 24,
                                            1996             1995
                                         -----------------------------
                                                (In thousands)
CONDENSED BALANCE SHEET

 Current assets                           $177,789         $158,647
 Property, plant and equipment, net        105,826          118,627
 Other assets                               34,714           36,808
 Current liabilities                       110,813          113,633
 Long-term debt                            172,567          173,099
 Other liabilities                          13,772           13,772
 Redeemable preferred stock                 69,365               --
 Shareholders' common equity               (48,188)          13,578


CONDENSED STATEMENT OF INCOME
                                           Twenty-Six Weeks Ended
                                          -------------------------
                                          Mar. 24,         Mar. 26,
                                            1996             1995
                                          --------         --------
                                                (In thousands)
                                          -------------------------
 Revenues                                 $814,963         $781,216
 Cost of goods sold                        629,154          608,336
                                          --------         --------
 Gross profit                              185,809          172,880
 General and administrative                155,616          151,146
 Depreciation and amortization               6,162            5,676
 Consulting costs                              750              748
                                          --------         --------
 Income from operations                     23,281           15,310
 Interest expense, net                       9,217            9,901
 Other (income) loss                           724              156
 Income taxes                                5,402            2,100
                                          --------         --------
 Net income                               $  7,938         $  3,153
                                          ========         ========

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

Prior to SBH's exercise of its option to convert the Company's common stock to SBH Preferred Stock in March 1996, the Company included in equity earnings of affiliates the Company's share of SBH's operating results amounting to $1,608,000 and $883,000 for the three months ended March 31, 1996 and 1995 and $3,489,000 and $1,742,000 for the six months ended March 31, 1996 and 1995, respectively.

Reading
-------

During the six months ended March 31, 1996, the Company increased its ownership in RC from 2,367,976 shares (47.6%) at September 30, 1995 to 2,452,526 shares (49.3%) at March 31, 1996 through the purchase of an additional 84,550 shares at a cost of approximately $770,000. Based on the closing price per share of RC at March 31, 1996 of $10.75, the aggregate market value of the Company's investment in RC at that date was approximately $25,456,000. In April 1996, the Company requested and received permission from the Board of Directors of RC to acquire additional shares of RC Class A Common Stock such that Craig's total holdings would not exceed 55% of the issued and outstanding shares of RC Class A Common Stock. On May 17, 1996, the Company entered into an agreement with James J. Cotter to exchange 66,042 shares of the Company's Common Stock for certain shares of RC Class A Common Stock held by Mr. Cotter, pursuant to which the Company has agreed to acquire and the Mr. Cotter has agreed to transfer 67,000 shares of RC Class A Common Stock, increasing the Company's equity ownership of RC to approximately 50.7%. In the future periods, the Company will report its ownership interest in RC on a consolidated basis, rather than on the equity basis.

Summarized financial information of Reading at March 31, 1996 and September 30, 1995 follows:

                                       Mar. 31,   Sept. 30,
                                         1996       1995
                                       --------------------
                                          (In thousands)
    CONDENSED BALANCE SHEET
      Current assets                    $33,981     $50,263
      Property and equipment              9,138       7,118
      Intangible assets                  15,309      15,770
      Investment and advances
        in Reading International         13,306         145
      Investment in CHC                   3,325          --
      Other assets                        3,334       1,966
      Current liabilities                 4,059       3,596
      Note payable to Company             3,325          --
      Other long-term liabilities         2,539       2,907
      Shareholders' common equity        68,470      68,759


In November 1995, Reading and the Company formed Reading International Cinema LLC ("Reading International") to develop and operate multiplex cinemas in Australia. Reading International is owned in equal shares by Reading and the Company. On March 29, 1996, the Company and RC entered into a capital funding agreement (the "Capital Funding Agreement") with respect to Reading International pursuant to which the Parties agreed to increase the capital committed by the Company and RC

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

from $10 million to $103 million through the combination of cash contributions and secured capital funding undertakings. As of March 31, 1996, the Company and RC have made cash contributions to Reading International approximating $27,856,000 million (inclusive of $237,000 advanced on behalf of the Company by RC and which is included as "Due to affiliates" on the Company's balance sheet at March 31, 1996), and have undertaken to contribute up to an additional $37.5 million each for an aggregate commitment of $75 million on an as needed basis. The Company's commitment is secured by the Company's SBH Preferred Stock and the commitment of RC is secured by substantially all of the assets of RC.

In addition, to the Company's 50% interest in Reading International, the Company indirectly owns an additional 24.65% interest through its 49.3% ownership interest in Reading. For financial statement purposes, the Company consolidates its 74.65% interest in Reading International and, accordingly, eliminates from its equity earnings (losses) from affiliates, the Company's proportionate share of Reading's operating results of Reading International. In addition, in connection with consolidating the accounts of Reading International in the Company's financial statements, the Company has reduced the amount previously reported as equity investment in RC by approximately $6,730,000 representing the Company's proportionate net equity ownership of RC's interest in Reading International at March 31, 1996.

On March 29, 1996, the Company sold to Reading its common stock investment in CHC for an aggregate purchase price of $3,324,505, which was paid in the form of a five year unsecured promissory note which provides for the payment of interest at a rate equal to LIBOR plus 2.25%. The note is included in the Company's Consolidated Balance Sheet as "Note receivable from affiliate". In addition, the Company sold to Reading for an option fee of $50,000, a one year option to acquire at fair market value, as determined by an investment banker selected by the parties, the 1,329,114 shares of CHC 3% Cumulative Convertible Preferred Stock, stated value $3.95 per share owned by the Company and the Warrant to acquire 666,000 shares of CHC Common Stock.

CONDENSED STATEMENT OF INCOME

                                    Three Months Ended     Six Months Ended
                                        March 31,              March 31,
                                     1996        1995       1996       1995
                                   ---------   --------   --------   --------
                                       (In thousands)        (In thousands)
Revenue:
  Theatre                            $4,011     $3,205     $7,216     $6,363
  Other                                 674        603      1,764      1,299
                                     ------     ------     ------     ------
Total revenue                         4,685      3,808      8,980      7,662
Theatre costs                         3,138      2,469      5,780      5,056
Depreciation and amortization           386        336        734        750
Equity losses from Reading
  International                         254         --        500         --
General and administrative            1,170        941      2,218      2,083
                                     ------     ------     ------     ------
Earnings (loss) before
  income taxes                         (263)        62       (252)      (227)


                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

Income taxes                             10        141         58        141
                                     ------     ------     ------     ------
Net (loss)                           $ (273)    $  (79)    $ (310)    $ (368)
                                     ------     ------     ------     ------


Included in equity earnings (losses) of affiliates is the Company's share of Reading's operating results, adjusted for the Company's ownership in Reading International, amounting to earnings of $21,700 and losses of $37,000 for the three months ended March 31, 1996 and 1995, and earnings of $53,700 and losses of $173,000 for the six months ended March 31, 1996 and 1995, respectively.

Citadel
-------

As of March 31, 1996 and September 30, 1995, the Company's investment in CHC is as follows (in thousands):

                                                   March    September
                                                   1996       1995
                                                  -------   ---------

   Common stock                                    $   --      $2,036
   3% Cumulative Convertible Preferred Stock        5,250       5,250
                                                   ------      ------
                                                   $5,250      $7,286
                                                   ======      ======

During the six months ended March 31, 1996, the Company increased its common stock ownership in CHC from 993,112 shares (16.5%) at September 30, 1995 to 1,564,473 shares (26%) through the purchase of an additional 571,361 shares at a cost of approximately $1,281,000. In addition, the Company owns 1,329,114 shares of CHC 3% Cumulative Voting Convertible Preferred Stock (the "CHC Preferred Stock") with a stated value of $5,250,000. The Company also holds a warrant, exercisable at $3.00 per share, to purchase an additional 666,000 shares of CHC Common Stock (the "Warrant"). As described above, on March 29, 1996, the Company sold to its 49.3% affiliate, RC, its common stock interest in CHC and an option to purchase its CHC Preferred Stock and the Warrant. The sale of the Company's common stock interest in CHC resulted in a loss of approximately $69,000 during the three and six months ended March 31, 1996.

The CHC Preferred Stock represents approximately 18.1% of the voting power of CHC and together with the common shares owned by the Company's affiliate, RC, represent approximately 39.5% of the voting power of CHC as of March 31, 1996. Assuming full exercise of the Warrant, the Company together with its affiliate, RC, would own approximately 44.5% of the then issued outstanding voting securities of CHC.

The CHC Preferred stock was issued to the Company in November 1994 pursuant to a Stock Purchase Agreement and Certificate of Designation which provides, among other things, that (i) the preferred shares carry a liquidation preference equal to their stated value and bear a cumulative (noncompounded) annual dividend equal to 3% of the stated value, (ii) are convertible under certain circumstances into shares of common stock of CHC, (iii) are redeemable at the option of CHC at any

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

time after November 1997 and (iv) are redeemable (subject to Delaware limitations upon distributions to shareholders) at the option of the Company in the event of a change of control of CHC. Subject to certain limitations, the Preferred Stock is convertible into common stock of CHC at a conversion price per share equal to the market price, as defined, per share of CHC common stock, calculated as the per share stated value of $3.95 divided by the average of the closing price per share of the CHC common stock for each of the 60 days preceding the conversion. Assuming a market price of $2.375, the Company's preferred stock if converted would be at 2,210,525 shares, resulting in an increase in the Company's voting ownership when considered with its affiliate's common stock ownership in CHC to 46% at March 31, 1996, or 50% assuming in addition the exercise of the Warrant.

For financial statement purposes the Company carries its CHC Preferred Stock investment at cost amounting to $5.25 million. Dividends earned and included in dividend and interest income for both the three months ended March 31, 1996 and 1995 amounted to $39,375, and for the six months ended March 31, 1996 and 1995 amounted to $78,750 and $62,125, respectively.

Included in equity earnings of affiliates is the Company's portion of CHC's operating results, less preferred stock dividends, amounting to earnings of $20,000 for the three and six months ended March 31, 1996. Pursuant to the Company's sale of its common stock to its affiliate, RC, the Company no longer has a common stock interest in CHC and, accordingly, no longer reports equity earnings from its investment in CHC.


NOTE 3 - READING INTERNATIONAL
------------------------------

As described above, Reading International is owned in equal shares by the Company and Reading. However, when the Company's share is considered with its 49.3% interest in Reading, the Company's direct and indirect ownership in Reading International approximates 74.65% at March 31, 1996. Accordingly, the consolidated financial statements of the Company include the accounts of Reading International and its domestic and foreign subsidiaries at March 31, 1996. Reading International was formed to develop and operate multiplex theaters in Australia. The Company and Reading have each committed to make equal contributions up to approximately $103 million, on an as needed basis. As of March 31, 1996, cash contributions amounting to approximately $27,856,000 have been funded to Reading International.

A wholly owned subsidiary of Reading International has retained the services of several executive employees in Australia who provide management services with respect to such Australian operations on a full time basis or substantially full time basis. Included in the statements of operations for the three and six month periods ended March 31, 1996, as operating, general and administrative expenses, is approximately $509,000 and $1,001,000 of administrative and development costs

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

incurred with respect to the operations of Reading International. Reading International has no current revenues and is currently entirely developmental in nature.

As of March 31, 1996, Reading International's assets amounting to approximately $30,393,000 including cash of approximately $25.1 million. In addition, Reading International's noncurrent assets at March 31, 1996 are comprised principally of $6,234,000 related to the purchase of a parcel of land and the related development costs, and $189,000 of refundable property and lease deposits. The land purchase was made pursuant to a real estate purchase contract with the seller which provided for installment payments, including approximately $3,306,000 due on December 20, 1996, which is reflected as "Land contract payable" on the balance sheet at March 31, 1996. Reading International is in negotiations with several developers and landlords with respect to other potential locations.


NOTE 4 - TAXES ON INCOME
------------------------

Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At March 31, 1996 and September 30, 1995, the deferred tax liability components consisted of the following:

                                              March 31,    September 30,
                                                 1996           1995
                                              ---------    -------------
                                                    (in thousands)
      Deferred tax liabilities:
        Book gains from preferred stock
          investment, not realized
          for tax                                34,200            --
        Other                                     7,032        13,742
                                               --------       -------
          Total deferred tax liabilities         41,232        13,742
                                               --------       -------
      Deferred tax assets:
        Capital loss carryforward from
          sale of equity securities              (7,680)           --
        Unrealized capital loss from
          writedown of equity securities             --        (7,680)
        Federal benefit of state taxes           (2,480)         (450)
        Other                                      (230)         (232)
                                               --------       -------
          Total deferred tax assets             (10,390)       (8,362)
                                               --------       -------
      Net Deferred tax liabilities             $ 30,842       $ 5,380
                                               --------       -------

As of March 31, 1996, the reported deferred tax assets are expected to be realized as an offset against reversing temporary differences which create net future tax liabilities.

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

The provision for taxes on income differs from the amounts computed by applying the Federal income tax rate of 34% in 1996 to earnings before income taxes principally due to (1) state income taxes provided, net of federal income tax benefit (2) dividend income exclusion and, (3) losses incurred from the Company's foreign subsidiary operations upon which no U.S income tax benefit is currently realizable.


NOTE 5 - COMMON AND CLASS A COMMON PREFERENCE STOCK
---------------------------------------------------

During the six months ended March 31, 1996, the Company repurchased 118,100 shares of common stock and 23,000 shares of Class A common preference stock at a purchase price of approximately $1,344,000. As described in Note 2, on May 17, 1996, the Company agreed to purchase 67,000 shares of Reading Company common stock in exchange for 66,042 shares of its common stock from Mr. James J. Cotter. Under the terms of the agreement, Mr. Cotter granted to the Company for a two-year period the right of first refusal to acquire the 66,042 shares of the Company's common stock at a price of $9.00 per share in the event that Mr. Cotter determines to sell, assign or convey any interest in such shares. On May 17, 1996, the closing price of the Company's shares on the New York Exchange was $11.375.


NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

During the three months ended March 31, 1996, the Company entered into a 50/50 joint venture and committed to invest up to approximately $500,000 in a newly formed company, Hope Street Hospitality LLC, established to develop a retail store/restaurant specializing in woodfire baked goods. As of March 31, 1996, the Company has contributed approximately $210,000 to this development project. In addition, the Company has signed, as a corporate guarantor, the facility lease obtained by Hope Street Hospitality LLC. The lease commenced on March 1, 1996, the terms of which included a prepayment of approximately $150,000 and annual minimum payments of $102,540, to be paid monthly for 10 years. In addition to the base rent which adjusts for annual increases in CPI, the lessor will receive a percentage of gross monthly sales in excess of certain minimums. The lease provides the lessee with a one-time option to cancel the lease at the end of the third year for approximately $45,000.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Prior to March 1996, the Company's investments in Stater Bros. Holdings Inc. ("SBH" and, collectively with its subsidiaries, "Stater"), Reading Company (""RC" and collectively with its subsidiaries, "Reading") and Citadel Holding Corporation ("CHC" and collectively with its subsidiaries, "Citadel") were included in the Company's Consolidated Financial Statements on the equity method of accounting. See Notes 1 and 2 of Notes to the Consolidated Financial Statements. In March 1996, certain transactions occurred which resulted in the Company exchanging its common stock interests in SBH and CHC and, accordingly, the Company no longer accounts for these investments utilizing the equity method of accounting. In addition, on May 17, 1996 the Company increased it ownership interest in Reading Company to approximately 50.7% by the purchase from its Chairman of the Board, of an additional 67,000 shares of Reading Company in exchange for 66,042 shares of the Company's Common stock. As a result of the Company's interest increasing to greater than 50%, the Company will report in future periods, its interest in Reading Company on a consolidated basis. Due to the changes in the Company's ownership interests in its affiliates, the results of operations have varied significantly from its results of operations for previous periods.

   Prior to March 8, 1996, the Company held a 50% common stock interest (48% voting interest) in SBH. In March 1994, the Company entered into a series of restructuring agreements, whereby the Company received, among other things, a $14.65 million option payment from SBH which provided Stater with the option to acquire all, but not less than all, of the Company's interest in Stater. The option had an initial term of two years (March 8, 1996), but could be extended for ten additional years if Stater converted the Company's common stock interest in SBH to preferred stock prior to March 8, 1996.

   Effective March 8, 1996, SBH exercised its right to convert all the Company's common stock in SBH into 693,650 shares of SBH's Series B Preferred Stock, stated value $100 per share (the "SBH Stater Preferred Stock"). The SBH Preferred Stock has a liquidation preference and redemption value of $69.365 million and a cumulative dividend preference beginning at 10.5%, increasing to 12% after 78 months, and further increasing every twelve months thereafter by an additional 1%, to a terminal cumulative dividend rate of 15%. The SBH Preferred Stock, if owned by the Company, entitles the Company to (1) elect one director of Stater, (2) vote 20% of the total number of votes, and (3) elect a majority of the Board of Directors of Stater if two or more quarterly preferred stock dividends remain unpaid. Pursuant to the option terms, Stater has a transferable right to redeem the SBH Preferred Stock at any time prior to March 2006. If not redeemed by Stater prior to March 2006, the Company has the right to have the SBH Preferred Stock redeemed at any time following March 8, 2009.

   Upon the conversion by SBH in March 1996 of the Company's common stock interest to redeemable preferred stock, the Company discontinued the use of the equity method of accounting for its investment in Stater. Prior to the preferred stock conversion, the net book value of Stater amounted to approximately $20.3 million and the carrying value of the Company's 50% common stock interest, net of the $14.65 million option proceeds received in 1994 and reflected on the balance sheet at September 30, 1995 as "Option to sell investment in affiliate, amounted to approximately $9 million. The Company has recorded approximately

$49.96 million of the difference between the $69.365 million stated value of the SBH Preferred Stock and the Company's carrying value of its previous common stock investment ($9 million) at the time of the conversion as "Gain from conversion of common stock interest in Stater Brothers". The Company's investment in Stater is not held for sale. The ultimate value of the SBH Preferred Stock is based upon various market factors including, but not limited to, Stater's operating performance, Stater's existing senior debt covenants, interest rates and the likelihood of redemption, from time to time, by Stater. After the Company's consideration of those factors, and recognition by the Company that its preferred voting rights, as described above, are not transferable if the SBH Preferred Stock were to be sold to a third party, the Company has deferred approximately $10.405 million of the gain from the conversion by Stater of the Company's common stock interest to SBH Preferred Stock until such time as the uncertainties regarding realization can be more reasonably assured. Such gain, net of deferred taxes provided, is reflected in the balance sheet as "Deferred gain from conversion of common stock of affiliate to preferred stock" in the amount of approximately $6.235 million.


Results of Operations
---------------------

   The following is a comparison of the results of operations for the three months ended March 31, 1996 ("1996 Quarter") with the three months ended March 31, 1995 ("1995 Quarter") and the six months ended March 31, 1996 ("1996 Six Months") and the six months ended March 31, 1995 ("1995 Six Months").

   The Company's net earnings for the 1996 Quarter was approximately $31.293 million or $5.40 per share, including other income which resulted from the gain on the conversion of the Company's common stock interest in SBH to preferred stock described above, amounting to approximately $29.9 million net of income taxes provided, as compared with net earnings of $.447 million or $0.07 per share for the 1995 Quarter. The net earnings for the 1996 Six Months was approximately $32.143 million or $5.48 per share, as compared to $868,000 or $0.14 per share for the 1995 Six Months.

   Earnings before income taxes for the 1996 Quarter and 1995 Quarter amounted to approximately $51.718 million and $.747 million, respectively, as compared to $53.435 million and $1.523 million for the 1996 Six Months and 1995 Six Months, respectively. Included in the 1996 Quarter and 1996 Six Months earnings before income taxes is other income of approximately $49.961 million from a gain recorded as a result of the conversion of the Company's common stock interest in SBH to SBH Preferred Stock.

   Earnings before other income and income taxes amounted to approximately $1.629 million for the 1996 Quarter as compared to $.747 million for the 1995 Quarter. Earnings before other income and income taxes approximated $3.221 million for the 1996 Six Months as compared to approximately $1.532 million for the 1995 Six Months. The increase in the 1996 periods is principally attributable to improved operating results reported by the Company's affiliate, SBH, and dividends earned on the SBH Preferred Stock received in March 1996. Such improvements were offset, in part, by operating losses of from the Company's subsidiary, Reading International Cinemas LLC ("Reading International").

Service Income
--------------

   Effective March 8, 1994, the Company entered into a consulting agreement with SBH pursuant to which the Company has agreed, among other things, to render consulting services for a five year period, for an annual fee of $1.5 million, payable quarterly. Included in service income for both the 1996 and 1995 Quarter is $375,000 and for both the 1996 and 1995 Six Months is $750,000, earned pursuant to this agreement.

Equity in earnings of affiliates
--------------------------------

   As described above, in March 1996, the Company's common stock interests in SBH was exchanged for preferred stock and its common stock interest in CHC was sold to Reading. Equity in earnings of affiliates reflects the Company's share of net earnings or losses of Stater, Reading and Citadel before preferred dividends, for the periods in which the Company held its common stock interests. The following table sets forth the contribution by affiliate of the equity in earnings or losses of affiliates for the periods reported:

         Equity in Earnings of Affiliates - Contribution by Affiliates
         -------------------------------------------------------------
                           (In thousands of dollars)

                          Three Months Ended     Six Months Ended
                               March 31,              March 31,
                             1996      1995        1996        1995
                           ------     -----      ------      ------
          SBH              $1,608     $ 883      $3,489      $1,742

          CHC                  --      (451)         20        (451)

          Reading             (10)      (37)         22        (173)
                           ------     -----      ------      ------
                           $1,598     $ 395      $3,531      $1,118
                           ------     -----      ------      ------

Stater
------

   Effective March 8, 1996, upon receipt by the Company of Stater Preferred Stock in exchange for its common stock interest, the Company discontinued the use of the equity method of accounting for its investment in Stater. Accordingly, the 1996 Quarter and 1996 Six Months are not comparable to the 1995 Quarter and 1995 Six Months as they include approximately only 2 and 5 months, respectively, of the Company's share of Stater's operating results.

   Stater's net earnings for the three months ended March 31, 1996 amounted to approximately $4.3 million as compared to $1.6 million for the three months ended March 31, 1995. Stater's net earnings for the six months ended March 31, 1996 amounted to approximately $7.9 million as compared to $3.2 million for the six months ended March 31, 1995. Such increases were, among other things, a result of increased profit margins and a decrease in costs reflecting reductions in employer contributions to collective bargaining benefit trusts of $2.4 million for the three months and $3.8 million for the six months ended March 31, 1996.

Reading
-------

   Reading's operating results for the 1996 Quarter amounted to a net loss of approximately $273,000 as compared to a net loss of $79,000 for the 1995 Quarter. Reading's net loss for the 1996 Six Months amounted to $310,000 as compared to a net loss of $368,000 for the 1995 Six Months. Included in the 1996 Quarter and 1996 Six Months loss is Reading's share of its 50% equity operating losses from Reading International amounting to $254,000 and $500,000, respectively. The Company's 49% share of such equity losses, amounting to approximately $125,000 for the 1996 Quarter and $247,000 for the 1996 Six Months, has been eliminated from the amount reported as equity earnings of affiliates, in connection with reporting the Company's interest in Reading International as a consolidated subsidiary. Accordingly, the Company has included in equity earnings of affiliates the Company's share of operating results of Reading, adjusted for the operating results of Reading International, amounting to a loss of $10,000 with respect to Reading for the 1996 Quarter as compared to a loss of $37,000 for the 1995 Quarter.

   Reading's operating results for the 1996 Quarter and 1996 Six Months as compared to the 1995 Quarter and 1995 Six Months reflect additional losses principally as a result of its share of equity losses reported from its 50% investment in Reading International. The operations of Reading International are developmental in nature. Operating results from Reading's theater operations in Puerto Rico, Cine Vista, and general and administrative expenses were comparable between the 1996 and 1995 periods.

   In February 1996, Reading obtained a $15 million line of credit with respect to Cine Vista's operations, which line of credit is expected to provide sufficient funds to complete Cine Vista's new theater development plans and provide additional liquid funds for RC. No amounts are presently outstanding under the Credit Agreements.


Interest income and expense
---------------------------

   Interest and dividend income increased in the 1996 Quarter to $740,000 as compared to $459,000 in the 1995 Quarter and increased to $1,060,000 for the 1996 Six Months as compared to $867,000 for the 1995 Six Months. The increase in the 1996 Six Quarter and 1996 Six Months reflects dividends earned on the Stater Preferred Stock since its receipt on March 8, 1996, offset, in part by a decrease in interest income earned from a loan paid in full in 1995 by Citadel.

   In March 1996, SBH exercised its right to convert the Company's common stock in SBH into 693,650 shares of SBH's Series B Preferred Stock, stated value $100 per share. The preferred stock has a liquidation preference of $69.365 million and a cumulative dividend preference of 10.5% or approximately $7,283,000 annually. Pursuant to the terms of the option agreement between the Company and SBH, SBH has the right to purchase the preferred stock at anytime prior to March 8, 2006. Included in dividend income for the three and six months ended March 31, 1996, is approximately $479,000 earned from the date of issuance of the SBH Preferred Stock through March 31, 1996. Dividends are paid quarterly in arrears. The Company received the $479,000 in April 1996. The payment of dividends by Stater to the

Company is restricted subject to various financial covenants in the Stater credit agreements.

   In the 1995 periods interest income was earned on the Company's working capital reserves maintained in institutional money market mutual funds as well as, for a portion of the 1995 Six Months, a $6.2 million loan to Citadel accruing interest at prime plus 3% (the "Citadel loan"). Included in the 1995 Quarter and 1995 Six Months is $220,000 and $142,000 of interest income earned pursuant to the Citadel loan. In November 1994, the Company agreed to acquire preferred stock in satisfaction of payment of $5.25 million of the Citadel loan and in May 1995 the balance of $950,000 was paid in full. Accordingly, the 1996 periods as compared to the 1995 periods, reflect the elimination of interest income earned on the Citadel loan.

General and administrative expenses
-----------------------------------

   Operating, general and administrative expenses of the Company amounted to $575,000 for the 1996 Quarter compared to $482,000 for the 1995 Quarter.
General and administrative expenses slightly decreased in the 1996 Six Months to $1,119,000 as compared to $1,212,000 for the 1995 Six Months.

The 1996 Quarter and 1996 Six Months includes approximately $509,000 and $1,001,000, respectively, of general, administrative and development expenses incurred with respect to the foreign operations of Reading International. Reading International is actively seeking properties to develop in Australia and has acquired a property and has made deposits for several other real property purchases or leases. The Company does not anticipate revenues from Reading International during the next 15 months and therefore anticipates continuing losses during such periods as operations are developed.

Liquidity
---------

    At March 31, 1996 the Company and its consolidated subsidiaries had cash and cash equivalents totaling approximately $29 million which includes approximately $25.1 million held by Reading International, owned in equal shares by the Company and its affiliate, Reading Company. Due to the Company's direct 50% ownership and indirect 24.65% ownership (through its 49.4% interest in Reading) the Company includes the accounts of Reading International on a consolidated basis. At March 31, 1996, Craig Corporation ("Craig") had cash and cash equivalents approximating $3.9 million. The amounts held by Reading International of $25.1 million were funded equally by Craig and Reading.

    In November 1995, the Craig and Reading formed Reading International in order to make available additional capital and liquidity to develop theater opportunities in Australia. On March 29, 1996, Craig and Reading entered into a Capital Funding Agreement with respect to Reading International pursuant to which they agreed to increase the capital committed by the Craig and Reading to Reading International to approximately $103 million through a combination of cash contributions and secured capital funding undertakings. Craig and Reading each immediately contributed to Reading International $12.5 million in cash and have undertaken to contribute up to an additional $37.5 million on an as needed basis (the "Funding Commitment"). To secure the Funding Commitment, Craig Management Inc., a wholly owned subsidiary of Craig pledged it Preferred Stock interest in Stater and Reading pledged its interest in Cine Vista and certain government securities. Reading International does not currently project cash requirements in excess of the total of Craig's existing cash balances and previous capital contributions made to Reading International. Craig currently has no debt outstanding and no outstanding borrowing facilities. Based upon the current cash balances of Craig amounting to $3.9 million, additional financing would be required, if requested by Reading International, to fund the additional $37.5 million commitment.

    At March 31, 1996, current liabilities of the Company amounted to approximately $4.5 million, including approximately $3.8 million attributable to liabilities of Reading International.

    During the 1996 Six Months, the Company made additional acquisitions totalling approximately $2,051,000 of common stock of Reading and Citadel, amounting to $770,000 and $1,281,000, respectively. In March 1996, the Company sold its common stock interest in Citadel to Reading for an aggregate sale price of approximately $3,325, which was paid in the form of a five year unsecured note which provides for the payment of interest at a rate equal to LIBOR plus 2.25%.

    Cash and cash equivalents decreased approximately $1,343,000 in the 1996 Six Months as a result of the Company's repurchasing 118,100 shares of its common stock and 23,000 shares of its Class A common preference stock.

    The SBH Preferred Stock has a liquidation preference of $69.365 million and a cumulative dividend preference of 10.5%, to be paid quarterly. Until such time as SBH exercises its right to repurchase the SBH Preferred Stock, annual dividend payments are expected to approximate $7,283,000 annually. Accordingly, the Company's cash flows are expected to increase significantly due to dividends earned on its Preferred Stock interest in Stater.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        A.  The following exhibits are filed as part of this report:

          10.25 Capital Funding Agreement between Reading International Cinemas LLC, Craig Corporation, Reading Investment Company, Inc., and Craig Management, Inc. dated March 29, 1996.

          10.26 Stock Purchase and Sale Agreement dated March 29, 1996 between Craig Corporation and Reading Holdings, Inc.

          27.    Financial Data Schedule, Article 5.

        B. No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CRAIG CORPORATION
                               -----------------

                                 By:      /s/ S. Craig Tompkins
                                         ------------------------
                                         President
                                         May 20, 1996

                                 By:      /s/ Robin W. Skophammer
                                         ------------------------
                                         Chief Financial Officer
                                         May 20, 1996