Form 10-Q
period 1996-06-30
CRAIG CORP
filed 1996-08-23
CIK 110985

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 _____________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1996

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

                Yes   [x]           No
                    -------             ------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 3,762,912 shares of Common Stock, $0.25 par value per share, and 1,622,000 shares of Class A Common Preference Stock, $0.01 par value per share, as of August 13, 1996.

- --------------------------------------------------------------------------------

                       CRAIG CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
PART 1.    Financial Information
- -------

Item 1.    Financial Statements

    Consolidated Balance Sheets as of June 30, 1996 (Unaudited)
    and September 30, 1995...............................................    3

    Consolidated Statements of Operations for the Three and Nine Months
    Ended June 30, 1996 and 1995 (Unaudited).............................    4

    Consolidated Statements of Cash Flows for the Nine Months
    Ended June 30, 1996 and 1995 (Unaudited).............................    5

    Notes to Consolidated Financial Statements...........................    6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................   24

PART 2.    Other Information
- ------

Item 1.    Legal Proceedings.............................................   31
Item 2.    Changes in Securities.........................................   31
Item 3.    Defaults Upon Senior Securities...............................   31
Item 4.    Submission of Matters to a Vote of Security Holders...........   31
Item 5.    Other Information.............................................   31
Item 6.    Exhibits and Reports on Form 8-K..............................   31

Signatures...............................................................   32

                       CRAIG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                             June 30,           September 30,
                                                               1996                  1995
                                                    --------------------------  --------------
ASSETS                                                         (In thousands of dollars)
- --------------------------------------------------

CURRENT ASSETS
Cash and cash equivalents                                 $ 56,550              $ 21,059
Receivables from affiliates                                  2,234                   247
Other current assets                                         2,466                    76
                                                          --------              --------
         Total current assets                               61,250                21,382
Investments in affiliates                                   79,372                60,171
Other investments                                            2,226                    --
Property and equipment, net                                 18,132                   915
Other assets                                                 1,673                    --
Intangible assets:
 Beneficial leases                                          15,081                    --
 Excess of cost over net assets acquired                     1,177                 2,201
                                                          --------              --------

         Total assets                                     $178,911              $ 84,669
                                                          ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- --------------------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                     $  5,323              $    692
Land contract payable                                        3,327                    --
                                                          --------              --------
         Total current liabilities                           8,650                   692

Other long-term liabilities                                  2,538                    56
Option to sell investment in affiliate                          --                14,650
Deferred gain from conversion of common
 stock of affiliate to preferred stock                       1,210                    --
Deferred tax liabilities                                    30,842                 5,380
Minority interest in equity of subsidiary                   33,109                    --

SHAREHOLDERS' EQUITY
Preferred stock, par value $.25,
 1,000,000 shares authorized, none issued                       --                    --
Class A common preference stock, par value
 $.01, 10,000,000 shares authorized,
 1,645,000 issued and outstanding                               16                    16
Class B common stock, par value $.01,
 20,000,000 shares authorized, none issued                      --                    --
Common stock, par value $.25,
 7,500,000 shares authorized, 5,444,065
 shares issued                                               1,361                 1,361
Additional paid-in capital                                  30,818                30,793
Foreign currency translation adjustment                       (114)                   --
Retained earnings                                           83,275                43,858
Cost of treasury shares, 1,229,153 and 1,154,095           (12,794)              (12,137)
                                                          --------              --------
         Total shareholders' equity                        102,562                63,891
                                                          --------              --------

Total liabilities and shareholders' equity                $178,911              $ 84,669
                                                          ========              ========

          See accompanying notes to consolidated financial statements.

                       CRAIG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                             Three Months Ended         Nine Months Ended
                                                                   June 30,                 June 30,
                                                               1996        1995         1996       1995
                                                           ----------    -----------  ---------  --------
                                                           (In thousands of dollars, except per share amounts)

Revenues:
 Theater revenues                                             $ 3,998        --         11,214        --
 Equity in earnings of affiliates                               1,433     1,353          4,942     2,471
 Dividend income from affiliates                                1,855        --          2,412        --
 Service income from affiliate                                    375       375          1,125     1,125
 Interest and other dividend income                               896       416          2,632     1,283
 Other                                                             79        --            610        --
                                                              -------    ------       --------   -------

                                                                8,636     2,144         22,935     4,879
                                                              -------    ------       --------   -------
Expenses:
 Theater costs                                                  3,320        --          9,101        --
 Depreciation and amortization                                    415        23          1,208        46
 Expenses from Australian theater
   developments                                                   402        --          1,396        --
 General and administrative expenses                            1,470       416          4,891     1,605
                                                              -------    ------       --------   -------

                                                                5,607       439         16,596     1,651
                                                              -------    ------       --------   -------
Earnings before minority interest,other
  income and income taxes                                       3,029     1,705          6,339     3,228

Minority interest                                                (630)       --           (466)       --

Gain from conversion of common stock
   interest in Stater                                           8,325        --         58,286        --
                                                              -------    ------       --------   -------

Earnings before income taxes                                   10,724     1,705         64,159     3,228

Provision for taxes                                            (3,450)     (715)       (24,742)   (1,370)
                                                              -------    ------       --------   -------

Net earnings                                                  $ 7,274    $  990       $ 39,417   $ 1,858
                                                              =======    ======       ========   =======

Earnings per common and
  common equivalent share                                       $1.25     $0.17          $6.75     $0.31
                                                              =======    ======       ========   =======

          See accompanying notes to consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Nine Months Ended
                                                                        June 30,
                                                                    1996        1995
                                                               ------------------------
                                                               (In thousands of dollars)
OPERATING ACTIVITIES
 Net Earnings                                                     $ 39,417     $ 1,858
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Gain on conversion of common stock
     investment in Stater                                          (58,286)         --
    Amortization of intangibles                                        742          50
    Undistributed earnings of affiliates                            (4,942)     (2,471)
    Depreciation                                                       496          75
    Deferred rent                                                      123          --
    Minority interest                                                  466          --
    Provision for deferred income taxes                             24,592       1,370
     Changes in operating assets and liabilities
      net of effects of consolidating Reading:
     (Increase) decrease in other current assets                    (1,124)       (154)
     (Increase) decrease in other assets                              (705)        (10)
     (Decrease) increase in liabilities                              1,061        (151)
                                                                  --------     -------
 Net cash provided by (used in) operating activities                 1,840         567

INVESTING ACTIVITIES
 Acquisition of stock of equity affiliate                           (1,281)       (287)
 Other investments                                                    (410)         --
 Purchase of stock investment                                           --        (442)
 Proceeds from payoff of notes receivable                               --         950
 Sale of stock investment                                               --         457
 Cash acquired as a result of consolidation of Reading
   ($46,644), net of acquisition costs                              44,891          --
 Purchase of judgement                                              (1,285)         --
 Investment in Australian land acquisitions                         (8,051)         --
 Purchase of property and equipment                                 (1,942)         --
                                                                  --------     -------
 Net cash provided by (used in) investing activities                31,922         678

FINANCING ACTIVITIES
 Short-term debt incurred for land purchase                          3,326          --
 Common stock repurchase                                            (1,343)       (823)
 Payment of debt financing costs                                      (254)         --
                                                                  --------     -------

 Net cash provided by (used in) financing activities                 1,729        (823)

Increase (decrease) in cash and cash
  equivalents                                                       35,491         422
Cash and cash equivalents at beginning
 of period                                                          21,059      21,205
                                                                  --------     -------
Cash and cash equivalents at end
 of period                                                        $ 56,550     $21,627
                                                                  ========     =======

SUPPLEMENTAL DISCLOSURES:

During the nine months ended June 30, 1996 the Company (1) purchased 67,000 shares of Reading Common Stock in exchange for 66,042 shares of the Company Common Stock and (2) exchanged its common stock interest in Stater with a net book value of approximately $9,000,000 for Stater Preferred Stock with a stated redemption value of $69,365,000.

          See accompanying notes to consolidated financial statements.

                       CRAIG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ---------------------------------------------------

Basis of Presentation and Principle of Consolidation
- ----------------------------------------------------

The consolidated financial statements include the accounts of Craig Corporation, its wholly owned subsidiaries ("Craig") and its majority-owned subsidiaries (the "Company"). Such majority owned subsidiaries include Reading Company ("RC" and together with its subsidiaries "Reading") and Reading International Cinemas LLC ("Reading International"). All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest in equity of subsidiary reflects the minority stockholders' proportionate share of Reading. Certain amounts in previously issued financial statements have been reclassified to conform with current classifications.

Common stock investments in affiliates in which the Company holds a 20 to 50% percent ownership interest are accounted for using the equity method (Note 2).

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of June 30, 1996 and September 30, 1995, and the results of operations and its cash flows for the three and nine month periods ended June 30, 1996 and 1995. The results of operations for the three and nine month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results of operations to be expected for the entire year.

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

Cash and Cash Equivalents
- -------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, and consist primarily of short-term money market instruments and federal agency securities.

                       CRAIG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)


Use of Estimates
- ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.
Actual results may differ from those estimates.

Earnings Per Share
- ------------------

Earnings per share is based on 5,818,630 and 5,934,970, the weighted average number of shares of common stock outstanding during the three months ended June 30, 1996 and 1995, and 5,837,898 and 5,974,970 shares during the nine months ended June 30, 1996 and 1995, respectively. Common stock equivalents (stock options) have been excluded from the computations because the effect on such computation was not significant or was anti-dilutive in the periods reported.

Property and Equipment
- ----------------------

Property and equipment is carried at cost. Depreciation of buildings, capitalized premises lease, leasehold improvements and equipment is recorded on a straight line basis over the estimated lives of the assets or, if the assets are leased, the remaining lease term, whichever is shorter. Included in property and equipment at June 30, 1996 is approximately $7.9 million of capitalized land and development costs purchased in connection with the Company's investment in Reading International (Note 3).

Excess of cost over net assets acquired
- ---------------------------------------

The excess of cost over net assets acquired is amortized using the straight line method over 40 years. Accumulated amortization at June 30, 1996 and September 30, 1995 was approximately $625,000 and $585,000 respectively. During the nine months ended June 30, 1996, excess of cost over net assets acquired decreased as a result of accounting for additional purchases of common stock of Reading.

Intangible assets - Beneficial leases
- -------------------------------------

Intangible assets include beneficial theater leases used in Cine Vista's operations calculated by computing the present value of the excess of market rental rates over the rental rents in effect under Cine Vista leases. Such allocated amount is being amortized on a straight-line basis over the remaining terms of the leases which approximates 17 years.

Translation of Non-U.S. Currency Amounts
- ----------------------------------------

The financial statements and transactions of Reading International's Australian operations are maintained in their functional currency (Australian dollars) and translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Assets and liabilities are translated at exchange rates in effect

                       CRAIG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)


at the balance sheet date and shareholders' equity is translated at historical exchange rates. Revenues and expenses are translated at the average exchange rate for the period. Translation adjustments are a separate part of shareholders' equity.


NOTE 2 - ACQUISITION OF READING COMPANY
- ---------------------------------------


During the nine months ended June 30, 1996, Craig increased its ownership in Reading from 2,367,976 shares (47.6%) at September 30, 1995 to 2,452,526 shares (52.5%) at June 30, 1996 through the purchase of an additional 242,850 shares at a cost of approximately $1,752,000 and through the issuance of the 66,042 shares of Craig's Common Stock. On May 17, 1996, Craig entered into an agreement with the Chairman of the Board, James J. Cotter, to exchange 67,000 shares of Reading Class A Common Stock held by Mr. Cotter in exchange for 66,042 of Craig's Common Stock. The market price of the Reading Class A Common Stock as of the date of transfer was $10.625. As a result of increasing its ownership in Reading to greater than 50% in May 1996, the Company now reports its ownership interest in Reading on a consolidated basis and therefore, the assets and liabilities of Reading are recorded in the Company's consolidated financial statements at June
30, 1996.   The acquisition of such shares was accounted for in accordance with purchase accounting with the fair value of the assets and liabilities as reported by Reading approximating book value. In accordance with the provisions of Accounting Research Bulletin 51, "Consolidated Financial Statements" the Company has reflected the purchase of Reading in the Consolidated Statements of Operations as though it had been acquired at the beginning of the year or October 1, 1995. Minority interest represents that portion of Reading's financial results of operations that is not owned by the Company. The Company's 47.6% interest in Reading at September 30, 1995 is included in the Balance Sheet as Investment in affiliates, amounting to approximately $32.725 million (Note
4).

Reading is traded on the NASDAQ under the symbol RDGCA. Reading is currently involved in conventional multiplex cinema exhibition in Puerto Rico through its Cine Vista Cinemas chain, is scheduled to close in the immediate future the acquisition of the Angelika Film Center in New York (a specialty art multiplex cinema and cafe complex), and is working with Craig through their 50% each membership interests in Reading International Cinemas LLC, to develop a new chain of multiplex cinemas in Australia. Summarized financial information as reported by Reading at June 30, 1996 (which are included, after elimination of intercompany accounts, in the consolidated financial statements of the Company) and September 30, 1995 follows:

                       CRAIG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)


                                                     June 30,  Sept. 30,
                                                       1996      1995
                                                     --------  ---------
                                                       (In thousands)
    CONDENSED BALANCE SHEET
      Cash and cash equivalents                       $32,431   $47,469
      Other current assets                              1,861     2,794
      Equity investment in Citadel                      4,757        --
      Other investments                                 2,041     1,771
      Property and equipment                            9,125     7,118
      Intangible assets                                15,081    15,770
      Investment and advances
        in Reading International                       13,174       145
      Other assets                                      1,607     1,966
      Current liabilities                               4,531     3,596
      Note payable to Company                           3,325        --
      Other long-term liabilities                       2,518     2,907
      Shareholders' common equity                      69,703    68,759

On March 29, 1996, Craig sold to Reading its common stock investment in Citadel Holding Corporation ("CHC" and together with its subsidiaries "Citadel") for an aggregate purchase price of $3,324,505, which was paid in the form of a five year unsecured promissory note, which note was paid in full on July 29, 1996. In addition, Craig sold to Reading for an option fee of $50,000, a one year option to acquire at fair market value, as determined by an investment banker selected by the parties, the 1,329,114 shares of CHC 3% Cumulative Voting Convertible Preferred Stock, stated value $3.95 per share, owned by the Company and a warrant to acquire 666,000 shares of CHC Common Stock at $3.00 per share.

CONDENSED STATEMENT OF INCOME

                                 Three Months Ended  Nine Months Ended
                                           June 30,            June 30,
                                   1996      1995      1996      1995
                                 --------  --------  --------  --------
                                   (In thousands)      (In thousands)
Revenue:
  Theater                          $3,998    $3,427   $11,214   $ 9,790
  Equity earnings in Citadel        1,433        --     1,433        --
  Other                               570     1,134     2,334     2,433
                                   ------    ------   -------   -------
Total revenue                       6,001     4,561    14,981    12,223
Theater costs                       3,075     2,739     8,880     7,795
Depreciation and amortization         386       341     1,120     1,091
Equity losses from Reading
  International                        52        --       552        --
General and administrative            917     1,066     3,135     3,149
                                   ------    ------   -------   -------
Earnings before
  income taxes                      1,326       415     1,074       188
Income taxes                           13        14        71       155
                                   ------    ------   -------   -------
Net earnings                       $1,313    $  401   $ 1,003   $    33
                                   ------    ------   -------   -------

                       CRAIG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)

Included in the revenues for the three and nine months ended June 30, 1996 is $1.433 million recorded as equity in earnings in Citadel which represents Reading's 26% pro-rata portion of Citadel's earnings. See Note 3, page 15 for further disclosure regarding Citadel's operating results for such periods.

NOTE 3 - READING INTERNATIONAL CINEMAS LLC ("READING INTERNATIONAL")
- ---------------------------------------------------------------------


In November 1995, the Company and Reading, formed Reading International Cinemas LLC ("Reading International") to develop and operate multiplex cinemas in Australia. Reading International is owned in equal shares by Craig and Reading. Due to the Craig's greater than 50% direct interest in Reading, it consolidates the accounts of Reading, which results in the consolidation of Reading International.

On March 29, 1996, Craig and Reading entered into a capital funding agreement (the "Capital Funding Agreement") with respect to Reading International pursuant to which the parties agreed to increase the capital committed by Craig and Reading from $10 million to $103 million through the combination of cash contributions and secured capital funding undertakings. As of June 30, 1996, the Company and Reading have made cash contributions to Reading International approximating $27,856 million and have undertaken to contribute up to an additional $37.5 million each for an aggregate commitment of $75 million on an as needed basis. Craig's commitment is secured by Craig's Stater Bros. Holdings Inc. Series B Preferred Stock, par value $100 per share (the "SBH Preferred Stock") and the commitment of Reading is secured by certain assets of Reading.

A wholly owned subsidiary of Reading International has retained the services of several executive employees in Australia who provide management services with respect to such Australian operations on a full time basis or substantially full time basis. Included in the statements of operations for the three and nine month periods ended June 30, 1996, as expenses from Australian theater development, is approximately $402,000 and $1,396,000 of administrative and development costs incurred with respect to the operations of Reading International. Reading International has no current revenues and is currently entirely developmental in nature.

As of June 30, 1996, Reading International's assets amounted to approximately $30,393,000 including cash of approximately $21.1 million. In addition, Reading International's noncurrent assets at June 30, 1996 amounted to approximately $8.1 million and are comprised principally of two contiguous parcels of land (and related development costs), and refundable property and lease deposits.
One of the parcels was purchased pursuant to a real estate purchase contract with the seller which provided for installment payments, including approximately $3.3 million due on December 20, 1996, which is reflected as "Land contract payable" on the balance sheet at March 31, 1996. Reading International is in negotiations with several developers and landlords with respect to other potential locations.

                       CRAIG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)

NOTE 4 - INVESTMENTS IN AFFILIATES
- ----------------------------------


The Company's investments in affiliates at June 30, 1996 and September 30, 1995 consist of the following:

                                                 June 30,   Sept. 30,
                                                   1996       1995
                                               -----------  ---------
                                                   (In thousands)
Common stock:
Stater Bros. Holdings Inc. ("SBH")                $     --   $20,160
Reading Company ("RC")                                  --    32,725
Citadel Holding Corporation ("CHC")                  4,757     2,036
                                                   -------   -------
                                                     4,757    54,921
                                                   -------   -------
Preferred Stock:

Stater Bros. Holdings Inc.                          69,365        --
Citadel Holding Corporation                          5,250     5,250
                                                   -------   -------
                                                    74,615     5,250
                                                   -------   -------

Total investments in affiliates                    $79,372   $60,171
                                                   -------   -------

SBH
- ---

Prior to March 8, 1996, the Company held a 50% common stock interest (48% voting interest) in Stater Bros. Holdings Inc. ("SBH" and collectively with its operating subsidiaries, "Stater"). The remaining 50% interest (52% voting interest) in Stater was owned by La Cadena Investments ("La Cadena"), a general partnership consisting of key management executives of Stater. In March 1994, the Company entered into a series of restructuring agreements, whereby the Company received, among other things, a $14.65 million option payment from SBH which provided Stater with the option to acquire all, but not less than all, of the Company's interest in Stater. The option had an initial term of two years (March 8, 1996), but could be extended for ten additional years if Stater converted the Company's common stock interest in SBH to preferred stock prior to March 8, 1996.

Effective March 8, 1996, SBH exercised its right to convert all the Company's common stock in SBH into 693,650 shares of SBH's Series B Preferred Stock, stated value $100 per share (the "SBH Preferred Stock"). The SBH Preferred Stock has a liquidation preference and redemption value of $69.365 million and a cumulative dividend preference beginning at 10.5%, increasing to 12% after 78 months, and further increasing every twelve months thereafter by an additional 1%, to a terminal cumulative dividend rate of 15%. Included in dividend income from affiliates for the three and nine months ended June 30, 1996, is approximately $ 1,816,000 and $2,295,000, respectively earned from the date of issuance of the SBH Preferred Stock on March 8, 1996 through June 30, 1996. Dividends are paid

                       CRAIG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)

quarterly in arrears. The payment of dividends by SBH to the Company is restricted subject to various financial covenants in the Stater credit agreements. The SBH Preferred Stock entitles the Company to (1) elect one director of SBH, (2) vote 20% of the total number of votes, and (3) elect a majority of the Board of Directors of SBH if two or more quarterly preferred stock dividends remain unpaid. Pursuant to the option terms, SBH has a transferable right to redeem the SBH Preferred Stock at any time prior to March 2006. If not redeemed by SBH, prior to March 2006, the Company has the right to have the SBH Preferred Stock redeemed at any time following March 8, 2009.

Upon the conversion by SBH in March 1996 of the Company's common stock interest to redeemable preferred stock, the Company discontinued the use of the equity method of accounting for its investment in Stater. Prior to the preferred stock conversion, the net book value of Stater amounted to approximately $20.3 million and the carrying value of the Company's 50% common stock interest, net of the $14.65 million option proceeds received in 1994 and reflected on the balance sheet at September 30, 1995 as "Option to sell investment in affiliate", amounted to approximately $9 million. As of June 30, 1996, the Company has recorded approximately $58.286 million of the difference between the $69.365 million stated value of the SBH Preferred Stock and the Company's net carrying value of its previous common stock investment ($9 million) at the time of the conversion as "Gain from conversion of common stock interest in Stater". The Company's investment in Stater is not held for sale. The ultimate value of the SBH Preferred Stock is based upon various market factors including, but not limited to, Stater's operating performance, Stater's existing senior debt covenants, interest rates, the SBH Preferred Stock provisions, and the likelihood of redemption, from time to time, by Stater. After the Company's consideration of these factors, the Company recognized a gain of approximately $49.96 million as of the quarter ended March 31, 1996. An additional gain of approximately $8.325 million was recognized in the third quarter ending June 30, 1996 based upon further consultation with investment advisors and continued analysis of these factors. As of June 30, 1996, the Company has deferred approximately $2.08 million of the gain from the conversion by Stater of the Company's common stock interest to SBH Preferred Stock. Such deferred gain, net of deferred taxes provided, is reflected in the balance sheet as "Deferred gain from conversion of common stock of affiliate to preferred stock" in the amount of approximately $1.210 million.

Effective March 8, 1994, the Company entered into a consulting agreement with SBH pursuant to which the Company has agreed, among other things, to render consulting services for a five year period, for an annual fee of $1.5 million, payable quarterly. Included in service income for the both the three and nine months ended June 30, 1996 and 1995 is $375,000 and $1,125,000 earned pursuant to this agreement.

Stater files required periodic reports with the Securities and Exchange
Commission (SEC).   Summarized financial information of Stater is as follows:

                       CRAIG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)


                                              June 23,   September 24,
                                                1996         1995
                                             --------------------------
                                                    (In thousands)
CONDENSED BALANCE SHEET
 Current assets                               $  186,867     $  158,647
 Property, plant and equipment, net              107,859        118,627
 Other assets                                     33,820         36,808
 Current liabilities                             116,907        113,633
 Long-term debt                                  172,293        173,099
 Other liabilities                                15,600         13,772
 Redeemable preferred stock                       69,365             --
 Shareholders' common equity                     (45,619         13,578

CONDENSED STATEMENT OF INCOME
                                        Thirty-Nine Weeks Ended
                                       -------------------------
                                        June 23,       June 25,
                                          1996           1995
                                       ----------     ----------
                                            (In thousands)
                                       -------------------------

 Revenues                              $1,244,312     $1,177,288
 Cost of goods sold                       959,246        914,424
                                       ----------     ----------
 Gross profit                             285,066        262,864
 General and administrative               239,252        229,167
 Depreciation and amortization              9,220          8,622
 Consulting costs                           1,125          1,125
                                       ----------     ----------
 Income from operations                    35,469         23,950
 Interest expense, net                     13,634         14,619
 Other (income) loss                        1,122            473
 Income taxes                               8,390          3,543
                                       ----------     ----------
 Net income                            $   12,323     $    5,315
                                       ==========     ==========

Prior to SBH's exercise of its option to convert the Company's common stock to SBH Preferred Stock in March 1996, the Company included in equity earnings of affiliates the Company's share of SBH's operating results amounting to $1,165,000 for the three months ended June 30, 1995 and $3,489,000 and $1,742,000 for the nine months ended June 30, 1996 and 1995, respectively.

Citadel
- -------

As of June 30, 1996 and September 30, 1995, the Company's investment in CHC is as follows (in thousands):

                                               June 30,   September 30,
                                                 1996         1995
                                               -------    ------------

   Common stock                                 $ 4,757     $2,036
   3% Cumulative Convertible Preferred Stock      5,250      5,250
                                                -------     ------
                                                $10,007     $7,286
                                                =======     ======

                       CRAIG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)

During the nine months ended June 30, 1996, the Company increased its common stock ownership in CHC from 993,112 shares (16.5%) at September 30, 1995 to 1,564,473 shares (26%) through the purchase of an additional 571,361 shares at a cost of approximately $1,281,000. In addition, the Company owns 1,329,114 shares of CHC 3% Cumulative Voting Convertible Preferred Stock (the "CHC Preferred Stock") with a stated value of $5,250,000. The Company also holds a warrant, exercisable at $3.00 per share, to purchase an additional 666,000 shares of CHC Common Stock (the "Warrant"). In March 1996, Craig sold to Reading its common stock interest in CHC and an option to purchase its CHC Preferred Stock and, under certain circumstances, the Warrant.

The CHC Preferred Stock represents approximately 18.1% of the voting power of CHC and together with the common shares owned by Reading, represent approximately 39.5% of the voting power of CHC as of June 30, 1996. Assuming full exercise of the Warrant, the Company together with Reading, would own approximately 44.5% of the then issued outstanding voting securities of CHC.

The CHC Preferred Stock was issued to the Company in November 1994 pursuant to a Stock Purchase Agreement and Certificate of Designation which provides, among other things, that (i) the preferred shares carry a liquidation preference equal to their stated value and bear a cumulative (noncompounded) annual dividend equal to 3% of the stated value, (ii) are convertible under certain circumstances into shares of common stock of CHC, (iii) are redeemable at the option of CHC at any time after November 1997 and (iv) are redeemable (subject to Delaware limitations upon distributions to shareholders) at the option of the Company in the event of a change of control of CHC. Subject to certain limitations, the CHC Preferred Stock is convertible into common stock of CHC at a conversion price per share equal to the market price, as defined, per share of CHC common stock, calculated as the per share stated value of $3.95 divided by the average of the closing price per share of the CHC common stock for each of the 60 days preceding the conversion. If the market price, as defined, is below $3.00 per share, CHC may redeem the CHC Preferred Stock if tendered for conversion. Except in the case of a tender by the Company at a conversion price less than $3.00 per share, CHC does not have the right to call for redemption of the CHC Preferred Stock until November 1997. CHC may redeem the CHC Preferred Stock, if tendered by the Company at an amount equal to the sum of (1) Stated Value ($3.95 per share), (2) any unpaid dividend and (3) a premium to Stated Value equal to 9% per annum during the period November 1994 to November 1998 and thereafter reducing at the rate of 1% per year. The market price calculated in accordance with the terms of Preferred Stock provisions approximated $2.39 at June 30, 1996, which price, would result in the Preferred Stock converting into approximately 2,247,997 shares, resulting in an increase in the Company's voting ownership in Citadel to 46.2% at June 30, 1996, or 50.2% assuming, in addition, the exercise of the Warrant.

For financial statement purposes, the Company carries its Citadel Preferred Stock investment at cost amounting to $5.25 million. Dividends earned and included in dividend and interest income for both the three months ended June 30, 1996 and 1995 amounted to $39,375, and for the nine months ended June 30, 1996 and 1995 amounted to $118,125 and $101,500, respectively.

Included in equity earnings of affiliates is the Company's ownership portion of Citadel's operating results, less preferred stock dividends, amounting to earnings of $1,433,000 and $1,453,000 for the three and nine months ended June

                       CRAIG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)

30, 1996, respectively and $0 and a loss of $451,000 for the three months and nine months ended June 30, 1995, respectively.

Citadel's fiscal year is December 31. Summarized financial information of Citadel as of June 30, 1996 and December 31, 1995 and for the three and six months ended June 30, 1996 and 1995 follows:


                                      June 30, December 31,
                                        1996       1995
                                     -----------------------
                                         (In thousands)

Cash                                   $19,168    $16,291
Properties held for sale                   400      7,942
Rental properties                       14,508     14,251
Other assets                             1,312      1,331
Mortgage liabilities                    10,372     16,186
Deferred proceeds                           --      4,000
Other liabilities                        1,629      1,909
Stockholders' equity                    23,387     17,720


                                       Three Months Ended    Six Months Ended
                                             June 30,            June 30,
                                          1996       1995      1996      1995
                                       --------------------------------------
                                                 (In thousands)
Rental and other income                $ 1,572    $ 1,432   $ 3,312   $ 2,545
Operating expenses                        (754)      (617)   (1,514)   (1,162)
Depreciation                               (99)       (83)     (221)     (183)
Interest expense                          (396)      (323)     (794)     (561)
General and administrative                (255)      (339)     (472)     (764)
Gain on sale of property                 1,473         --     1,473     1,541
Gain related to Fidelity
 Investment                              4,000        (39)    4,000       (39)
                                       -------    -------   -------   -------
Net earnings                           $ 5,541    $    31   $ 5,784   $ 1,377
                                       -------    -------   -------   -------



Included in Citadel's net earnings for the three months and six months ended June 30, 1996 is (1) approximately 1,473,000 from the sale of an apartment property and (2) non-recurring income amounting to $4 million resulting from the recognition for financial statement purposes of previously deferred proceeds from the bulk sale of loans and properties by Citadel's previously owned subsidiary, Fidelity Federal Bank (Fidelity). At the time of the bulk sale in 1994 by Fidelity, Citadel agreed to indemnify Fidelity, up to $4 million, with respect to certain losses that might have been incurred by Fidelity in the event of a breach by Fidelity of certain environmental and structural representations made by Fidelity to the purchaser of such loans and properties. Fidelity has reached settlement with the purchaser regarding such bulk sale claims and has agreed to release Citadel from the indemnity given to Fidelity.

                       CRAIG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)


NOTE 5 - OTHER INVESTMENTS
- --------------------------

Included in other investments is a judgement in the amount of $1.285 million acquired by Reading from a major bank (the "Angelika Judgement") encumbering, among other things, a controlling interest in Angelika Film Centers, Inc. ("AFCI") which has as its principal asset a Manhattan, New York multiplex theater (the "Angelika"). The judgement was acquired as part of Reading's plan to acquire, in conjunction with Manhattan-based City Cinemas Corporation ("City Cinemas") (owned indirectly in equal parts by James J. Cotter, Chairman of Reading and Craig, and Mr. Michael Forman, a beneficial stockholder of Craig) a controlling interest in the Angelika. In July 1996, Reading and AFCI entered into an asset and purchase agreement under which terms Reading will acquire for approximately $10.582 million an 83.3% interest in the Angelika. Reading will acquire these assets with a combination of cash, a fully collateralized promissory note to the sellers and by receiving a credit for the Angelika judgement together with an interest rate equal to 9%. The remaining ownership interest in Angelika will be acquired by Sutton Hill Associates, a California General Partnership ("Sutton Hill"), an affiliate of City Cinemas which operates an additional 20 screens in seven cinemas in New York City. Reading and Sutton Hill have formed a Delaware limited liability company, Angelika Film Centers, LLC ("AFC"), to hold their interest in Angelika. Settlement of this transaction is expected to occur in August 1996.

AFC will be managed by City Cinemas pursuant to the terms of a management agreement (the "Management Agreement"). The Management Agreement provides for City Cinemas to manage the Angelika for a minimum fee of $125,000 plus an incentive fee equal to 50% of annual cash flow (as defined in the Management Agreement) over $2 million, provided however that the maximum fee (minimum fee plus incentive fee) may not exceed 5% of the Angelika revenues.

For accounting purposes, the acquisition will be accounted for under the purchase method and, accordingly, the operating results of the Angelika will be included in the Consolidated Statements of Operations beginning with the date of settlement.


NOTE 6 - LONG-TERM DEBT
- -----------------------


In 1995, Cine Vista, a wholly owned subsidiary of Reading, entered into a $15 million eight year revolving credit agreement (the "Credit Agreement") with a bank. Under the terms of the Credit Agreement, Cine Vista may borrow up to $15 million to repay Cine Vista acquisition loans, which are loans payable to a wholly-owned subsidiary of Reading and fund certain new theater development expenditures. During the initial 30 months of the Credit Agreement, Cine Vista may borrow and repay amounts outstanding under the Credit Agreement. Any amounts outstanding during the initial term would be payable in increasing quarterly

                       CRAIG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)

installments over the balance of the loan term. At June 30, 1996, no amounts were outstanding under this agreement.


NOTE 7 - TAXES ON INCOME
- ------------------------


Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At June 30, 1996 and September 30, 1995, the deferred tax liability components consisted of the following:

                                    June 30,   September 30,
                                      1996          1995
                                    ---------  --------------
                                       (In thousands)
Deferred tax liabilities:
 Book gains from preferred stock
  investment, not realized
  for tax                             34,200
 Other                                 7,032          13,742
                                    --------         -------
  Total deferred tax liabilities      41,232          13,742
                                    --------         -------
Deferred tax assets:
 Capital loss carryforward from
  sale of equity securities           (7,680)             --
 Unrealized capital loss from
  writedown of equity securities          --          (7,680)
 Federal benefit of state taxes       (2,480)           (450)
 Other                                  (230)           (232)
                                    --------         -------
  Total deferred tax assets          (10,390)         (8,362)
                                    --------         -------
Net Deferred tax liabilities        $ 30,842         $ 5,380
                                    --------         -------

As of June 30, 1996, the reported deferred tax assets are expected to be realized as an offset against reversing temporary differences which create net future tax liabilities.

The provision for taxes on income differs from the amounts computed by applying the Federal income tax rate of 34% in 1996 to earnings before income taxes principally due to (1) state income taxes provided, net of federal income tax benefit, (2) dividend income exclusion and (3) losses incurred from the Company's foreign subsidiary operations, upon which no U.S income tax benefit is currently realizable.

                       CRAIG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)

NOTE 8 - COMMON AND CLASS A COMMON PREFERENCE STOCK
- ---------------------------------------------------


During the nine months ended June 30, 1996, Craig repurchased 118,100 shares of common stock and 23,000 shares of Class A common preference stock at a purchase price of approximately $1,343,000. As described in Note 2, on May 17, 1996, Craig agreed to purchase 67,000 shares of Reading Common Stock from James J. Cotter in exchange for 66,042 shares of its Common Stock. Under the terms of the agreement, Mr. Cotter granted to Craig, for a two-year period, the right of first refusal to acquire the 66,042 shares of Craig's Common Stock at a price of $9.00 per share in the event that Mr. Cotter determines to sell, assign or convey any interest in such shares. Issuance of these shares has been recorded based on the closing price of Reading stock on May 17, 1996, or $10.625 per share, as an increase to treasury stock and paid in capital.

Subsequent to June 30, 1996, Craig repurchased 475,000 of the 950,000 shares of its Common Stock owned by certain funds managed by Southeastern Asset Management, Inc. ("Southeastern") at a purchase price of $6.95 million, or approximately $14.6315 per share. In addition, in order to mitigate any possible adverse effect with respect to the utilization of Reading's net operating loss carryforward, which might result from the disposition of the remaining 475,000 shares of Common Stock to a single purchaser, Southeastern has agreed for a period of time not to sell more than 237,500 of its remaining shares to any single entity or individual.


NOTE 9 - LEASES
- ---------------

Cine Vista conducts all of its operations in leased premises. The leases relate to motion picture theaters with remaining terms of approximately 7 to 26 years with certain leases containing options to extend the leases for an additional 30 years. The minimum remaining lease term, inclusive of any renewal options, for any of the Cine Vista theaters is approximately 17 years. Certain theater leases provide for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum. Substantially all of the leases require the payment of property taxes, insurance and other costs applicable to property. With the exception of one capital lease, all leases are accounted for as operating leases. Cine Vista determines annual base rent expense by amortizing total minimum lease obligations on a straight line basis over the lease terms.

Cine Vista's future minimum lease payments, by year and in the aggregate, under non-cancelable operating leases and the capital lease consist of the following at June 30, 1996:

                       CRAIG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)



                                      Capital   Operating
                                       Lease      Lease
                                      --------  ---------
                                        (In thousands)
 1997                               $    95       $ 1,315
 1998                                    95         1,301
 1999                                    95         1,426
 2000                                    95         1,401
 2001                                    95         1,401
 Thereafter                             1,211      13,826
                                      -------   ---------
 Net minimum lease payments             1,686     $20,670
                                                ---------
 Less amount representing interest     (1,163)
                                      -------
 Present value of minimum lease
   payments under capital lease       $   523
                                      -------

In June 1995, Cine Vista entered into a lease agreement for a new six-plex motion picture theater. The lease provides for a 20-year term with an average annual base rent of approximately $185,000, with options to extend the lease up to an additional 10 years. The lease will be effective after completion of construction of the new theater. Cine Vista is responsible for certain construction costs of the theater, which are presently estimated to total approximately $1.2 million. Completion of construction and commencement of theater operations is scheduled to occur in 1996.

A landlord of Cine Vista has alleged that Cine Vista underpaid rent by approximately $587,000 for the thirty-six month period ended June 30, 1996.
Cine Vista is finalizing a settlement of this claim under which Cine Vista will pay approximately $130,000 and the former owner of Cine Vista will pay approximately $220,000. Provision for the expected settlement has been provided by the Company during the nine months ended June 30, 1996.

Craig entered into a 50/50 joint venture and committed to invest up to approximately $500,000 in a newly formed company, Hope Street Hospitality LLC, established to develop a retail store/restaurant specializing in woodfire baked goods. As of June 30, 1996, the Company has contributed approximately $410,000 to this development project which included in other investments at June 30, 1996, net of development expenses amounting to $175,000. In addition, the Company has signed as a corporate guarantor, the facility lease obtained by Hope Street Hospitality LLC. The lease commenced on March 1, 1996, the terms of which included a prepayment of approximately $150,000 and annual minimum payments of $102,540, to be paid monthly for 10 years. In addition to the base rent which is to be adjusted for annual increase in CPI, the lessor will receive a percentage of gross monthly sales in excess of certain minimums. The lease provides the lessor with a one-time option to cancel the lease at the end of the third year for approximately $45,000.

                       CRAIG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)

NOTE 10 - COMMITMENTS AND CONTINGENCIES
- ---------------------------------------


Reading Company and subsidiaries
- --------------------------------

     Historical Railroad Operations
     ------------------------------

     Reading Company is a defendant in various personal injury legal actions relating to its railroad operations prior to reorganization and has insurance coverage relating to such actions. In accordance with the provisions of a 1990 settlement agreement (the "Settlement Agreement") with its insurance carriers, Reading receives quarterly reimbursement for certain personal injury legal actions. Three participants in the insurance settlement are insolvent. Unreimbursed claims insured by these insolvent companies totaled $64,000 from 1992 through June 30, 1996 and the Company believes that it may be entitled to reimbursement of such amounts from the other parties to the agreement and may request an arbitration hearing on such matters. Based on the backlog of pending personal injury cases and Reading's experience in settling such cases, a reserve of $146,000 has been recorded reflecting the potential effect of such insolvencies on future reimbursement if no recovery is received from either the insolvent carriers or the other parties of the Settlement Agreement. The reserve associated with such insolvencies may increase if additional claims are filed; however, the Company does not believe that such amount will be material.

     Environmental
     -------------

     Reading and a wholly owned subsidiary, Reading Transportation Company ("RTC"), have each been advised by the Environmental Protection Agency ("EPA") that they are potentially responsible parties ("PRPs) under environmental laws including Federal Superfund legislation ("Superfund") against 34 PRPs requiring, among other things, that the named parties be required to incinerate materials at the site pursuant to a June 30, 1989 Record of Decision ("ROD"). The ROD estimated that the incineration would cost approximately $53 million. Thirty-six PRPs were also named in a civil action brought by the United States Government which seeks to recover alleged costs incurred at the site by the United States of approximately $22 million. Reading and RTC have each been named in a third party action instituted by a majority of the 36 PRPs sued by the United States. The actions instituted against Reading and approximately 300 PRPs seek to have the parties contribute to reimbursement for past costs and any costs associated with further remediation of the site.

In September 1995, the federal district court judge who presided over Reading's reorganization ruled that all liability asserted against Reading relating to the site was discharged pursuant to the consummation order issued in conjunction with Reading's plan of reorganization on December 31, 1980. The United States Department of Justice and a named defendant in the above described Administrative Order have appealed the decision and the appeal was heard in July 1996. The

                       CRAIG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)

judge's decision did not affect the potential liability of RTC for the site. However, RTC has no assets and therefore cannot fund a settlement or judgement relating to this matter and the Company believes that the potential liability of RTC, if any, is not in excess of $300,000. Based upon the appeal and possible alternative attempts by the PRPs to obtain Reading's participation in funding for this site as well as the existence of other environmental matters set forth below, the Company has included on its balance sheet at June 30, 1996, in other long-term liabilities, a liability for environmental claims of approximately $1.2 million.

Reading is a party to a consent decree relating to a Superfund site located on land owned by Reading. Apart from future operation and maintenance expenses (O&M), remediation is complete. The Company believes that the amounts expended to date will be adequate to fund the O&M with respect to the site. However, if additional amounts are required, such amounts would not be material.

In 1991, Reading filed a lawsuit against the Southeastern Transportation Authority ("SEPTA"), Conrail, the City of Philadelphia, and other parties which sought to recover costs expended by Reading in conjunction with the cleanup of polychlorinated biphenyls ("PCBs") in the Reading Terminal Train Shed and a portion of the viaduct south of Vine Street. In January 1996, Reading and several parties agreed to settle this litigation by providing for Reading to receive payments totaling $2.35 million, which amount Reading anticipates receiving in 1996. The parties to the settlement also agreed to pay an amount ranging from 52% to 55% of certain future costs Reading may incur in cleaning environmental contamination on one of its other properties, the Viaduct, which Reading believes may be contaminated by PCBs resulting from former railroad operations on that property conducted by, or on behalf of, the Reading Railroad, Conrail, the City of Philadelphia or the SEPTA. Reading has advised the Environmental Protection Agency of the potential contamination. Reading has not determined the scope and extent of any such PCB contamination. However, Reading has been advised by counsel that, given the lack of regulatory attention to the Viaduct in eleven years which have elapsed since EPA was notified of the likelihood of contamination, it is unlikely that Reading will be required to decontaminate the Viaduct or incur costs related thereto.

Prior to Reading's reorganization, Reading had extensive railroad and related operations. Such operations could have contributed to environmental contamination of properties now owned by Reading, previously sold or leased by Reading, or to which Reading, prior to its reorganization, sent to waste. The ultimate extent of liabilities, if any, with respect to such matters, as well as the timing of the cash disbursements, if any, cannot be determined. However, management is of the opinion that while the ultimate liability resulting from such matters could have a material effect upon the results of operations in a given year, they will not have a material adverse impact upon the Company's financial position or liquidity.

                       CRAIG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)

NOTE 12 - SUBSEQUENT EVENT
- --------------------------


On August 12, 1996, Craig, with the approval of the Board of Directors, upon recommendation of a special committee of the independent directors of the Board of Directors, entered into a letter of intent (the "Letter of Intent") with its majority owned subsidiary, Reading and its equity affiliate, Citadel, contemplating two transactions. The first transaction is a reorganization of Reading (the "Reorganization") pursuant to a proposed Agreement and Plan of Merger (the "Merger Agreement") among Reading, Reading Entertainment, Inc., a Delaware corporation ("Reading Entertainment") which is a newly formed, wholly owned subsidiary of Reading, and Reading Merger Co. ("Merger Co.") which is a newly formed, wholly owned subsidiary of Reading Entertainment. Pursuant to the Reorganization, Reading will merge with Merger Co. and each outstanding share of Reading's Class A Common Stock and Common Stock, par value $.01 per share, will be converted into the right to receive one share of Reading Entertainment's Common Stock, par value $.001 per share, and the outstanding shares of Merger Company will be converted into shares of Common Stock of Reading. As a result, Reading will become a wholly-owned subsidiary of Reading Entertainment and the current shareholders of Reading will become shareholders of Reading Entertainment.

The second transaction (the "Stock Transaction") is a contribution of assets to Reading Entertainment by Craig and its wholly-owned subsidiary, Craig Management, Inc. ("CMI"), and by Citadel in exchange for Reading Entertainment convertible preferred and common stock and certain contractual rights.
Following consummation of the Reorganization, Reading Entertainment will issue
(i) 70,000 shares of Reading Entertainment's Series A Voting Cumulative Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred Stock") to Citadel Acquisition Corp., Inc. ("CAC"), a newly formed wholly owned subsidiary of Citadel, for cash and (ii) 550,000 shares of Reading Entertainment's Series B Voting Cumulative Convertible Preferred Stock, par value $.001 per share (the "Series B Preferred Stock" and together with the Series A Preferred Stock, the "Convertible Preferred Stock"), and 2,476,190 shares of Reading Entertainment Common Stock to Craig and CMI in exchange for certain assets now held by Craig and CMI (the "Craig Assets"). The Craig Assets consist of the 693,650 shares of the Series B Preferred Stock of SBH, Craig's 50% membership interest in Reading International and the 1,329,114 shares of CHC Preferred Stock, which assets have been valued for the transaction at $81 million. CAC will contribute cash of $7 million. Upon consummation of the transactions, Craig will hold 77.4% of the voting power of Reading Entertainment.

The Series A Preferred Stock will (i) bear a cumulative dividend of 6.5%, payable quarterly, and (ii) be convertible at any time after 18 months from issuance (or earlier upon a change of control of Reading Entertainment) into shares of Reading Entertainment Common Stock at a conversion price of $11.50 per share. The Series B Preferred Stock will (i) bear a cumulative dividend of 6.5% payable quarterly,

                       CRAIG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)

and (ii) be convertible, at any time after 18 months from issuance, into shares of Reading Entertainment Common Stock at a conversion price of $12.25 per share. Holders of each series of Convertible Preferred Stock will be entitled to 9.64 votes per share held on all matters brought to a vote of the shareholders of Reading Entertainment, voting as a single class with the holders of Reading Entertainment Common Stock.

In addition, Citadel will have the option, exercisable at any time after the closing of the Stock Transaction through a date 30 days after Reading's 1999 Form 10-K is filed, to exchange all or substantially all of its assets for Reading Entertainment Common Stock. Also, Citadel has the right to require redemption of the Series A Preferred Stock after five years from the date of issuance or earlier and if Reading fails to pay dividends on the Series A Preferred Stock for four quarters but in no event earlier than 18 months from the date of issuance, or in the event of a change of control of Reading, whenever such change of control may occur. Reading has agreed to reimburse Citadel for its out of pocket costs with respect to the Stock Transaction, up to a maximum of $280,000.

The Letter of Intent also provides, with respect to the CHC Preferred Stock owned by Craig and to be transferred to Reading Entertainment in the contemplated exchange that, except in the event of a change of control of Citadel, if such CHC Preferred Stock is not tendered for conversion by Reading Entertainment prior to the 15th day following the filing of Citadel's 1996 Form 10-K, the rights to convert will be suspended for a one year period. In addition, the current redemption premium accrual rate of 9% will be reduced to 3% from the date of the closing of the transactions forward.

The Letter of Intent is non-binding on each of the companies and consummation of the Stock Transaction and the Reorganization is subject to certain conditions, including execution of definitive agreements, approval of the stockholders of Reading, delivery of written fairness opinions from respective financial advisors and certain other standard and customary conditions. No approval of the stockholders of Craig or CHC is required for approval of the transaction contemplated by the Letter of Intent (the "Transactions"). While approval of the stockholders of Reading is required, Craig has agreed to vote its 52.5% voting interest in Reading in favor of the Transactions. Accordingly, the vote of no other RC stockholder is required for approval of the Transactions.

As the financial statements of the Company include the assets of Craig and Reading on a consolidated basis, such contemplated exchange, if consummated, is not expected to materially impact the consolidated asset values of the Company. However, the exchange will legally transfer the control of such assets from Craig to Reading, resulting in Craig's assets being comprised primarily of Reading Common Stock and Series B Preferred Stock. Accordingly, the future working capital of the Company will be principally dependent on Reading's ability to pay dividends in accordance with the terms of the Preferred Stock expected to be issued in the Stock Transaction.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Prior to March 1996, the Company's investments in Stater Bros. Holdings Inc. ("SBH" and, collectively with its subsidiaries, "Stater"), Reading Company (""RC" and collectively with its subsidiaries, "Reading") and Citadel Holding Corporation ("CHC" and collectively with its subsidiaries, "Citadel") were included in the Company's Consolidated Financial Statements on the equity method of accounting. See Notes 1, 2 and 3 of Notes to the Consolidated Financial Statements. In March and May of 1996, certain transactions occurred which resulted in the Company exchanging its common stock interests in SBH and increasing its ownership in RC and, accordingly, the Company no longer accounts for these investments utilizing the equity method of accounting. In May and June 1996, the Company increased it ownership interest in RC from less than 50% to approximately 52.5% by the purchase of an additional 158,300 shares of RC Common Stock. Consequently, the Company now reports its interest in Reading Company on a consolidated basis. Due to the changes in the Company's ownership interests in its affiliates, the presentation of the Company's financial position and results of operations have varied significantly from the presentation of its financial position and results of operations for previous periods.

   Prior to March 8, 1996, the Company held a 50% common stock interest in SBH. In March 1994, the Company entered into a series of restructuring agreements, whereby the Company received, among other things, a $14.65 million option payment from SBH which provided Stater with the option to acquire all, but not less than all, of the Company's interest in Stater. The option had an initial term of two years (March 8, 1996), but could be extended for ten additional years if Stater converted the Company's common stock interest in SBH to preferred stock prior to March 8, 1996.

   Effective March 8, 1996, SBH exercised its right to convert all the Company's common stock in SBH into 693,650 shares of SBH's Series B Preferred Stock, stated value $100 per share (the "SBH Preferred Stock"). The SBH
Preferred Stock has a liquidation preference and redemption value of $69.365 million and a cumulative dividend preference beginning at 10.5%, increasing to 12% after 78 months, and further increasing every twelve months thereafter by an additional 1%, to a terminal cumulative dividend rate of 15%. The SBH Preferred Stock, if owned by the Company, entitles the Company to (1) elect one director of Stater, (2) vote 20% of the total number of votes, and (3) elect a majority of the Board of Directors of Stater if two or more quarterly preferred stock dividends remain unpaid. Pursuant to the option terms, Stater has a transferable right to purchase the SBH Preferred Stock at any time prior to March 2006. If not purchased by Stater prior to March 2006, the Company has the right to have the SBH Preferred Stock redeemed at any time following March 8, 2009.

   Upon the conversion by SBH in March 1996 of the Company's common stock interest to redeemable preferred stock, the Company discontinued the use of the equity method of accounting for its investment in Stater. Prior to the preferred stock conversion, the carrying value of the Company's 50% common stock interest, net of the $14.65 million option proceeds received in 1994 and reflected on the balance sheet at September 30, 1995 as "Option to sell investment in affiliate," amounted to approximately $9 million. As of June 30, 1996, the Company has recorded approximately $58.286 million of the difference between the $69.365 million stated value of the SBH Preferred Stock and the Company's net carrying value of its previous common stock investment ($9 million) at the time of the conversion as "Gain from conversion of common stock interest in Stater Brothers".

   The Company's investment in Stater is not held for sale. The ultimate value of the SBH Preferred Stock is based upon various market factors including, but not limited to, Stater's operating performance, Stater's existing senior debt covenants, interest rates, the SBH Preferred Stock provisions, and the likelihood of redemption, from time to time, by Stater. After the Company's consideration of these factors, the Company recognized a gain of approximately $49.96 million as of the quarter ended March 31, 1996. An additional gain of approximately $8.325 million was recognized in the third quarter ending June 30, 1996 based upon further consultation with investment advisors and continued analysis of these factors. As of June 30, 1996, the Company has deferred approximately $2.08 million of the gain from the conversion by Stater of the Company's common stock interest to SBH Preferred Stock. Such deferred gain, net of deferred taxes provided, is reflected in the balance sheet as "Deferred gain from conversion of common stock of affiliate to preferred stock" in the amount of approximately $1.210 million.

Results of Operations
- ---------------------

   The following is a comparison of the results of operations for the three months ended June 30, 1996 ("1996 Quarter") with the three months ended June 30, 1995 ("1995 Quarter") and the nine months ended June 30, 1996 ("1996 Nine Months") and the nine months ended June 30, 1995 ("1995 Nine Months").

   The Company's net earnings for the 1996 Quarter was approximately $7.274 million or $1.25 per share, including (1) approximately $1.433 million representing the Company's pro-rata share of equity earnings of its affiliate Citadel and (2) recognition of a portion of the deferred gain on the conversion of the Company's common stock interest in SBH to preferred stock described above, amounting to approximately $5.025 million net of income taxes provided, as compared with net earnings of $.990 million or $0.17 per share for the 1995 Quarter. The net earnings for the 1996 Nine Months was approximately $39.417 million or $6.75 per share, as compared to $1.858 million or $0.31 per share for the 1995 Nine Months. The 1996 Nine Months include a gain on the conversion of the Company's common stock interest in SBH to preferred stock amounting to approximately $34.9 million, net of income taxes provided.

   Earnings before income taxes for the 1996 Quarter and 1995 Quarter amounted to approximately $10.724 million and $1.705 million, respectively, and earnings before income taxes amounted to $64.159 million and $3.228 million for the 1996 Nine Months and 1995 Nine Months, respectively. Included in the 1996 Quarter and 1996 Nine Months earnings before income taxes is other income of approximately $8.325 million and $58.286 million, respectively, reported as gain from conversion of the Company's common stock interest in Stater to SBH Preferred Stock.

Service Income
- --------------

   Effective March 8, 1994, the Company entered into a consulting agreement with SBH pursuant to which the Company has agreed, among other things, to render consulting services for a five year period, for an annual fee of $1.5 million, payable quarterly. Included in service income for both the 1996 and 1995 Quarter is $375,000 and for both the 1996 and 1995 Nine Months is $1,125,000, earned pursuant to this agreement.

Equity in earnings of affiliates
- --------------------------------

   As described above, in March 1996, the Company's common stock interests in SBH was exchanged for preferred stock and in May 1996 the Company increased its ownership in RC to greater than 50%. As a result of increasing its ownership in RC to greater than 50%, the Company now reports its ownership in Reading on a consolidated basis and therefore the assets and liabilities of RC are recorded in the Company's consolidated balance sheet and the revenues and expenses are recorded in the Company's Statement of Operations as of and for the nine months ended June 30, 1996 as compared to the prior years presentation under the equity method of accounting which reflects RC on the Balance Sheet as Investment in affiliate and in the Statement of Operations as equity earnings in affiliate. Equity in earnings of affiliates reflects the Company's share of net earnings or losses of Stater, Reading and Citadel before preferred dividends, for the periods in which the Company held its common stock interests. The following table sets forth the contribution by affiliate of the equity in earnings or losses of affiliates less preferred stock dividends for the periods reported:

         Equity in Earnings of Affiliates - Contribution by Affiliates
       ----------------------------------------------------------------
                                ( In thousands)

                       Three Months Ended   Nine Months Ended
                       June 30,             June 30,
                            1996      1995       1996      1995
                          ------    ------     ------    ------

          SBH          $    --      $1,165     $3,489    $2,907

          CHC              1,433        --      1,453      (451)

          Reading             --       188         --        15
                          ------    ------     ------    ------
                          $1,433    $1,353     $4,942    $2,471
                          ------    ------     ------    ------

Stater
- ------

   Effective March 8, 1996, upon receipt by the Company of SBH Preferred Stock in exchange for its common stock interest, the Company discontinued the use of the equity method of accounting for its investment in Stater. Accordingly, the 1996 Quarter and 1996 Nine Months are not comparable to the 1995 Quarter and 1995 Nine Months as they include approximately only 0 and 5 months, respectively, of the Company's share of Stater's operating results compared to 3 and 9 months in the 1995 periods. Included in the Statement of Operations as dividend income from affiliates is approximately $1.816 million for the 1996 Quarter and $2.294 million for the 1996 Nine Months earned with respect to the SBH Preferred Stock received in March 1996.

   The SBH Preferred Stock has a liquidation preference of $69.365 million and a cumulative dividend preference of 10.5% or approximately $7,283,000 annually. Dividends are paid quarterly in arrears. At June 30, 1996, such amount, which was paid in July, is included as Receivable from affiliate. The payment of dividends by Stater to the Company is restricted subject to various financial covenants in the Stater credit agreements.

Citadel
- -------

   In March 1996, Craig sold its common stock interest in Citadel to Reading for an aggregate sale price of approximately $3,325 million which was paid in the form of a five year unsecured note which provided for the payment of interest at a rate equal to LIBOR plus 2.25%. The note was paid in full on July 29, 1996.

   At June 30, 1996, the Company's holdings in CHC include a 26.1% common stock interest and 1,329,114 shares of CHC 3% Cumulative Voting Convertible Preferred Stock, stated value $3.95 per share, or $5.25 million which represents approximately 18.1% of the voting power of CHC. In addition, the Company owns a warrant to purchase 666,000 shares of CHC at $3.00 per share, which, if issued, when considered with the Company's current holdings, would represent approximately 44.5% of the then issued outstanding voting securities of CHC.

   CHC reported net income of approximately $5,541,000 (the Company's share after preferred dividends amounting to approximately $1,433,000) in the 1996 Quarter as compared to $31,000 in the 1995 Quarter. CHC's net earnings include approximately $1,473,000 from the sale of a rental property and non-recurring income amounting to $4 million resulting from the recognition of previously deferred proceeds from the bulk sale of loans and properties by CHC's previously owned subsidiary.

   As of June 30, 1996, CHC's assets amounted to approximately $35.4 million and were comprised of cash amounting to approximately $19.2 million and four properties (two office buildings, one apartment building and certain raw land) approximating $14.9 million.

Reading - Theater revenues and theater costs
- --------------------------------------------

   The 1996 Quarter and Nine Months includes the results of RC on a consolidated basis rather than the equity method of accounting. See Note 2 for a comparison of Reading's operating results on a stand alone basis for the 1996 periods as compared to the 1995 periods. As of June 30, 1996, RC's principal operating revenues are derived from conventional multiplex cinema exhibition in Puerto Rico through its Cine Vista Cinemas chain. Theater revenues increased to $11.2 million for the 1996 Nine Months as compared to $9.8 million for the 1995 Nine Months. The increase was due primarily to an increase resulting from the opening of a new 8-screen theater in late 1995, as well as, higher box office revenues at certain existing theaters. Theater costs reflect the direct theater costs of Cine Vista operations. The increase in theater costs in the 1996 Nine Months as compared to the 1995 Nine Months reflects the higher costs associated with higher revenues, increased film rent percentages, and the operating expenses associated with the opening of the 8-screen theater in late 1995.

Interest income and expense
- ---------------------------

   The increase in interest and dividend income in the 1996 Quarter as compared to the 1995 Quarter is generally attributable to accounting for Reading on a consolidated basis in the 1996 Quarter and 1996 Nine Months as compared to the equity method in the 1995 corresponding periods. Interest and dividend income amounted to $896,000 in the 1996 Quarter as compared to $416,000 in the 1995 Quarter and amounted to $2,632,000 in the 1996 Nine Months as compared to $1,283,000 in the 1995 Nine Months.

   In the 1995 periods, interest income was earned on the Company's working capital reserves maintained in institutional money market mutual funds as well as, for a portion of the 1995 Nine Months, a $6.2 million loan to Citadel accruing interest at prime plus 3% (the "Citadel loan"). Included in the 1995 Quarter and 1995 Nine Months is $220,000 and $142,000 of interest income earned pursuant to the Citadel loan. In November 1994, the Company agreed to acquire the CHC Preferred Stock in satisfaction of payment of $5.25 million of the Citadel loan and, in May 1995, the balance of $950,000 was paid in full. Accordingly, the 1996 periods as compared to the 1995 periods, reflect the elimination of interest income earned on the Citadel loan.

General and administrative expenses
- -----------------------------------

   Operating, general and administrative expenses of the Company amounted to $1,470,000 for the 1996 Quarter compared to $416,000 for the 1995 Quarter. General and administrative expenses in the 1996 Nine Months amounted to $4,891,000 as compared to $1,605,000 for the 1995 Nine Months. The 1996 periods include the consolidated accounts of Reading, amounting to $917,000 in the 1996 Quarter and $3,135,000 for the 1996 Nine Months. General and administrative costs with respect to Reading for the comparable 1995 Quarter and 1995 Nine Months amounted to $1,066,000 and $3,149,000, respectively.

Expenses in the 1996 Quarter and 1996 Nine Months includes approximately $402,000 and $1,396,000, respectively, of general, administrative and development expenses incurred with respect to the foreign operations of Reading International. Reading International is actively seeking properties to develop in Australia and has acquired a property and has made deposits for several other real property purchases or leases. The Company does not anticipate revenues from Reading International during the next 15 months and therefore anticipates continuing losses during such periods as operations are developed.

Liquidity
- ---------

    At June 30, 1996, the Company had cash and cash equivalents totaling approximately $56.5 million which includes approximately $32.4 million held by Reading and $21.6 million held by Reading International. At June 30, 1996, Craig had cash and cash equivalents approximating $2.5 million. Reading is 52.5% owned by the Company and, accordingly, is included in the consolidated financial statements of the Company as of June 30, 1996 (see Notes 1 and 2 to consolidated financial statements). However, Craig and Reading are separate public companies and each entity's capital resources and liquidity is independent of the other.

    In November 1995, the Craig and Reading formed Reading International in order to make available additional capital and liquidity to develop theater opportunities in Australia. On March 29, 1996, Craig and Reading entered into a Capital Funding Agreement with respect to Reading International pursuant to which they agreed to increase the capital committed by the Craig and Reading to Reading International to approximately $103 million through a combination of cash contributions and secured capital funding undertakings. Craig and Reading each immediately contributed to Reading International $12.5 million in cash and have each undertaken to contribute up to an additional $37.5 million on an as needed basis (the "Funding Commitment"). To secure the Funding Commitment, Craig Management Inc., a wholly owned subsidiary of Craig pledged its SBH Preferred Stock interest and Reading pledged its interest in Cine Vista and certain government securities. Craig currently has no debt outstanding and no outstanding borrowing facilities. Based upon the current cash balances of Craig additional financing would be required, if requested by Reading International, to fund Craig's additional $37.5 million commitment.

    Reading has signed an agreement to acquire an 83.3% interest in the Angelika theater in Manhattan (See Note 5) for approximately $10.582 million. Reading anticipates closing of this transaction to occur in August 1996 at which time these funds will be disbursed. Cine Vista, has three new theaters under development and is seeking additional theater sites in Puerto Rico. In December 1995, Cine Vista entered into a revolving credit agreement which terms allow Cine Vista to borrow up to $15 million to repay certain loans to a wholly owned subsidiary of Reading and fund certain new theater development expenditures. No amounts are presently outstanding under the credit agreement.

    The Company believes that there are significant expansion opportunities in the cinema exhibition business and that if it is to fully exploit the opportunities for growth in the exhibition business, the Company needs to simplify the corporate structures which it has to date found necessary to utilize in pursuing such opportunities. Accordingly, the Stock Transaction proposed between Craig, Reading and Citadel (see Note 12) has been developed to achieve the goals of increasing Reading's capital base while simultaneously simplifying the corporate structure of Reading and Craig. Pursuant to the terms of the Stock Transaction, Craig would exchange its SBH Preferred Stock (aggregate par value $69.365 million, its 50% membership interest in Reading International and its CHC Preferred Stock in exchange for common and preferred stock in Reading. Citadel will contribute cash in the amount of $7 million in exchange for preferred stock in Reading and certain contractual rights. Among various things, including execution of definitive agreements, implementation of the Stock Transactions is dependent on approval of the Reading shareholders. Craig has agreed to vote its 52.5% of the outstanding Reading shares in favor of the Stock Transaction.

    As the consolidated financial statements of the Company reflect the assets of Craig and Reading on a consolidated basis, such contemplated Stock Transaction, if consummated, is not expected to materially impact the consolidated asset values of the Company. However, the exchange will legally transfer the title of such assets from Craig to Reading, resulting in Craig's assets being comprised generally of Reading Common and Preferred Stock. Accordingly, if the Stock Transaction is consummated, the future liquidity of Craig will be principally dependent on Reading's ability to pay dividends in accordance with the terms of the Preferred Stock expected to be issued in the Stock Transaction, amounting to approximately $3.575 million annually.

    Craig expects that its sources of funds in the near term will include cash on hand (approximately $.8 million at August 13, 1996), consulting fees from Stater and quarterly dividends on the SBH Preferred Stock amounting to approximately $1.821 million.

    Cash and cash equivalents increased $35,491,000 from $21,059,000 at September 30, 1995 to $56,550,000 at June 30 1996 due primarily to the effects of accounting for the purchase of Reading on a consolidated basis. As described above, during the 1996 Nine Months Craig increased its ownership in Reading from less than 50% to approximately 52.5%. Such purchase resulted in the Company including the assets and liabilities of Reading on a consolidated basis in the financial statements, which had the effect of increasing cash and cash equivalents by approximately $44,891,000, net of Craig's cash purchase of the acquisition amounting to approximately $1,752,000. The increase resulting from the consolidation of Reading in the 1996 Nine Months was offset principally by the purchase of property and equipment amounting to $1,942,000, the purchase of the Angeliska judgment amounting to $1,285,000 (see Note 5) and land acquisitions by Reading International approximating $8,051,000.

    During the 1996 Nine Months, Craig made additional acquisitions of common stock of Citadel at a purchase price of approximately $1,281,000. In March 1996, the Company sold its common stock interest in Citadel to Reading for an aggregate sale price of approximately $3.325 million, which was paid in the form of a five year unsecured note which provided for the payment of interest at a rate equal to LIBOR plus 2.25%. Such note was paid in full on July 29, 1996.

    Cash and cash equivalents decreased approximately $1,343,000 in the 1996 Nine Months as a result of Craig's repurchasing 118,100 shares of its common stock and 23,000 shares of its Class A common preference stock. Subsequent to June 30, 1996, Craig repurchased 475,000 shares of its Common Stock for a purchase price of $6,950,000. The source of funds for such purchase was working capital. As of August 13, 1996, Craig's cash and cash equivalents approximated $800,000.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.  The following exhibits are filed as part of this report:

              10.27 Stock Exchange Agreement dated May 17, 1996 between Craig Corporation and James J. Cotter.

              10.28 Letter of Intent dated August 12, 1996 by and between Craig Corporation, Reading Company, Citadel Holding Corporation, Reading Entertainment Inc., Craig Management, Inc. and Citadel Acquisition Corp., Inc.

             27.  Financial Data Schedule, Article 5.

          B. No reports on Form 8-K were filed during the quarter ended June 30, 1996.

SIGNATURES
- ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CRAIG CORPORATION
                               -----------------

                                 By:      /s/ S. Craig Tompkins
                                         ------------------------
                                        President
                                        August 19, 1996

                                 By:      /s/ Robin W. Skophammer
                                         ------------------------
                                        Chief Financial Officer
                                        August 19, 1996