Form 10-Q
period 1996-09-30
CRAIG CORP
filed 1996-11-19
CIK 110985

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 _____________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1996

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

                Yes   X                   No
                    -----                    -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 3,762,912 shares of Common Stock, $0.25 par value per share, and 1,622,000 shares of Class A Common Preference Stock, $0.01 par value per share, as of November 13, 1996.

================================================================================

                      CRAIG CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
PART 1.    Financial Information
------
Item 1.    Financial Statements
    Consolidated Balance Sheets as of September 30, 1996 (Unaudited)
    and September 30, 1995................................................    3

    Consolidated Statements of Operations for the Three and Nine Months
    Ended September 30, 1996 and 1995 (Unaudited).........................    4

    Consolidated Statements of Cash Flows for the Nine Months
    Ended September 30, 1996 and 1995 (Unaudited).........................    5

    Notes to Consolidated Financial Statements............................    6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               28

PART 2.    Other Information
------

Item 1.    Legal Proceedings..............................................   35
Item 2.    Changes in Securities..........................................   36
Item 3.    Defaults Upon Senior Securities................................   36
Item 4.    Submission of Matters to a Vote of Security Holders               36
Item 5.    Other Information..............................................   36
Item 6.    Exhibits and Reports on Form 8-K...............................   36

Signatures................................................................   37

                       CRAIG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                           September 30,  September 30,
                                                               1996           1995
                                                       -----------------------------------
ASSETS                                                      (In thousands of dollars)
------

CURRENT ASSETS
Cash and cash equivalents                             $ 39,288            $ 21,059
Available-for-sale securities                            3,887                  --
Restricted cash                                          3,470                  --
Receivables from affiliates                                 48                 247
Other current assets                                     1,694                  76
                                                      --------            --------
         Total current assets                           48,387              21,382
Investments in affiliates                               79,414              60,171
Property and equipment, net                             19,499                 915
Other assets                                             4,242                  --
Intangible assets:
 Beneficial leases                                      14,853                  --
 Excess of cost over net assets acquired                12,743               2,201
                                                      --------            --------

         Total assets                                 $179,138            $ 84,669
                                                      ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                 $  5,640            $    692
Note payable                                             1,500                  --
Land contract payable                                    3,344                  --
                                                      --------            --------
         Total current liabilities                      10,484                 692

Other long-term liabilities                              3,065                  56
Option to sell investment in affiliate                      --              14,650
Deferred gain from conversion of common
 stock of affiliate to preferred stock                   1,210                  --
Deferred tax liabilities                                30,842               5,380
Minority interest in equity of subsidiary               35,899                  --

SHAREHOLDERS' EQUITY
Preferred stock, par value $.25,
 1,000,000 shares authorized, none issued                    --                  --
Class A common preference stock, par value
 $.01, 10,000,000 shares authorized,
 1,645,000 issued and outstanding                            16                  16
Class B common stock, par value $.01,
 20,000,000 shares authorized, none issued                   --                  --
Common stock, par value $.25,
 7,500,000 shares authorized, 5,444,065
 shares issued                                            1,361               1,361
Additional paid-in capital                               30,818              30,793
Foreign currency translation adjustment                      60                  --
Retained earnings                                        85,127              43,858
Cost of treasury shares, 1,704,153 and 1,154,095        (19,744)            (12,137)
                                                       --------            --------
         Total shareholders' equity                      97,638              63,891
                                                       --------            --------

Total liabilities and shareholders' equity             $179,138            $ 84,669
                                                       ========            ========

          See accompanying notes to consolidated financial statements.

                       CRAIG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                             Three Months Ended          Nine Months Ended
                                                                September 30,              September 30,
                                                             1996          1995          1996         1995
                                                             ------------------          -----------------
                                                           (In thousands of dollars, except per share amounts)
Revenues:
 Theater revenues                                            $4,994          --           13,003         --
 Equity in earnings of affiliates                                41       1,737            3,083      3,485
 Dividend income from affiliates                              1,876          40            4,248        118
 Service income from affiliate                                  375         375            1,125      1,125
 Interest and other dividend income                             765         307            2,469      1,104
 Other                                                        1,207          --            1,374         --
                                                             ------      ------         --------    -------

                                                              9,258       2,459           25,302      5,832
                                                             ------      ------         --------    -------
Expenses:
 Theater costs                                                3,789          --           10,248         --
 Depreciation and amortization                                  475          54            1,310         75
 Expenses from Australian theater
   developments                                                 456          --            1,368         --
 General and administrative expenses                          1,755         525            5,008      1,425
                                                             ------      ------         --------    -------

                                                              6,475         579           17,934      1,500
                                                             ------      ------         --------    -------
Earnings before minority interest,
  other income and income taxes                               2,783       1,880            7,368      4,332

Minority interest                                              (683)         --           (1,170)        --

Gain from conversion of common stock
   interest in Stater                                            --          --           58,286         --
                                                             ------      ------         --------    -------

Earnings before income taxes                                  2,100       1,880           64,484      4,332

Provision for taxes                                            (247)       (280)         (24,065)    (1,295)
                                                             ------      ------         --------    -------

Net earnings                                                 $1,853      $1,600         $ 40,419    $ 3,037
                                                             ======      ======         ========    =======

Earnings per common and
  common equivalent share                                    $ 0.33      $ 0.27          $  7.07    $  0.51
                                                             ======      ======          =======    =======




                 See accompanying notes to consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Nine Months Ended
                                                                      September 30,
                                                                    1996        1995
                                                               ------------------------
                                                               (In thousands of dollars)
OPERATING ACTIVITIES
 Net Earnings                                                     $ 40,419     $ 3,037
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Gain on conversion of common stock
     investment in Stater                                          (58,286)         --
    Amortization of intangibles                                        800          49
    Undistributed earnings of affiliates                            (3,083)     (3,485)
    Depreciation                                                       548          75
    Deferred rent                                                      130          --
    Minority interest                                                1,138          --
    Provision for deferred income taxes                             24,745       1,240
     Changes in operating assets and liabilities
      net of effects of consolidating Reading:
     Increase (decrease) in other current assets                       277         193
     Other                                                            (410)         --
     Decrease (increase) in liabilities                                (26)         69
                                                                  --------     -------
 Net cash provided by operating activities                           6,252       1,178

INVESTING ACTIVITIES
 Acquisition of stock of equity affiliate                               --      (1,044)
 Other investments                                                  (3,887)        343
 Increase restricted cash                                           (1,462)         --
 Proceeds from payoff of notes receivable                               --         950
 Proceeds from Angelika judgement                                    1,293          --
 Cash acquired as a result of consolidation of Reading
   ($44,188), net of acquisition costs                              43,081          --
 Purchase of Angelika                                              (12,394)         --
 Investment in Australian land acquisitions                         (4,331)         --
 Purchase of property and equipment                                 (1,336)        (18)
                                                                  --------     -------
 Net cash provided by (used in) investing activities                20,964         235

FINANCING ACTIVITIES
 Proceeds from minority partner for purchase of Angelika             2,069          --
 Common stock repurchase                                            (7,584)       (823)
 Payment of deferred restructuring costs                              (804)         --
 Payment of debt financing costs                                      (254)        (48)
                                                                  --------     -------
 Net cash provided by (used in) financing activities                (6,573)       (871)

Increase (decrease) in cash and cash
  equivalents                                                       20,643         542
Cash and cash equivalents at beginning
 of period                                                          18,645      20,517
                                                                  --------     -------
Cash and cash equivalents at end
 of period                                                        $ 39,288     $21,059
                                                                  ========     =======

SUPPLEMENTAL DISCLOSURES:
During the nine months ended September 30, 1996 the Company (1) purchased 67,000 shares of Reading Common Stock in exchange for 66,042 shares of the Company's Common Stock and (2) exchanged its common stock interest in Stater with a net book value of approximately $9,000,000 for Stater Preferred Stock with a stated redemption value of $69,365,000.

          See accompanying notes to consolidated financial statements.

                       CRAIG CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------


Basis of Presentation and Principle of Consolidation
----------------------------------------------------

The consolidated financial statements include the accounts of Craig Corporation, its wholly owned subsidiaries ("Craig") and its majority-owned subsidiaries (the "Company"). Such majority owned subsidiaries include Reading Entertainment, Inc. ("RE" and together with its subsidiaries "Reading") and Reading International Cinemas LLC ("Reading International"). All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest in equity of subsidiary reflects the minority stockholders' proportionate share of Reading and the Company's other joint ventures. Certain amounts in previously issued financial statements have been reclassified to conform with current classifications.

Common stock investments in affiliates in which the Company holds a 20 to 50% percent ownership interest are accounted for using the equity method (Note 4).

During September 1996, Craig changed its fiscal year end date from a September 30 year end to December 31. Results of operations since September 30, 1995, the date of the last audited balance sheet, through December 31, 1995 are as follows:

                                         (In thousands)
                                         --------------
Revenues:
Equity in earnings of affiliates                $  723
Service income from affiliate                      375
Interest and other dividend income                 408
                                                ------
                                                 1,506
General and administrative expenses                730
                                                ------
Earnings before income taxes                       776
Provision for taxes                                355
                                                ------
Net earnings                                    $  421
                                                ------
Earnings per common and common
 equivalent share                               $ 0.14
                                                ------


In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of September 30, 1996 and 1995, and the results of operations and its cash flows for the three and nine month periods ended September 30, 1996 and 1995. The results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results of operations to be expected for the entire year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

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

Available for sale securities
-----------------------------

Management classifies promissory notes, treasury and federal agency securities with maturities in excess of three months at the time of purchase as available-for-sale, as such investments, together with cash and cash equivalents are expected to be used to fund expansion of theater operations, acquisitions or other development activities.

Use of Estimates
----------------

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

Earnings Per Share
------------------

Earnings per share is based on 5,539,803 and 5,934,970, the weighted average number of shares of common stock outstanding during the three months ended September 30, 1996 and 1995, and 5,721,015 and 5,952,970 shares during the nine months ended September 30, 1996 and 1995, respectively. Common stock equivalents (stock options) have been excluded from the computations because the effect on such computation was not significant or was anti-dilutive in the periods reported.

Property and Equipment
----------------------

Property and equipment is carried at cost. Depreciation of buildings, capitalized premises lease, leasehold improvements and equipment is recorded on a straight line basis over the estimated lives of the assets or, if the assets are leased, the remaining lease term (inclusive of options, if likely to be

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

exercised), whichever is shorter. Included in property and equipment at September 30, 1996 is approximately $8.5 million of capitalized land and development costs purchased in connection with the Company's investment in Reading International (Note 3) The estimated useful lives are generally as follows:

                Building and improvements       40 years
                Equipment                       7-15 years
                Furniture and fixtures          7 years
                Leasehold improvements          20 years

Excess of cost over net assets acquired
---------------------------------------

The excess of cost over net assets acquired is amortized using the straight line method over periods ranging from 20 to 40 years. Accumulated amortization at September 30, 1996 and 1995 was approximately $684,000 and $585,000 respectively. During the three and nine months ended September 30, 1996, excess of cost over net assets acquired increased approximately $11.625 million, reflecting the cost of the net Angelika assets acquired by Reading (see Note 5) in excess of their fair value, determined by an independent appraiser. The cost of the excess of assets acquired related to the Angelika acquisition is being amortized on a straight line basis over a period of 20 years. The increase in excess of cost over net assets acquired during the nine month period ended September 30, 1996 was offset by a decrease as a result of accounting for additional purchases of outstanding common stock of Reading by Craig at a cost less than the fair value of the underlying net assets acquired.

Intangible assets - Beneficial leases
-------------------------------------

Intangible assets include beneficial theater leases used in Cine Vista's operations calculated by computing the present value of the excess of market rental rates over the rental rents in effect under Cine Vista leases. Such allocated amount is being amortized on a straight-line basis over the remaining terms of the leases which approximates 17 years.

Translation of Non-U.S. Currency Amounts
----------------------------------------

The financial statements and transactions of Reading International's Australian operations (Note 3) are maintained in their functional currency (Australian dollars) and translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Assets and liabilities are translated at exchange rates in effect at the balance sheet date and shareholders' equity is translated at historical exchange rates. Revenues and expenses are translated at the average exchange rate for the period. Translation adjustments are a separate part of shareholders' equity.

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

NOTE 2 - ACQUISITION OF READING COMPANY
---------------------------------------


Since September 30, 1995, Craig has increased its ownership in Reading from 47.6% to 2,610,826 shares (52.5%) at September 30, 1996 through the purchase of an additional 242,850 shares at a cost of approximately $1,752,000 and through the issuance of the 66,042 shares of Craig Common Stock. On May 17, 1996, Craig entered into an agreement with the Chairman of the Board, James J. Cotter, to exchange 67,000 shares of Reading Class A Common Stock held by Mr. Cotter in exchange for 66,042 of Craig Common Stock. The market price of the Reading Class A Common Stock as of the date of transfer was $10.625.

As described in Note 11, on October 15, 1996, Craig and Reading and certain of their affiliates consummated a transaction (the "Exchange Transaction") whereby Craig exchanged assets valued for purposes of the Exchange transaction at $81 million in return for certain equity securities of Reading. As a consequence of the Exchange Transaction, Craig holds in the aggregate approximately 77.4% of the voting power of Reading.

As a result of increasing its ownership in Reading to greater than 50% in May 1996, the Company reports its ownership interest in Reading on a consolidated basis and therefore, the assets and liabilities of Reading are recorded in the Company's consolidated financial statements at September 30, 1996. The acquisition of such shares was accounted for in accordance with purchase accounting with the fair value of the assets and liabilities as reported by Reading approximating book value. In accordance with the provisions of Accounting Research Bulletin 51, "Consolidated Financial Statements" the Company has reflected the purchase of Reading in the Consolidated Statements of Operations as though it had been acquired at the beginning of the Company's new fiscal year or January 1, 1996. Included in the consolidated statement of operations as "Minority interest" for the three months and nine months ended September 30, 1996 is that portion of Reading's financial results of operations that is not owned by the Company amounting to approximately $.651 million and $1.138 million, respectively. The Company's 47.6% interest in Reading at September 30, 1995 is included in the Balance Sheet as Investment in affiliates, amounting to approximately $32.725 million (Note 4).

Reading is traded on the NASDAQ under the symbol RDGE. Reading is currently involved in conventional multiplex cinema exhibition in Puerto Rico through its Cine Vista Cinemas chain, in the domestic exhibition of art and specialty film through its recent acquisition of the Angelika Film Center in New York (a specialty art multiplex cinema and cafe complex), and the development of a new chain of conventional multiplex cinemas in Australia. Reading intends to expand the Angelika Film Center concept to other cities, and is currently reviewing a number of potential locations suitable for such complexes.

Summarized financial information as reported by Reading at September 30, 1996 (which are included, after elimination of intercompany accounts, in the consolidated financial statements of the Company) and September 30, 1995 follows:

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


                                        Sept. 30,   Sept. 30,
                                          1996        1995
                                        ---------   ---------
                                           (In thousands)
    CONDENSED BALANCE SHEET
      Cash and cash equivalents           $21,144     $47,469
      Other current assets                  2,935       2,794
      Equity investment in Citadel          4,799          --
      Other investments                        --       1,771
      Property and equipment                9,997       7,118
      Intangible assets                    26,430      15,770
      Investment and advances
        in Reading International           13,192         145
      Other assets                          3,764       1,966
      Current liabilities                   5,932       3,596
      Minority liability                    2,101          --
      Other long-term liabilities           3,065       2,907
      Shareholders' common equity          71,163      68,759


On March 29, 1996, Craig sold to Reading its common stock investment in Citadel Holding Corporation ("CHC" and together with its subsidiaries "Citadel") for an aggregate purchase price of $3,324,505, which was paid in the form of a five year unsecured promissory note, which note was paid in full on July 29, 1996.

CONDENSED STATEMENT OF INCOME

                                   Three Months Ended   Nine Months Ended
                                     September 30,        September 30,
                                     1996      1995       1996      1995
                                   --------   -------   --------   -------
                                     (In thousands)       (In thousands)
Revenue:
  Theater                            $4,994    $5,079    $13,003   $11,720
  Equity earnings in Citadel             41        --      1,475        --
  Other                               1,601     2,230      2,844     3,959
                                     ------    ------    -------   -------
Total revenue                         6,636     7,309     17,322    15,679
Theater costs                         3,789     3,559     10,248     8,782
Depreciation and amortization           443       341      1,215     1,021
Equity losses from Reading
  International                          68       289        375       289
General and administrative              875     1,018      2,961     3,009
                                     ------    ------    -------   -------
Earnings before
  income taxes                        1,461     2,102      2,523     2,578
Minority interest                        32        --         32        --
Income taxes                             57        37         79       192
                                     ------    ------    -------   -------
Net earnings                         $1,372    $2,065    $ 2,412   $ 2,386
                                     ------    ------    -------   -------


Included in the revenues for the three and nine months ended September 30, 1996 is $41,000 and $1.475 million, respectively, recorded as equity in earnings in Citadel which represents Reading's 26% pro-rata portion of Citadel's earnings.

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

See Note 3, page 17 for further disclosure regarding Citadel's operating results for such periods. In addition, included in other income for the three months and nine months ended September 30, 1996, is approximately $1.119 million reflecting proceeds from settlement of a legal claim.


NOTE 3 - READING INTERNATIONAL CINEMAS LLC ("READING INTERNATIONAL")
--------------------------------------------------------------------


In November 1995, the Company and Reading, formed Reading International Cinemas LLC ("Reading International") to develop and operate multiplex cinemas in Australia. On September 30, 1996, Reading International was owned in equal shares by Craig and Reading. Due to the Craig greater than 50% direct interest in Reading, it consolidates the accounts of Reading, which results in the consolidation of Reading International.

On March 29, 1996, Craig and Reading entered into a capital funding agreement (the "Capital Funding Agreement") with respect to Reading International pursuant to which the parties agreed to increase the capital committed by Craig and Reading from $10 million to $103 million through the combination of cash contributions and secured capital funding undertakings. As of September 30, 1996, the Company and Reading had made cash contributions to Reading International approximating $27.856 million and had undertaken to contribute up to an additional $37.5 million each for an aggregate commitment of $75 million on an as needed basis. Craig commitment was secured by Craig Stater Bros. Holdings Inc. Series B Preferred Stock, par value $100 per share (the "SBH Preferred Stock") and the commitment of Reading was secured by certain assets of Reading. On October 15, 1996, the Exchange Transaction was approved (Note 11) whereby, among other things, Reading acquired Craig interest in Reading International and the Capital Funding Agreement was terminated.

A wholly owned subsidiary of Reading International has retained the services of several executives in Australia who provide management services with respect to such Australian operations on a full time basis or substantially full time basis. Included in the statements of operations for the three and nine month periods ended September 30, 1996, as expenses from Australian theater development, is approximately $456,000 and $1,368,000 of administrative and development costs incurred with respect to the operations of Reading International. Reading International has no current revenues and is currently entirely developmental in nature.

As of September 30, 1996, Reading International's assets amounted to approximately $29.8 million, including cash and available-for-sale securities of approximately $20.8 million. In addition, Reading International's noncurrent assets at September 30, 1996 amounted to approximately $8.7 million and are comprised principally of two contiguous parcels of land (and related development costs), and refundable property and lease deposits. One of the parcels was purchased

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

pursuant to a real estate purchase contract with the seller which provided for installment payments, including approximately $3.3 million due on December 20, 1996, which is reflected as "Land contract payable" on the balance sheet at September 30, 1996. Reading International is in negotiations with several developers and landlords with respect to other potential locations.


NOTE 4 - INVESTMENTS IN AFFILIATES
----------------------------------


The Company's investments in affiliates at September 30, 1996 and 1995 consist of the following:

                                               Sept. 30,        Sept. 30,
                                                 1996             1995
                                               ---------        --------
                                                      (In thousands)

Common stock:

Stater Bros. Holdings Inc. ("SBH")             $    --         $ 20,160
Reading Company ("RC")                              --           32,725
Citadel Holding Corporation ("CHC")              4,799            2,036
                                               -------         --------
                                                 4,799           54,921
-----------------------------------            -------         --------
Preferred Stock:

Stater Bros. Holdings Inc.                      69,365               --
Citadel Holding Corporation                      5,250            5,250
                                               -------         --------
                                                79,414            5,250
------------------------------------           -------

Total investments in affiliates                $79,372         $ 60,171
                                               -------          -------

SBH
---

Prior to March 8, 1996, the Company held a 50% common stock interest in Stater Bros. Holdings Inc. ("SBH" and collectively with its operating subsidiaries, "Stater"). The remaining 50% interest in Stater was owned by La Cadena Investments ("La Cadena"), a general partnership consisting of key management executives of Stater.

Effective March 8, 1996, SBH exercised its right to convert all the Company's common stock in SBH into 693,650 shares of SBH's Series B Preferred Stock, stated value $100 per share (the "SBH Preferred Stock"). The SBH Preferred Stock has a liquidation preference and redemption value of $69.365 million and a cumulative dividend preference beginning at 10.5%, increasing to 12% after 78 months, and further increasing every twelve months thereafter by an additional 1%, to a terminal cumulative dividend rate of 15%. Included in dividend income from affiliates for the three and nine months ended September 30, 1996, is approximately $1,836,000 and $4,130,000, respectively earned from the date of issuance of the SBH Preferred Stock on March 8, 1996 through September 30, 1996.

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

Dividends are paid quarterly in arrears. The payment of dividends by SBH to the Company is restricted subject to various financial covenants in the Stater credit agreements. The SBH Preferred Stock entitles the Company to (1) elect one director of SBH, (2) vote 20% of the total number of votes, and (3) elect a majority of the Board of Directors of SBH if two or more quarterly preferred stock dividends remain unpaid. Under the terms of an option acquired in 1994, SBH has a transferable right to redeem the SBH Preferred Stock at any time prior to March 2006 at redemption value plus accumulated dividends. If not redeemed by SBH, prior to March 2006, the Company has the right to have the SBH Preferred Stock redeemed at any time following March 8, 2009 at redemption value plus accumulated dividends.

Upon the conversion by SBH in March 1996 of the Company's common stock interest to redeemable preferred stock, the Company discontinued the use of the equity method of accounting for its investment in Stater. Prior to the preferred stock conversion, the net book value of Stater amounted to approximately $20.3 million and the carrying value of the Company's 50% common stock interest, net of the $14.65 million option proceeds received in 1994 and reflected on the balance sheet at September 30, 1995 as "Option to sell investment in affiliate", amounted to approximately $9 million. As of September 30, 1996, the Company has recorded approximately $58.286 million of the difference between the $69.365 million stated value of the SBH Preferred Stock and the Company's net carrying value of its previous common stock investment ($9 million) at the time of the conversion as "Gain from conversion of common stock interest in Stater". The ultimate value of the SBH Preferred Stock is based upon various market factors including, but not limited to, Stater's operating performance, Stater's existing senior debt covenants, interest rates, the SBH Preferred Stock provisions, and the likelihood of redemption, from time to time, by Stater. Based upon consultation with investment advisors and continued analysis of these factors the Company has deferred approximately $2.08 million of the gain from the conversion by Stater of the Company's common stock interest to SBH Preferred Stock. Such deferred gain, net of deferred taxes provided, is reflected in the balance sheet as "Deferred gain from conversion of common stock of affiliate to preferred stock" in the amount of approximately $1.210 million.

Pursuant to the Exchange Transaction described in Note 11, Craig transferred legal ownership of its SBH Preferred Stock to Reading.

Effective March 8, 1994, Craig entered into a consulting agreement with SBH pursuant to which Craig, among other things, to render consulting services for a five year period, for an annual fee of $1.5 million, payable quarterly.
Included in service income for the both the three and nine months ended September 30, 1996 and 1995 is $375,000 and $1,125,000, respectively, earned pursuant to this agreement. The agreement may be terminated by SBH, at its option, upon a redemption of the SBH Preferred Stock.

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

Stater files required periodic reports with the Securities and Exchange
Commission (SEC).   Stater's year end is September 30 and accordingly, financial information of Stater as of September 30 is not currently available. The most current summarized financial information of Stater filed with the SEC is as follows:

                                          June 23,       September 24,
                                            1996             1995
                                         ----------      -------------
                                               (In thousands)
  CONDENSED BALANCE SHEET
    Current assets                       $  186,867      $  158,647
    Property, plant and equipment, net      107,859         118,627
    Other assets                             33,820          36,808
    Current liabilities                     116,907         113,633
    Long-term debt                          172,293         173,099
    Other liabilities                        15,600          13,772
    Redeemable preferred stock               69,365              --
    Shareholders' common equity             (45,619          13,578
CONDENSED STATEMENT OF INCOME
                                          Thirty-Nine Weeks Ended
                                         -------------------------
                                            June 23,     June 25,
                                              1996         1995
                                           ----------   ----------
                                                 (In thousands)

 Revenues                                $1,244,312      $1,177,288
 Cost of goods sold                         959,246         914,424
                                         ----------      ----------
 Gross profit                               285,066         262,864
 General and administrative                 239,252         229,167
 Depreciation and amortization                9,220           8,622
 Consulting costs                             1,125           1,125
                                         ----------      ----------
 Income from operations                      35,469          23,950
 Interest expense, net                       13,634          14,619
 Other (income) loss                          1,122             473
 Income taxes                                 8,390           3,543
                                         ----------      ----------
 Net income                              $   12,323      $    5,315
                                         ==========      ==========

Prior to the conversion of the Company's SBH common stock to SBH Preferred Stock in March 1996, the Company included in equity earnings of affiliates the Company's share of SBH's operating results. Included in equity earnings of affiliates for the nine months ended September 30, 1996 and 1995 is the Company's share of SBH's net earnings amounting to approximately $1.608 million and $2.834 million, respectively.

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

Citadel
-------

As of September 30, 1996 and 1995, the Company's investment in CHC is as follows:

                                                  Sept. 30,   Sept. 30,
                                                  ---------   ---------
                                                    1996        1995
                                                  ---------   ---------
                                                     (In thousands)
   Common stock                                     $ 4,799      $2,036
   3% Cumulative Convertible Preferred Stock          5,250       5,250
--------------------------------------------        -------      ------
                                                    $10,049      $7,286
                                                    =======      ======

The Company increased its common stock ownership in CHC from 993,112 shares (16.5%) at September 30, 1995 to 1,564,473 shares (26%) through the purchase of an additional 571,361 shares at a cost of approximately $1,281,000. In addition, at September 30, 1996, Craig owns 1,329,114 shares of CHC 3% Cumulative Voting Convertible Preferred Stock (the "CHC Preferred Stock") with a stated value of $5,250,000. Craig also holds a warrant, exercisable at $3.00 per share, to purchase an additional 666,000 shares of CHC Common Stock (the
"Warrant").   In March 1996, Craig sold to Reading its common stock interest in
CHC and an option to purchase its CHC Preferred Stock and, under certain circumstances, the Warrant. On October 15, 1996, pursuant to the Exchange Transaction described in Note 11, Craig transferred its CHC Preferred to Reading and the option to purchase such shares and the Warrant was canceled.

As of September 30, 1996, the CHC Preferred Stock represents approximately 18.1% of the voting power of CHC and together with the common shares owned by Reading, represent approximately 39.5% of the voting power of CHC as of September 30, 1996. Assuming full exercise of the Warrant, the Company together with Reading, would own approximately 44.4% of the then issued outstanding voting securities of CHC.

The CHC Preferred Stock was issued to the Company in November 1994 pursuant to a Stock Purchase Agreement and Certificate of Designation which provides, among other things, that (i) the preferred shares carry a liquidation preference equal to their stated value and bear a cumulative (noncompounded) annual dividend equal to 3% of the stated value, (ii) are convertible under certain circumstances into shares of common stock of CHC, (iii) are redeemable at the option of CHC at any time after November 1997 and (iv) are redeemable (subject to Delaware limitations upon distributions to shareholders) at the option of the Company in the event of a change of control of CHC. Subject to certain limitations, the CHC Preferred Stock is convertible into common stock of CHC at a conversion price per share equal to the market price, as defined, per share of CHC common stock, calculated as the per share stated value of $3.95 divided by the average of the closing price per share of the CHC common stock for each of the 60 days preceding the conversion. If the market price, as defined, is below $3.00 per share, CHC may redeem the CHC Preferred Stock if tendered for conversion. Except in the case of a tender by the Company at a conversion price less than $3.00 per share, CHC

                      CRAIG CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

does not have the right to call for redemption of the CHC Preferred Stock until November 1997. CHC may redeem the CHC Preferred Stock, if tendered by the Company at an amount equal to the sum of (1) Stated Value ($3.95 per share), (2) any unpaid dividend and (3) a premium to Stated Value equal to 9% per annum during the period November 1994 to November 1998 and thereafter reducing at a rate of 1% per year (the "Accrual Percentage"). The market price calculated in accordance with the terms of Preferred Stock provisions approximated $2.4885 at September 30, 1996, which price, would result in the Preferred Stock converting into approximately 2,109,705 shares, resulting in an increase in the Company's voting ownership in Citadel to 45.3% at September 30, 1996, or 49.4% assuming, in addition, the exercise of the Warrant.

On October 15, 1996, the CHC Preferred Stock was exchanged by Citadel for 1,329,114 shares of Series B Cumulative Voting Convertible Preferred Stock (the "CHC Series B Preferred Stock"). The terms of the CHC Series B Preferred Stock are substantially identical to the terms of the Preferred Stock except that (i) the Accrual Percentage is 3% after October 15, 1996 and (ii) except for a change in control of CHC, the CHC Series B Preferred Stock will not be convertible into CHC Common Stock for one year commencing on the 15th day following the filing of CHC's Annual Report for the year ending December 31, 1996.

For financial statement purposes, the Company carries its CHC Preferred Stock investment at cost amounting to $5.25 million. Dividends earned and included in dividend and interest income for both the three months ended September 30, 1996 and 1995 and for both the nine months ended September 30, 1996 and 1995 amounted to $39,375 and $118,125, respectively.

Included in equity earnings of affiliates is the Company's ownership portion of Citadel's operating results, less preferred stock dividends, amounting to earnings of $41,000 and $1,475,000 for the three and nine months ended September 30, 1996, respectively, and a loss of $23,000 and $474,000 for the three months and nine months ended September 30, 1995, respectively.

Summarized financial information of Citadel as of September 30, 1996 and December 31, 1995 and for the three and nine months ended September 30, 1996 and 1995 follows:

                                           Sept. 30,   December 31,
                                             1996         1995
                                           ------------------------
                                                 (In thousands)
Cash                                       $19,815         $16,291
Properties held for sale                        --           7,942
Rental properties                           14,462          14,251
Other assets                                 1,143           1,331
Mortgage liabilities                        10,333          16,186
Deferred proceeds                               --           4,000
Other liabilities                            1,543           1,909
Stockholders' equity                        23,544          17,720


                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


                                   Three Months Ended             Nine Months Ended
                                      September 30,                 September 30,
                                    1996       1995              1996            1995
                                 -------------------------------------------------------
                                                  (In thousands)
Rental and other income          $1,278     $1,812               $ 4,590        $ 4,357
Operating expenses                 (485)      (760)               (1,999)        (1,922)
Depreciation                        (75)      (127)                 (296)          (343)
Interest expense                   (262)      (361)               (1,056)          (889)
General and administrative         (279)      (659)                 (751)        (1,423)
Gain on sale of property             20         --                 1,493          1,541
Gain related to Fidelity
 Investment                          --         --                 4,000            (39)
                                 ------     ------               -------        -------
Net earnings                     $  197     $  (95)              $ 5,981        $ 1,282
                                 ------     ------               -------        -------


Included in Citadel's net earnings for the nine months ended September 30, 1996 is (1) approximately $1,493,000 from the sale of an apartment property and (2) non-recurring income amounting to $4 million resulting from the recognition for financial statement purposes of previously deferred proceeds from the bulk sale of loans and properties by Citadel's previously owned subsidiary, Fidelity Federal Bank (Fidelity). At the time of the bulk sale in 1994 by Fidelity, Citadel agreed to indemnify Fidelity, up to $4 million, with respect to certain losses that might have been incurred by Fidelity in the event of a breach by Fidelity of certain environmental and structural representations made by Fidelity to the purchaser of such loans and properties. Fidelity has reached settlement with the purchaser regarding such bulk sale claims and has agreed to release Citadel from the indemnity given to Fidelity.


NOTE 5 - ANGELIKA ACQUISITION
-----------------------------


On August 27, 1996, Reading and Sutton Hills Associates ("Sutton Hills"), a partnership which is owned by Mr. James J. Cotter and another principal stockholder of Craig, acquired the Angelika, a multiplex theater located in New York City. The purchase price of the Angelika was approximately $12.394 million, inclusive of acquisition costs of approximately $529,000. The Company and Sutton Hill have formed a limited liability company, Angelika Film Centers LLC ("AFC"), to hold their interests in the Angelika. AFC acquired the Angelika assets with a combination of available cash, a fully collateralized promissory note issued to the sellers in the amount of $2 million and credit in full of a judgement encumbering the Angelika, with interest on such judgement at a rate of 9%. Reading had acquired such judgement from a bank for $1.285 million in November 1995. The short-term portion ($1.5 million) and the long-term portion ($.5 million of the promissory note and an escrow established in relation to this future obligation have been classified as "Note payable" and "Restricted cash", respectively, in the Consolidated Balance Sheet as of September 30, 1996.

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

Reading contributed 83.3% of the capital of AFC and Sutton Hill contributed the remaining 16.7%. The operating agreement of AFC provides that all the depreciation and amortization ("Special Deductions") will first be allocated to Sutton Hill until the aggregate amount of such Special Deductions equals Sutton Hills initial investment. Thereafter, Reading will receive all Special Deductions until the relative ownership interests are equal to the initial ownership interests of the parties. Sutton Hill has agreed to subordinate their interest in AFC to Reading's interest in order to permit Reading to pledge AFC and its assets as collateral to secure borrowings of Reading. In addition, Sutton Hill has agreed that Reading will be entitled to receive up to 100% of the proceeds of borrowings by AFC, up to the amount of Reading's initial contribution to AFC.

AFC is managed by City Cinemas, an affiliate of Sutton Hill, pursuant to the terms of a management agreement (the "Management Agreement"). The Management Agreement provides for City Cinemas to manage the Angelika for a minimum annual fee of $125,000 plus an incentive fee equal to 50% of annual cash flow (as defined in the Management Agreement) over specified levels, provided however, that the maximum fee (minimum fee plus incentive fee) may not exceed 5% of the Angelika revenues.

For accounting purposes, the acquisition was accounted for using the purchase method and the operating results of the Angelika since the acquisition on August 27, 1996 have been consolidated with the operating results of the Company. Sutton Hills initial capital investment and share of Angelika's net earnings for the period subsequent to the acquisition have been included on the Balance Sheet as "Minority interest in equity of subsidiary" in the amount of $2.101 million at September 30, 1996.


NOTE 6 - LONG-TERM DEBT
-----------------------


In December 1995, Cine Vista, a wholly owned subsidiary of Reading, entered into a $15 million eight year revolving credit agreement (the "Credit Agreement") with a bank. Under the terms of the Credit Agreement, Cine Vista may borrow up to $15 million to repay Cine Vista acquisition loans, which are loans payable to a wholly-owned subsidiary of Reading and fund certain new theater development expenditures. As security for the loan, Cine Vista has pledged substantially all of its assets. During the initial 30 months of the Credit Agreement, Cine Vista may borrow and repay amounts outstanding under the Credit Agreement. Any amounts outstanding during the initial term would be payable in increasing quarterly installments over the balance of the loan term. At September 30, 1996, no amounts were outstanding under this agreement.

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

NOTE 7 - TAXES ON INCOME
------------------------


Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At September 30, 1996 and 1995, the deferred tax liability components consisted of the following:


                                              September 30,    September 30,
                                                   1996             1995
                                              --------------   --------------
                                                      (In thousands)
      Deferred tax liabilities:
        Book gains from preferred stock
          investment, not realized
          for tax                                    34,200           13,742
        Other                                         7,032               --
                                                   --------          -------
          Total deferred tax liabilities             41,232           13,742
                                                   --------          -------
      Deferred tax assets:
        Capital loss carryforward from
          sale of equity securities                  (7,680)              --
        Unrealized capital loss from
          writedown of equity securities                 --           (7,680)
        Federal benefit of state taxes               (2,480)            (450)
        Other                                          (230)            (232)
                                                   --------          -------
          Total deferred tax assets                 (10,390)          (8,362)
                                                   --------          -------
      Net Deferred tax liabilities                 $ 30,842          $ 5,380
                                                   --------          -------

As of September 30, 1996, the reported deferred tax assets of Craig are expected to be realized as an offset against reversing temporary differences which create net future tax liabilities.

At December 31, 1995, Reading had net operating loss carryforwards totalling $162.7 million of which $123.1 million expires at the end of 1996 unless utilized prior thereto and $39.6 million will expire in various amounts between 1997 and 2009 unless utilized prior thereto. Reading carryforwards which give rise to a deferred tax asset amounted to approximately $54 million at September 30, 1996. Based upon an analysis of the likelihood of Reading realizing the deferred tax assets, it was concluded that under SFAS No. 109, a valuation allowance for the entire asset was necessary at September 30, 1996. As a result of the Exchange Transaction consummated in October 1996, described in Note 11, and its related impact on the Companies future financial statements, Reading anticipates recording a material adjustment in the fourth quarter of 1996 decreasing the valuation allowance and thereby recognizing income from the reduction.

The provision for taxes on income differs from the amounts computed by applying the Federal income tax rate of 34% in 1996 to earnings before income taxes

                       CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

principally due to (1) state income taxes provided, net of federal income tax benefit, (2) dividend income exclusion and (3) losses incurred from the Company's foreign subsidiary operations, upon which no U.S income tax benefit is currently realizable.


NOTE 8 - COMMON AND CLASS A COMMON PREFERENCE STOCK
---------------------------------------------------


Since September 30, 1995, Craig has repurchased 593,100 shares of common stock and 23,000 shares of Class A common preference stock at a purchase price of approximately $8,293,000. As described in Note 2, on May 17, 1996, Craig agreed to purchase 67,000 shares of Reading Common Stock from James J. Cotter in exchange for 66,042 shares of its Common Stock. Under the terms of the agreement, Mr. Cotter granted to Craig, for a two-year period, the right of first refusal to acquire the 66,042 shares of Craig's Common Stock at a price of $9.00 per share in the event that Mr. Cotter determines to sell, assign or convey any interest in such shares. Issuance of these shares has been recorded based on the closing price of Reading stock on May 17, 1996, or $10.625 per share, as an increase to treasury stock and paid in capital.

The Common Stock repurchase included 475,000 of the 950,000 shares of its Common Stock owned by certain funds managed by Southeastern Asset Management, Inc. ("Southeastern") at a purchase price of $6.95 million, or approximately $14.6315 per share. In order to mitigate any possible adverse effect with respect to the utilization of Reading's net operating loss carryforward, which might result from the disposition of the remaining 475,000 shares of Common Stock to a single purchaser, Southeastern has agreed for a period of time not to sell more than 237,500 of its remaining shares to any single entity or individual.


NOTE 9 - LEASES
---------------


Cine Vista conducts all of its operations in leased premises. The leases relate to motion picture theaters with remaining terms of approximately 6.5 to 26 years with certain leases containing options to extend the leases for an additional 30 years. The minimum remaining lease terms, inclusive of any renewal options, for any of the Cine Vista theaters and the Angelika theater are approximately 17 and 12 years, respectively. Certain theater leases provide for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum. Performance under one Cine Vista lease has been guaranteed by Reading. Substantially all of the leases require the payment of property taxes, insurance and other costs applicable to property. With the exception of one capital lease, all leases are accounted for as operating leases. Cine Vista determines annual base rent expense by amortizing total minimum lease obligations on a straight line basis over the lease terms.

                      CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

Cine Vista's future minimum lease payments, by year and in the aggregate, under non-cancelable operating leases and the capital lease consist of the following at September 30, 1996:

                                        Capital    Operating
                                         Lease       Lease
                                        --------   ---------
                                           (In thousands)

 1997                                   $    95    $ 1,749
 1998                                        95      1,787
 1999                                        95      1,919
 2000                                        95      1,904
 2001                                        95      1,904
 Thereafter                               1,187     17,521
                                        -------    -------
 Net minimum lease payments               1,662    $26,784
                                                   -------
 Less amount representing interest       (1,140)
                                        -------
 Present value of minimum lease
   payments under capital lease         $   522
                                        -------


In June 1995, Cine Vista entered into a lease agreement for a new six-plex motion picture theater. The lease provides for a 20-year term with an average annual base rent of approximately $185,000, with options to extend the lease up to an additional 10 years. The lease will be effective after completion of construction of the new theater. Cine Vista is responsible for certain construction costs of the theater, which are presently estimated to total approximately $1.5 million. Completion of construction and commencement of theater operations is scheduled to occur in early 1997.

In September 1996, Cine Vista entered into a lease agreement with the landlord of an existing theater which provides for the replacement of six screens in two facilities with a new 10 screen facility. The lease provides for a 25 year term and an increase in annual base rent of approximately $32,000 with options to extend the lease up to an additional 10 years. Cine Vista will be responsible for all costs of the new facility, which costs are estimated to total approximately $5.4 million. Completion of construction and commencement of theater operations is scheduled to occur in late 1997.

Craig entered into a 50/50 corporate joint venture and committed to invest up to approximately $500,000 in a newly formed company, Hope Street Hospitality LLC, established to develop the concept for a chain retail store/restaurant specializing in woodfire baked goods. Craig has contributed approximately $675,000 to this development project. Included in general and administrative expenses for the three months and nine months ended September 30, 1996 is approximately $375,000 and $550,000, respectively, representing development expenses and operating losses of this venture. In addition, the Company has signed as a corporate guarantor, the facility lease obtained by Hope Street Hospitality LLC.

                      CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


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


NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------


Reading Company and subsidiaries
--------------------------------

     Historical Railroad Operations
     ------------------------------

     Reading Company is a defendant in various personal injury legal actions relating to its railroad operations prior to reorganization and has insurance coverage relating to such actions. In accordance with the provisions of a 1990 settlement agreement (the "Settlement Agreement") with its insurance carriers, Reading receives quarterly reimbursement for certain personal injury legal actions. At September 30, 1996, $124,000 was reimbursable to Reading for amounts expended in defense and settlement of such actions. Three participants in the insurance settlement are insolvent. Unreimbursed claims insured by these insolvent companies totaled $64,000 from 1992 through September 30, 1996 and the Company believes that it may be entitled to reimbursement of such amounts from the other parties to the agreement and may request an arbitration hearing on such matters. Based on the backlog of pending personal injury cases and Reading's experience in settling such cases, a reserve of $148,000 has been recorded reflecting the potential effect of such insolvencies on future reimbursement if no recovery is received from either the insolvent carriers or the other parties of the Settlement Agreement. The reserve associated with such insolvencies may increase if additional claims are filed; however, the Company does not believe that such amount will be material.

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

                      CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


party action instituted by a majority of the 36 PRPs sued by the United States. The actions instituted against Reading and approximately 300 PRPs seek to have the parties contribute to reimbursement for past costs and any costs associated with further remediation of the site.

In September 1995, the federal district court judge who presided over Reading's reorganization ruled that all liability asserted against Reading relating to the site was discharged pursuant to the consummation order issued in conjunction with Reading's plan of reorganization on December 31, 1980. The United States Department of Justice and a named defendant in the above described Administrative Order have appealed the decision and the appeal was heard in July 1996. The judge's decision did not affect the potential liability of RTC for the site. However, RTC has no assets and therefore cannot fund a settlement or judgement relating to this matter and the Company believes that the potential liability of RTC, if any, is not in excess of $300,000. Based upon the appeal and possible alternative attempts by the PRPs to obtain Reading's participation in funding for this site as well as the existence of other environmental matters set forth below, the Company has included on its balance sheet at September 30, 1996, in other long-term liabilities, a liability for environmental claims of approximately $1.2 million.

Reading is a party to a consent decree relating to a Superfund site located on land owned by Reading. Apart from future operation and maintenance expenses (O&M), remediation is complete. The Company believes that the amounts expended to date will be adequate to fund the O&M with respect to the site. However, if additional amounts are required, such amounts would not be material.

In 1991, Reading filed a lawsuit against the Southeastern Transportation Authority ("SEPTA"), Conrail, the City of Philadelphia, and other parties which sought to recover costs expended by Reading in conjunction with the cleanup of polychlorinated biphenyls ("PCBs") in the Reading Terminal Train Shed and a portion of the viaduct south of Vine Street. In January 1996, Reading and several parties agreed to settle this litigation by providing for Reading to receive payments totaling $2.35 million, which amount Reading anticipates receiving in 1996. The parties to the settlement also agreed to pay an amount ranging from 52% to 55% of certain future costs Reading may incur in cleaning environmental contamination on one of its other properties, the Viaduct, which Reading believes may be contaminated by PCBs resulting from former railroad operations on that property conducted by, or on behalf of, the Reading Railroad, Conrail, the City of Philadelphia or the SEPTA. Reading has advised the Environmental Protection Agency of the potential contamination. Reading has not determined the scope and extent of any such PCB contamination. However, Reading has been advised by counsel that, given the lack of regulatory attention to the Viaduct in the twelve years which have elapsed since the EPA was notified of the likelihood of contamination, it is unlikely that Reading will be required to decontaminate the Viaduct or incur costs related thereto.

                      CRAIG CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

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

In September 1996, an individual shareholder of Reading commenced a purported class action on behalf of Reading's minority shareholders owning Class A Common Stock (the "Shareholder Action"), entitled Walter Alfin v. Reading Company, et al., in the Philadelphia County Court of Common Pleas relating to the transactions which were approved by Reading shareholders on October 15, 1996 (See Note 11). The complaint in the Shareholder Action (the "Complaint") named Reading, Craig, former directors of Reading, Gerard P. Laheney and Ralph B. Perry III,and all current directors of Reading as defendants. The complaint alleges, among other things, that (i) none of the directors of Reading are independent and each was appointed by James J. Cotter, Craig or those controlled by them: (ii) resignations of Messrs. Laheney and Perry from the Board of Reading, and of Edward L. Kane from the Board of Craig, were a sham designed to give the "appearance" that each is disinterested, and that, in reality, none of the defendants can exercise independent business judgement or protect the interests of Reading's minority shareholders; (iii) the Stock Transactions are "in violation of defendants' fiduciary duties owed" to the holders of Class A Common Stock and "in violation of Pennsylvania law," in that the Stock Transactions lack a valid business purpose and are "designed and intended solely to minimize the interests of" the holders of Reading's Class A Common Stock and "dilute their continued equity participation" in Reading, to the advantage of Craig, Citadel, and their controlling shareholders; (iv) the Board of Directors of Reading are unable to consider the transactions in a way that reflects the "intrinsic value" of the Class A Common Stock; (v) the defendants other than Reading have breached their fiduciary and other duties to the purported class in that they have not exercised independent business judgement, have acted to the detriment of the holders of Class A Common Stock in order to benefit defendants, and have participated in a plan to dilute the interests of such shareholders for no proper business purpose, particularly that the investment in the Stater Stock is inconsistent with Reading's identified business; (vi) Reading's Board of Directors have "gone through the motions" of appointing the Independent Committee of "purportedly independent directors"; (vii) the defendants have failed to disclose the "full extent of the future earnings potential" of Reading as well as the value of its assets and the assets to be transferred to it; and
(viii) Craig will benefit unjustly by having its credit rating upgraded and its balance sheet bolstered. The Complaint seeks preliminary and permanent injunctive relief to prevent the consummation of the Stock Transactions or any similar transaction,

                      CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


recision of the Stock Transactions if they are consummated, divesture by the defendants of assets and shares of Reading they may obtain as a result of the Stock Transactions, and unspecified damages and other relief. Management believes that the allegations are without merit and intends to vigorously defend itself against such Shareholders Action.


NOTE 11 - SUBSEQUENT EVENT
--------------------------


On October 15, 1996, Craig, with the approval of the Board of Directors, upon recommendation of a special committee of the independent directors of the Board of Directors, consummated the transaction (the"Exchange Transaction") with its majority owned subsidiary, Reading and its equity affiliate, Citadel, contemplated by an exchange agreement (the "Exchange Agreement"), dated as of September 4, 1996. Immediately prior to the Exchange Transaction, there was a reorganization of Reading (the "Reorganization") pursuant to a proposed Agreement and Plan of Merger (the "Merger Agreement") among Reading Company, Reading Entertainment, Inc., a Delaware corporation ("Reading Entertainment") and a newly formed, wholly owned subsidiary of Reading Company, and Reading Merger Co. ("Merger Co."), a newly formed, wholly owned subsidiary of Reading Entertainment. Pursuant to the Reorganization, Reading merged with Merger Co. and each outstanding share of Reading Company's Class A Common Stock and Common Stock, par value $.01 per share, was converted into one share of Reading Entertainment's Common Stock, par value $.001 per share, and the outstanding shares of Merger Company were converted into shares of Common Stock of Reading. As a result, Reading became a wholly-owned subsidiary of Reading Entertainment and the current shareholders of Reading Company became shareholders of Reading Entertainment.

Pursuant to the terms of the Exchange Agreement, Craig and its wholly-owned subsidiary, Craig Management, Inc. ("CMI"), and Citadel contributed assets, valued for purposes of the transaction at $88 million, in exchange for Reading Entertainment convertible preferred and common stock and certain contractual rights. Reading Entertainment issued (i) 70,000 shares of Reading Entertainment's Series A Voting Cumulative Convertible Preferred Stock, par value $.001 per share (the "Series A Preferred Stock") to Citadel Acquisition Corp., Inc. ("CAC"), a newly formed wholly owned subsidiary of Citadel, for cash and (ii) 550,000 shares of Reading Entertainment's Series B Voting Cumulative Convertible Preferred Stock, par value $.001 per share (the "Series B Preferred Stock" and together with the Series A Preferred Stock, the "Convertible Preferred Stock"), and 2,476,190 shares of Reading Entertainment Common Stock to Craig and CMI in exchange for certain assets now held by Craig and CMI (the "Craig Assets"). The Craig Assets consisted of the 693,650 shares of the SBH Preferred Stock, Craig's 50% membership interest in Reading International and the 1,329,114 shares of CHC Preferred Stock, which assets have been valued for the transaction at $81 million. CAC contributed cash of $7 million. Upon consummation of the transac-

                      CRAIG CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


tions, Craig and CAC hold approximately 77.4% and 5%, respectively, of the voting power of Reading Entertainment.

The Series A Preferred Stock (i) bears a cumulative dividend of 6.5%, payable quarterly, and (ii) is convertible at any time after 18 months from issuance (or earlier upon a change of control of Reading Entertainment) into shares of Reading Entertainment Common Stock at a conversion price of $11.50 per share. The Series B Preferred Stock (i) bears a cumulative dividend of 6.5% payable quarterly, and (ii) is convertible, at any time after 18 months from issuance, into shares of Reading Entertainment Common Stock at a conversion price of $12.25 per share. Holders of each series of Convertible Preferred Stock are entitled to 9.64 votes per share held on all matters brought to a vote of the shareholders of Reading Entertainment, voting as a single class with the holders of Reading Entertainment Common Stock.

In addition, Citadel has the option, exercisable at any time after October 15, 1996 through a date 30 days after Reading's 1999 Form 10-K is filed, to exchange all or substantially all of its assets for Reading Entertainment Common Stock. Reading Entertainment is not obligated to acquire (i) the shares of Series A Preferred Stock purchased by CAC or Reading Entertainment Common Stock held by CAC, (ii) such amount of cash or marketable securities as Citadel determines to retain to provide necessary liquidity to Citadel, (iii) such other assets as the Board of Directors of Reading Entertainment determines are subject to liabilities reasonably likely to be in excess of the fair market value of such assets, (iv) assets acquired by Citadel subsequent to closing without Reading Entertainment's approval to the extent such acquired assets have a value in excess of $5 million or (v) any assets exceeding $30 million in aggregate value. In exchange for Citadel's assets on exercise of the Asset Put Option, Reading Entertainment will deliver to Citadel a number of shares of Reading Entertainment Common Stock determined by dividing the value of the Citadel assets, as determined by appraisal, by a stated value of the Reading Common Stock.

In Exchange Transaction Reading Entertainment exchanged the CHC Preferred Stock contributed to it by Craig for an equal number of newly issued CHC Series B Preferred Stock (See Note 4, Citadel). The CHC Series B Preferred Stock has the same terms as the CHC Preferred Stock except that, subject to certain exceptions, if such CHC Preferred Stock is not tendered for conversion by Reading Entertainment prior to the 15th day following the filing of Citadel's 1996 Form 10-K, the rights to convert will be suspended for a one year period. In addition, the current redemption premium accrual rate of 9% was reduced to 3% from October 15, 1996 forward.

Citadel has the right to require redemption of the Series A Preferred Stock after five years from the date of issuance or earlier if Reading fails to pay dividends on the Series A Preferred Stock for four quarters, but in no event earlier than 18 months from the date of issuance, or in the event of a change of control of Reading, whenever such change of control may occur. Reading agreed to reimburse

                      CRAIG CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

Citadel for its out of pocket costs with respect to the Stock Transaction, up to a maximum of $280,000.

Direct costs associated with the above transactions have been capitalized by the Company and are included in "Other assets" in the Consolidated Balance Sheet at September 30, 1996 amounting to approximately $1.5 million.

As the financial statements of the Company include the assets of Craig and Reading on a consolidated basis, such Exchange Transaction is not expected to materially impact the consolidated exchange asset values of the Company. However, as described in Note 8, as a result of the Exchange Transaction, Reading anticipates recording a material adjustment to its deferred tax valuation allowance, thereby recognizing income tax benefits in the fourth quarter of 1996. In addition, the exchange legally transferred the control of such assets from Craig to Reading, resulting in Craig's assets being comprised primarily of Reading Common Stock and Series B Preferred Stock. Accordingly, the future working capital of Craig will be principally dependent on Reading's ability to pay dividends in accordance with the terms of the Series B Preferred Stock.

PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
---------------------------------------------

As described in Note 1, the consolidated financial statements, included herein, include the accounts of Craig Corporation and its majority owned subsidiaries. The following information reflects the only the accounts of Craig Corporation and its wholly owned subsidiaries. This information should be read in conjunction with the other notes to the consolidated financial statements.

                                                                 September 30, 1996
                                                                 -------------------
                                                                   (In thousands)
ASSETS:
Cash                                                                       $  2,840
Receivables from affiliates                                                      48
Other current assets                                                            145
                                                                           --------
   Total current assets                                                       3,033
Investments in affiliates                                                    74,615
Investment in majority owned subsidiaries                                    50,552
Property and equipment, net                                                     966
Other assets                                                                    277
Excess of cost over net assets acquired                                       1,207
                                                                           --------
   Total assets                                                            $130,650
                                                                           ========

LIABILITIES AND STOCKHOLDERS EQUITY:
Accounts payable and accrued expenses                                      $    809
Deferred gain from conversion of common
  stock of affiliate to preferred stock                                       1,209
Deferred tax liabilities                                                     30,992
Total stockholders liability                                                 97,640
                                                                           --------
  Total liabilities and stockholders' equity                               $130,650
                                                                           ========


2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Prior to March 1996, the Company's investments in Stater Bros. Holdings Inc. ("SBH" and, collectively with its subsidiaries, "Stater"), Reading Company
("RC" and collectively with its subsidiaries, "Reading") and Citadel Holding Corporation ("CHC" and collectively with its subsidiaries, "Citadel") were included in the Company's Consolidated Financial Statements on the equity method of accounting. See Notes 1, 2 and 3 of Notes to the Consolidated Financial Statements. In March and May of 1996, certain transactions occurred which resulted in the Company exchanging its common stock interests in SBH and increasing its ownership in RC and, accordingly, the Company no longer accounts for these investments utilizing the equity method of accounting. In May and June 1996, the Company increased it ownership interest in RC from less than 50% to approximately 52.5% by the purchase of an additional 158,300 shares of RC Common Stock. Consequently, the Company reports its interest in Reading Company on a consolidated basis for the 1996 periods. Due to the changes in the Company's ownership interests in its affiliates, the presentation of the Company's financial position and results of operations have varied significantly from the presentation of its financial position and results of operations for previous periods.

Results of Operations
---------------------

   During September 1996, Craig changed its fiscal year end date from a September 30 year end to December 31.

   The following is a comparison of the results of operations for the three months ended September 30, 1996 ("1996 Quarter") with the three months ended September 30, 1995 ("1995 Quarter") and the nine months ended September 30, 1996 ("1996 Nine Months") and the nine months ended September 30, 1995 ("1995 Nine Months").

   The Company's recorded net earnings for the 1996 Quarter of approximately $1.853 million or $0.33 per share, as compared to $1.6 million or $0.27 per share for the 1995 Quarter. The 1996 Quarter includes other income amounting to approximately $1.119 million, net of expenses, in full settlement of a legal claim. Net earnings for the 1996 Nine Months was approximately $40.419 million or $7.07 per share, as compared to $3.037 million or $0.51 per share for the 1995 Nine Months. The 1996 Nine Months includes (1) a gain on the conversion of the Company's common stock interest in SBH to preferred stock amounting to approximately $34.9 million, net of income taxes provided and (2) approximately $1.475 million representing the Company's pro-rata share of equity earnings of its affiliate Citadel and (3) other income amounting to approximately $1.119 million, net of expenses, in full settlement of a legal claim.

   Earnings before income taxes for the 1996 Quarter and 1995 Quarter amounted to approximately $2.1 million and $1.88 million, respectively, and earnings before income taxes amounted to $64.484 million and $4.332 million for the 1996 Nine Months and 1995 Nine Months, respectively. Included in the 1996 Nine Months earnings before income taxes is other income of approximately $58.286 million reported as gain from conversion of the Company's common stock interest in Stater to SBH Preferred Stock.

Gain from conversion of common stock interest in Stater
-------------------------------------------------------

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

   Upon the conversion by SBH in March 1996 of the Company's common stock interest to redeemable preferred stock, the Company discontinued the use of the equity method of accounting for its investment in Stater. Prior to the preferred stock conversion, the carrying value of the Company's 50% common stock interest, net of the $14.65 million option proceeds received in 1994 and reflected on the balance sheet at September 30, 1995 as "Option to sell investment in affiliate", amounted to approximately $9 million. As of September 30, 1996, the Company has recorded approximately $58.286 million of the difference between the $69.365 million stated value of the SBH Preferred Stock and the Company's net carrying value of its previous common stock investment ($9 million) at the time of the conversion as "Gain from conversion of common stock interest in Stater".

   The ultimate value of the SBH Preferred Stock is based upon various market factors including, but not limited to, Stater's operating performance, Stater's existing senior debt covenants, interest rates, the SBH Preferred Stock provisions, and the likelihood of redemption, from time to time, by Stater. Based upon consultation with investment advisors and continued analysis of these factors the Company has deferred approximately $2.08 million of the gain from the conversion by Stater of the Company's common stock interest to SBH Preferred Stock as of September 30, 1996. Such deferred gain, net of deferred taxes provided, is reflected in the balance sheet as "Deferred gain from conversion of common stock of affiliate to preferred stock" in the amount of approximately $1.210 million.

Service Income
--------------


   Effective March 8, 1994, Craig entered into a consulting agreement with SBH pursuant to which the Company has agreed, among other things, to render consulting services for a five year period, for an annual fee of $1.5 million, payable quarterly. Included in service income for both the 1996 and 1995 Quarter is $375,000 and for both the 1996 and 1995 Nine Months is $1,125,000, earned pursuant to this agreement. SBH has the right to terminate the consulting agreement if it were to redeem the SBH Preferred Stock.


Equity in earnings of affiliates
--------------------------------


   As described above, in March 1996, the Company's common stock interests in SBH was exchanged for preferred stock and in May 1996 the Company increased its ownership in RC to greater than 50%. As a result of increasing its ownership in RC to greater than 50%, the Company now reports its ownership in Reading on a consolidated basis and therefore the assets and liabilities of RC are recorded in the Company's consolidated balance sheet and the revenues and expenses are recorded in the Company's Statement of Operations as of and for the nine months ended September 30, 1996 as compared to the prior years presentation under the equity method of accounting which reflects RC on the Balance Sheet as Investment in affiliate and in the Statement of Operations as equity earnings in affiliate. Equity in earnings of affiliates reflects the Company's share of net earnings or losses of Stater, Reading and Citadel before preferred dividends, for the periods in which the Company held its common stock interests. The following table sets forth the contribution by affiliate of the equity in earnings or losses of affiliates less preferred stock dividends for the periods reported:


         Equity in Earnings of Affiliates - Contribution by Affiliates
      -------------------------------------------------------------------
                                (In thousands)

                         Three Months Ended     Nine Months Ended
                            September 30,          September 30,
                            1996       1995        1996       1995
                           -----     ------      ------     ------
          SBH             $   --     $  786      $1,608     $2,834

          CHC                 41        (23)      1,475       (474)

          Reading             --        974          --      1,125
                           -----     ------      ------     ------
                           $  41     $1,737      $3,083     $3,485
                           -----     ------      ------     ------


Stater
------

   Effective March 8, 1996, upon receipt by the Company of SBH Preferred Stock in exchange for its common stock interest, the Company discontinued the use of the equity method of accounting for its investment in Stater. Accordingly, the 1996 Quarter and 1996 Nine Months are not comparable to the 1995 Quarter and 1995 Nine Months as they no longer include the Company's share of Stater's operating results after February 1996. Included in the Statement of Operations as dividend income from affiliates is approximately $1.836 million for the 1996 Quarter and $4.130 million for the 1996 Nine Months earned with respect to the SBH Preferred Stock received in March 1996. The payment of dividends by Stater to the Company is restricted subject to various financial covenants in the Stater credit agreements.


Citadel
-------


   In March 1996, Craig sold its common stock interest in Citadel to Reading for an aggregate sale price of approximately $3.325 million which was paid in the form of a five year unsecured note which provided for the payment of interest at a rate equal to LIBOR plus 2.25%. The note was paid in full on July 29, 1996.

   At June 30, 1996, the Company's holdings in CHC include a 26.1% common stock interest and 1,329,114 shares of CHC 3% Cumulative Voting Convertible Preferred Stock, stated value $3.95 per share, or $5.25 million, in the aggregate, which represents approximately 18.1% of the voting power of CHC. In addition, the Company owns a warrant to purchase 666,000 shares of CHC at $3.00 per share, which, if issued, when considered with the Company's current holdings, would represent approximately 44.5% of the then issued outstanding voting securities of CHC.

   CHC reported net income of approximately $197,000 in the 1996 Quarter as compared to a loss of $95,000 in the 1995 Quarter. CHC reported net income of $5,981,000 (the Company's share after preferred dividends amounting to approximately $1,475,000) in the 1996 Nine Months as compared to $1,282,000 in the 1995 Nine Months. CHC's net earnings for the 1996 Nine Months include approximately $1,493,000 from the sale of a rental property and non-recurring income amounting to $4 million resulting from the recognition of previously deferred proceeds from the bulk sale of loans and properties by CHC's previously owned subsidiary. CHC's net earnings for the 1995 Nine Months include approximately $1,541,000 from the sale of rental property.

   As of September 30, 1996, CHC's assets amounted to approximately $35.4 million and were comprised of cash amounting to approximately $19.8 million and three properties (two office buildings and one apartment building) approximating $14.5 million. On October 15, 1996, CHC acquired Reading equity securities and an Asset Put Option for approximately $7 million (See Note 11 to Consolidated financial statements). In addition, in October 1996, Citadel amended the office lease of one its properties, entered into a new lease with Disney Enterprises, Inc. and as a result expects to incur leasehold improvement and building upgrade costs of approximately $3.9 million.

Reading - Theater revenues and theater costs
--------------------------------------------

   The 1996 Quarter and Nine Months includes the results of RC on a consolidated basis rather than the equity method of accounting. See Note 2 to the Consolidated financial statements for a comparison of Reading's operating results on a stand alone basis for the 1996 periods as compared to the 1995 periods. As of September 30, 1996, RC's principal operating revenues are derived from conventional multiplex cinema exhibition in Puerto Rico through its Cine Vista Cinemas chain. Theater revenues increased to $13 million for the 1996 Nine

Months as compared to $11.7 million for the 1995 Nine Months. The increase was due primarily to an increase resulting from the opening of a new 8-screen theater in late 1995, higher box office revenues at certain existing theaters and the inclusion of approximately $.8 million in Angelika theater revenues subsequent to its acquisition in late August 1996.

   Theater costs reflect the direct theater costs of Cine Vista operations. The increase in theater costs in the 1996 Nine Months as compared to the 1995 Nine Months reflects the higher costs associated with higher revenues, increased film rent percentages, and the operating expenses associated with the opening of the 8-screen theater in late 1995 and the Angelika in August 1996.

Interest income and expense
---------------------------

   The increase in interest and dividend income in the 1996 Quarter as compared to the 1995 Quarter is generally attributable to accounting for Reading on a consolidated basis in the 1996 Quarter and 1996 Nine Months as compared to the equity method in the 1995 corresponding periods. Interest and dividend income amounted to $765,000 in the 1996 Quarter as compared to $307,000 in the 1995 Quarter and amounted to $2,469,000 in the 1996 Nine Months as compared to $1,104,000 in the 1995 Nine Months.

   Revenue from "Interest and other dividends" is expected to decrease due to lower investable funds due to the purchase of Angelika and funding of the development of Reading International.

General and administrative expenses
-----------------------------------

   Operating, general and administrative expenses of the Company amounted to $1,755,000 for the 1996 Quarter compared to $525,000 for the 1995 Quarter. General and administrative expenses in the 1996 Nine Months amounted to $5,008,000 as compared to $1,425,000 for the 1995 Nine Months. The 1996 periods include the consolidated accounts of Reading, amounting to $875,000 in the 1996 Quarter and $2,961,000 for the 1996 Nine Months. General and administrative costs with respect to Reading for the comparable 1995 Quarter and 1995 Nine Months amounted to $1,018,000 and $3,009,000, respectively. In addition to the increase in general and administrative expenses caused by consolidating Reading, the Company incurred development and operating losses with respect to its corporate joint venture in a retail store/restaurant chain concept amounting to approximately $375,000 in the 1996 Quarter and $550,000 in the 1996 Nine Months.

   Expenses in the 1996 Quarter and 1996 Nine Months includes approximately $456,000 and $1,368,000, respectively, of general, administrative and development expenses incurred with respect to the foreign operations of Reading International. Reading International is actively seeking properties to develop in Australia and has acquired a property and has made deposits for several other real property purchases or leases. The Company does not anticipate revenues from Reading International during the next 15 months and therefore anticipates continuing losses during such periods as operations are developed.

Liquidity
---------

    At September 30, 1996, the Company had cash and cash equivalents totaling approximately $39.3 million which includes approximately $21.1 million held by

Reading and $15.3 million held by Reading International. At September 30, 1996, Craig had cash and cash equivalents approximating $2.8 million. Reading is majority owned by the Company and, accordingly, is included in the consolidated financial statements of the Company as of September 30, 1996 (see Notes 1 and 2 to consolidated financial statements). However, Craig and Reading are separate public companies and each entity's capital resources and liquidity is independent of the other.

    In November 1995, the Craig and Reading formed Reading International in order to make available additional capital and liquidity to develop theater opportunities in Australia. On March 29, 1996, Craig and Reading entered into a Capital Funding Agreement with respect to Reading International pursuant to which they agreed to increase the capital committed by the Craig and Reading to Reading International to approximately $103 million through a combination of cash contributions and secured capital funding undertakings. Craig and Reading each immediately contributed to Reading International $12.5 million in cash and have undertook to contribute up to an additional $37.5 million on an as needed basis (the "Funding Commitment"). To secure the Funding Commitment, Craig Management Inc., a wholly owned subsidiary of Craig pledged its SBH Preferred Stock interest and Reading pledged its interest in Cine Vista and certain government securities. Pursuant to the Exchange Transaction, Craig transferred its interest in Reading International to Reading and the Capital Funding Agreement was terminated.


    Reading acquired an 83.3% interest in the Angelika theater in Manhattan (See
Note 5) for approximately $12.394 million in August 1996. Cine Vista, has three new theaters under development and is seeking additional theater sites in Puerto Rico. In December 1995, Cine Vista entered into a revolving credit agreement which terms allow Cine Vista to borrow up to $15 million to repay certain loans to a wholly owned subsidiary of Reading and fund certain new theater development expenditures. No amounts are presently outstanding under the credit agreement.

    The Company believes that there are significant expansion opportunities in the cinema exhibition business and that if it is to fully exploit the opportunities for growth in the exhibition business, the Company needed to simplify the corporate structures which it found necessary to utilize in pursuing such opportunities. Accordingly, the Exchange Transaction consummated between Craig, Reading and Citadel (see Note 11) was developed to achieve the goals of increasing Reading's capital base while simultaneously simplifying the corporate structure of Reading and Craig. Pursuant to the terms of the Exchange Transaction, Craig exchanged its SBH Preferred Stock, its 50% membership interest in Reading International and its CHC Preferred Stock in exchange for common and preferred stock in Reading. Citadel contributed cash in the amount of $7 million in exchange for preferred stock in Reading and certain contractual rights.

    As the consolidated financial statements of the Company reflect the assets of Craig and Reading on a consolidated basis, such contemplated Stock Transaction, if consummated, is not expected to materially impact the consolidated asset values of the assets transferred as reported by Craig. The Exchange Transaction legally transferred the title of the above described assets from Craig to Reading, resulting in Craig's assets being comprised generally of Reading Common and Preferred Stock. Accordingly, the future liquidity of Craig will be principally dependent on Reading's ability to pay dividends in accordance with the terms of the Reading Preferred Stock issued in the Exchange Transaction, amounting to approximately $3.575 million annually.

    Craig expects that its sources of funds in the near term will include cash on hand (approximately $2.8 million at November 13, 1996), consulting fees from Stater and quarterly dividends on the Reading Preferred Stock received in the Exchange Transaction, amounting to approximately $3.575 million annually.

    Cash and cash equivalents increased $20,643,000 from $18,645,000 at January 1, 1996 to $39,288,000 at September 30, 1996 due primarily to the effects of accounting for Reading on a consolidated basis. As described above, during the 1996 Nine Months, Craig increased its ownership in Reading from less than 50% to approximately 52.5%. Such purchase resulted in the Company including the assets and liabilities of Reading on a consolidated basis in the financial statements, which had the effect of increasing cash and cash equivalents by approximately $44,891,000, net of Craig's cash purchase of the acquisition amounting to approximately $1,752,000. The increase resulting from the consolidation of Reading in the 1996 Nine Months was offset by the purchase of property, plant and equipment amounting to $1.9 million, the purchase of the Angelika theater amounting to $12.4 million (See Note 5) and land acquisitions by Reading International amounting to approximately $4.3 million.

    In March 1996, Craig sold its common stock interest in Citadel to Reading for an aggregate sale price of approximately $3.325 million, which was paid in the form of a five year unsecured note which provided for the payment of interest at a rate equal to LIBOR plus 2.25%. Such note was paid in full on July 29, 1996.

    Cash and cash equivalents decreased approximately $7,584,000 in the 1996 Nine Months as a result of Craig's repurchasing 516,100 shares of its common stock. The source of funds for such purchase was working capital. As of November 13, 1996, Craig's cash and cash equivalents approximated $2.6 million.

                                    PART 2


ITEM 1.   LEGAL PROCEEDINGS

        In September 1996, an individual shareholder of Reading commenced a purported class action on behalf of Reading's minority shareholders owning Class A Common Stock (the "Shareholder Action"), entitled Walter Alfin v. Reading Company, et al., in the Philadelphia County Court of Common Pleas relating to the transactions which were approved by Reading shareholders on October 15, 1996 (See Note 11). The complaint in the Shareholder Action (the "Complaint") named Reading, Craig, former directors of Reading, Gerard P. Laheney and Ralph B. Perry III,and all current directors of Reading as defendants. The complaint alleges, among other things, that (i) none of the directors of Reading are independent and each was appointed by James J. Cotter, Craig or those controlled by them: (ii) resignations of Messrs. Laheney and Perry from the Board of Reading, and of Edward L. Kane from the Board of Craig, were a sham designed to give the "appearance" that each is disinterested, and that, in reality, none of the defendants can exercise independent business judgement or protect the interests of Reading's minority shareholders; (iii) the Stock Transactions are "in violation of defendants' fiduciary duties owed" to the holders of Class A Common Stock and "in violation of Pennsylvania law," in that the Stock Transactions lack a valid business purpose and are "designed and intended solely to minimize the interests of" the holders of Reading's Class A Common Stock and "dilute their continued equity participation" in Reading, to the advantage of Craig, Citadel, and their controlling shareholders; (iv) the Board of Directors of Reading are unable to consider the transactions in a way that reflects the "intrinsic value" of the Class A Common Stock; (v) the defendants other than Reading have breached their fiduciary and other duties to the purported class in that they have not exercised independent business judgement, have acted to the detriment of the holders of Class A Common Stock in order to benefit defendants, and have participated in a plan to dilute the interests of such shareholders for no proper business purpose, particularly that the investment in the Stater Stock is inconsistent with Reading's identified business; (vi) Reading's Board of Directors have "gone through the motions" of appointing the Independent Committee of "purportedly independent directors"; (vii) the defendants have failed to disclose the "full extent of the future earnings potential" of Reading as well as the value of its assets and the assets to be transferred to it; and
(viii) Craig will benefit unjustly by having its credit rating upgraded and its balance sheet bolstered. The Complaint seeks preliminary and permanent injunctive relief to prevent the consummation of the Stock Transactions or any similar transaction, recision of the Stock Transactions if they are consummated, divesture by the defendants of assets and shares of Reading they may obtain as a result of the Stock Transactions, and unspecified damages and other relief. Management believes that the allegations are without merit and intends to vigorously defend itself against such Shareholders Action.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.  The following exhibits are filed as part of this report:

          27.    Financial Data Schedule, Article 5.

          B. No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CRAIG CORPORATION
                               -----------------

                                 By:      /s/ S. Craig Tompkins
                                         ------------------------
                                        President
                                        November 14, 1996

                                 By:      /s/ Robin W. Skophammer
                                         ------------------------
                                        Chief Financial Officer
                                        November 14, 1996