Form 10-K
period 1996-12-31
CRAIG CORP
filed 1997-04-25
CIK 110985

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
              ___________________________________________________
                                   FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  For the fiscal year ended December 31, 1996



                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________ to _____________________


                         Commission file number 1-6123



                               CRAIG CORPORATION
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                   95-1620188
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)



550 South Hope Street, Suite 1825                       90071
          Los Angeles  CA
(Address of principal executive offices)              (Zip Code)


      Registrant's telephone number, including area code:  (213) 239-0555


Securities Registered pursuant to Section 12(b) of the Act:


                                            NAMES OF EXCHANGES ON
         TITLE OF EACH CLASS                WHICH EACH CLASS REGISTERED
         -------------------                ---------------------------
  Common stock, $0.25 par value, Class A    New York Stock Exchange
  Common preference stock, $.01 par value   and Pacific Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes [_]     No [X]

   The aggregate market value of voting stock held by non-affiliates of the Registrant was $60,620,000 as of April 15, 1997.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 15, 1997, there were 3,762,912 shares of Common Stock, $0.25 par value per share, and 1,622,000 shares of Class A Common Preference Stock, $0.01 par value per share, outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 1996 Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's Annual Meeting of Stockholders, are incorporated by reference in PART III hereof.

                               CRAIG CORPORATION

                          ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1996

                                     INDEX

----------------------------------------------------------------------------



PART I.                                                              PAGE
Item 1.        Business                                                1
Item 2.        Properties                                             21
Item 3.        Legal Proceedings                                      24
Item 4.        Submission of Matters to a Vote of Security Holders    25




PART II.

Item 5.        Market for the Registrant's Common Stock and Related
               Stockholder Matters                                    26
Item 6.        Selected Financial Data                                27
Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations ("MD&A")           28
Item 8.        Financial Statements and Supplementary Data            49
Item 9.        Change in and Disagreements with Accountants on
               Accounting and Financial Disclosure                    49



PART III.

Item 10.       Directors and Executive Officers of the Registrant     50
Item 11.       Executive Compensation                                 50
Item 12.       Security Ownership of Certain Beneficial Owners
               and Management                                         50
Item 13.       Certain Relationships and Related Transactions         50




PART IV.


Item 14.       Exhibits, Financial Statement Schedule, and
               Reports on Form 8-K                                    51
               Signatures

                                    PART I
                                    ------


ITEM 1.   BUSINESS

GENERAL
-------

          Introduction:  Craig Corporation (Craig, collectively with its wholly
          ------------
owned subsidiaries, the "Company", and collectively with its consolidated subsidiaries the "Consolidated Company") is in the business of identifying, acquiring, owning and strategically managing controlling interests in other operating companies. The Company is not in the business of investing, reinvesting or trading in securities.

          Historically, the Company's principal assets have been a 50% common stock interest in Stater Bros. Holdings, Inc., the holding company for a Southern California retail grocery store chain with approximately 110 stores ("SBH" and collectively with its consolidated subsidiaries, "Stater"); a controlling interest in Reading Entertainment, Inc., a cinema exhibition and real estate company headquartered in Philadelphia, Pennsylvania ("REI" and collectively with its consolidated subsidiaries, "Reading"); and a controlling interest in Citadel Holding Corporation, a company engaged, since a restructuring in August 1994, primarily in the holding and management of its commercial real estate assets and the providing of real estate consulting services to Reading ("CHC" and collectively with its consolidated subsidiaries, "Citadel"). Subsequent to the exchange transaction with Citadel and Reading, described below, consummated on October 15, 1996 (the "Stock Transactions"), the Company's principal holdings at the end of 1996 consisted of (i) common and preferred stock representing approximately 77.4% of the voting power of REI,
(ii) warrants to acquire newly issued shares representing approximately 11% of the outstanding common shares of CHC (which warrants have since been exercised in full), (iii) cash and cash equivalents, and (iv) a 50% membership interest in a developmental chain restaurant operation, Hope Street Hospitality LLC ("HSH").

          The Company currently reports for financial purposes on a consolidated basis with Reading. However, the Company does not consolidate with Reading for tax purposes, does not have common financing with Reading, does not guarantee the obligations of Reading and has separate offices and, with two exceptions, separate officers and directors from Reading. These common officers and directors are separately compensated by the Company and Reading.

          Stater:  The Company first acquired an equity interest in Stater in
          ------
1986. By 1989, this interest represented 50% of the outstanding voting equity of that company; the remaining 50% being owned by La Cadena Investments, a general partnership consisting of the key executive officers of Stater ("La Cadena"). In 1994, the Company, Stater and La Cadena consummated a series of separate transactions as a result of which the Company, among other things, received from Stater pre-tax cash proceeds of approximately $42 million and a return of 311,404 shares of its Common Stock, La Cadena obtained voting control over SBH, and Stater, among other things, acquired the rights to convert the Company's common stock interest in SBH into a preferred stock interest and an option to purchase the Company's entire equity interest in that company at a formula price. In March 1996, Stater exercised its right to exchange 693,650 shares of Stater Series B 10.5% Voting Preferred Stock, stated value $100 per share (the "Stater Preferred Stock"), for the Company's common stock interest in Stater. This reduced the Company's voting interest in Stater from 48% to 20% of the total voting power of SBH. Stater has the right to purchase the Stater Preferred Stock at any time through 2006 at stated value plus accumulated dividends. At September 29, 1996 (its fiscal year end), Stater operated 110 grocery stores and reported gross sales of $1.705 billion, income from operations of $47 million and net income of $16 million.

          The Company's Chairman, James J. Cotter, is a director of SBH and the Company currently provides consulting services to Stater pursuant to a consulting agreement (the "Stater Consulting Agreement"), under which it receives a fee of $1.5 million per year. The Stater Consulting Agreement runs through March 1999, however, Stater has the right to terminate the agreement if it repurchases the Stater Preferred Stock.

          Although Stater is privately held, Stater is publicly reporting in that it files periodic reports with respect to its debt securities with the Securities and Exchange Commission (the "SEC").

          Citadel:  In 1986, the Company acquired options to purchase 4.5% of
          -------
the outstanding common stock of CHC, a publicly traded company whose shares are listed for trading on the American Stock Exchange. The Company exercised those options in 1987, and by the close of that year owned approximately 9% of the outstanding common stock of CHC. Prior to August 1994, CHC was the holding company for Fidelity Federal Bank, FSB ("Fidelity"). In August 1994, as a result of the weakened financial position of Fidelity caused, in part, by declines in the Southern California real estate market and the Northridge earthquake, Fidelity consummated a recapitalization transaction in which CHC received certain real estate assets and litigation claims from Fidelity and CHC's interest was diluted, as a consequence of the issuance by Fidelity of new equity securities, from 100% to approximately 16%. Following that recapitalization, the Company during 1994 increased its voting interest in CHC from approximately 9% to approximately 25%, represented by 667,012 shares of CHC Common Stock and 1,329,114 shares of CHC 3% Cumulative Voting Convertible Preferred Stock (the "CHC Preferred Stock" and collectively with certain successor securities described in greater detail below, the "Citadel Preferred Stock"), and thereafter to approximately 48% at December 31, 1995 represented by 1,564,673 shares of CHC Common Stock and the Citadel Preferred Stock. In April 1995, the Company acquired two year warrants to purchase, at $3.00 per share, 666,000 shares of CHC Common Stock (representing approximately 11% of the then outstanding CHC Common Stock). The Company transferred its CHC Common Stock and CHC Preferred Stock to Reading in 1996, and exercised its warrants in April 1997. Citadel redeemed the Citadel Preferred Stock in the fourth quarter of 1996. Accordingly, as of April 1997, the Consolidated Company holds 2,230,472 shares of CHC Common Stock representing approximately 33.4% of the voting power of that company, and no Citadel Preferred Stock.

          At December 31, 1996, Citadel's assets had a book value for purposes of Citadel's consolidated financial statements on CHC's consolidated balance sheet of $30.3 million, consisting principally of two office buildings (located in Glendale, California and Phoenix, Arizona), 70,000 shares of REI Series A Convertible Preferred Stock and cash and cash equivalents. At that same date, Citadel had long term liabilities (consisting of mortgage debt on its two office properties) of $10.3 million. Citadel also holds a put option to put to Reading, through approximately April 2000, subject to certain limitations, all of its assets other than the Series A Convertible Preferred Stock, in exchange for REI common stock (the "Asset Put Option"). Generally, the Asset Put Option provides for a conversion price of $11.75 per share, if exercised prior to October 31, 1997, and $12.25 if exercised thereafter.

          The Company's Chairman is the Chairman of CHC, and the Company's President is the Vice Chairman, Secretary, Treasurer and Principal Accounting Officer of CHC. The Company's Chairman and President constitute two of CHC's four directors. Citadel shares office space with the Company and receives certain administrative support services under a cost sharing arrangement between the two companies. The two overlapping officers are separately compensated by Citadel for their services as directors of that company.

          Reading:  The Company has been acquiring stock in REI, a publicly
          -------
traded company whose shares are quoted on the NASDAQ National Market and traded on the Philadelphia Stock Exchange, and in its predecessor, Reading Company, since 1989. By the end of the second quarter of 1996, this interest had grown to approximately 52.5% of the outstanding voting securities of that company. In November 1995, the Company and Reading formed Reading International Cinemas LLC ("Reading International" and collectively with its direct and indirect subsidiaries, "Reading Australia"), owned in equal portions by the Company and Reading, to pursue the development of cinemas in Australia. During the first quarter of 1996, Reading acquired from the Company its common stock interest in CHC and during the fourth quarter of 1996, the Company, Reading and Citadel consummated the Stock Transactions in which the Company contributed its Stater Preferred Stock, Citadel Preferred Stock and its 50% membership interest in Reading International to Reading in exchange for common stock and preferred stock of REI. Citadel contributed cash in the amount of $7 million in exchange for a separate class of REI preferred stock and certain contractual rights including the Asset Put Option. As a consequence of the Stock Transactions and certain other open market acquisitions by the Company made after the Stock Transactions, the Company now holds 5,165,516 shares of REI Common Stock and 550,000 shares of REI Series B Preferred Stock, which in the aggregate represent approximately 78% of the outstanding voting power of REI. Citadel currently owns, as a result of the Stock Transactions, 70,000 shares of REI Series A Preferred Stock representing approximately 5% of the outstanding voting power of REI, and the Asset Put Option.

          While engaged in certain other activities, such as the sale of its residual interests in certain real estate previously used by it in its days as an operating railroad and certain equipment leasing matters, Reading is principally engaged in the development, ownership and management of cinemas and of cinema-based entertainment centers. Reading's current cinema related activities include (1) the ownership, operation and further expansion of a chain of multiplex cinemas located in Puerto Rico and operated under the "Cine Vista" name, (2) the ownership of an 83.3% interest in the Angelika Film Center, an art and specialty multiplex cinema and cafe complex located in the Soho area of New York City, and the expansion of that concept to other strategic US urban centers, and (3) the ownership, operation and development of a chain of multiplex cinemas and cinemas-based entertainment centers in Australia.

          Reading acquired the Stater Preferred Stock and the Citadel Preferred Stock to provide it with assets with which to build its cinema exhibition and associated real estate development business and not to engage in the retail grocery business or to engage in the business of buying, selling, trading, holding or otherwise investing or reinvesting in securities.

          The Company's Chairman and President are, respectively, the Chairman and Vice Chairman of the Board of Directors of Reading, and comprise two of the six directors of that company. These common directors are separately compensated by Reading for their services to that company.

          HSH: In January 1996, the Company formed a joint venture in the form
          ---
of a limited liability company (1) to acquire the rights for the Western United States to produce a woodfired Montreal style bagel, (2) to build a store to test the concept in the United States, and (3) if that concept proved successful, potentially to develop a chain of such stores. The founders of this joint venture and the holders of the remaining 50% membership interest in HSH are two individuals whose principal business is their employment as managing directors of an international investment banking firm. Through December 31, 1996, the Company had contributed approximately $780,000 to HSH, which having opened its store in July 1996, is currently operating at a deficit. No assurances can be given that this store will operate successfully or that, even if it does, the Company will elect to participate in the development of additional stores.

          Other:  The Company continues to consider and review opportunities to
          -----
acquire controlling interests in operating companies.

THE STOCK TRANSACTIONS
----------------------

          In October 1996, two transactions were approved by shareholders of REI, including a reorganization of Reading Company under a Delaware corporation, (the "Reorganization") and the Stock Transactions. Both transactions were completed on October 15, 1996. The Reorganization was effected pursuant to an Agreement and Plan of Merger (the "Merger Agreement") among Reading Company, REI, which was a newly formed, wholly-owned subsidiary of Reading Company, and Reading Merger Co. ("Merger Co.") which was a newly formed, wholly-owned subsidiary of REI. In the Reorganization, Reading Company merged with Merger Co. and each outstanding share of Reading Company's Common Stock and Class A Common Stock was converted into the right to receive one share of REI's Common Stock. As a result of the Reorganization, Reading Company became a wholly-owned subsidiary of REI and the shareholders of Reading Company became shareholders of REI.

          The Stock Transactions were carried out pursuant to an Exchange Agreement, dated September 4, 1996 (the "Exchange Agreement"), between Craig, REI, Citadel, and Reading Company. In the Stock Transactions, REI issued (i) 70,000 shares of Series A Voting Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") to Citadel, and granted certain contractual rights to Citadel in return for $7 million in cash and (ii) 550,000 shares of Series B Voting Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") and 2,476,190 shares of Common Stock to Craig in exchange for certain assets owned by Craig. The assets acquired by REI from Craig consisted of the 693,650 shares of Stater Preferred Stock, Craig's 50% membership interest in Reading International, of which an indirect wholly owned subsidiary of REI was the sole other member, and 1,329,114 shares of Citadel's Preferred Stock.

          The contractual rights granted to Citadel in the Stock Transactions are set forth in an Asset Put and Registration Rights Agreement pursuant to which Citadel has the right (the "Asset Put Option"), exercisable at any time after October 15, 1996 and until 30 days after REI files its Annual Report on Form 10-K for the year ending December 31, 1999, to require REI to acquire substantially all of Citadel's assets, and assume related liabilities (such as mortgages), for shares of REI Common Stock. In exchange for up to $20 million in aggregate appraised value of Citadel assets on exercise of the Asset Put Option, REI is obligated to deliver to Citadel a number of shares of REI Common Stock determined by dividing the value of the Citadel assets by $11.75 if the notice of exercise is received by October 31, 1997 and $12.25 if notice is received thereafter. If the appraised value of the Citadel assets is in excess of $20 million, REI is obligated to pay for the excess by issuing Common Stock at the then fair market value. REI is not obligated to acquire more than $30 million of assets.

          The Series A and Series B Preferred Stock of REI (collectively, the "Convertible Preferred Stock") have stated values of $7 million and $55 million, respectively. Holders of each series of the Convertible Preferred Stock are entitled to cast 9.64 votes per share, voting together with the holders of the Common Stock and the other series of Convertible Preferred Stock, on any matters presented to shareholders of REI. Each share of Series A Preferred Stock is convertible into shares of Common Stock at a conversion price of $11.50, and each share of Series B Preferred Stock is convertible into shares of Common Stock at a conversion price of $12.25, each subject to adjustment on certain events, at any time after April 15, 1998. The shares of Series A Preferred Stock may also be converted after a change in control. REI has the right to require conversion of the Series A Preferred Stock if the average market price of the Common Stock over a 180-calendar day period exceeds $15.525. REI granted certain registration rights to Citadel with respect to the shares of Common Stock issuable on conversion of the Series A Preferred Stock and the Asset Put Option.

          Citadel has the right during the 90 day period beginning October 15, 2001, or in the event of a change of control of REI, to require REI to repurchase the Series A Preferred Stock at its stated value plus accrued and unpaid dividends plus, in the case of a change of control, a premium. In addition, if REI fails to pay dividends on the Series A Preferred Stock for four quarters, Citadel may (after April 15, 1998) require REI to repurchase the Series A Preferred Stock. Also, REI has certain rights to redeem the Convertible Preferred Stock at its option. Due to the redemption provisions, the Series A Preferred Stock has not been included as a component of Shareholders' Equity in the Consolidated Balance Sheet and is separately categorized as "Redeemable Preferred Stock of Reading."

          REI and Citadel also agreed that, immediately following REI's receipt of the CHC Preferred Stock from Craig, Reading would deliver the CHC Preferred Stock to Citadel in exchange for an equal number of shares of a new series of Citadel preferred stock (the "Citadel Series B Preferred Stock"). The CHC Preferred Stock and the Citadel Series B Preferred Stock were substantially identical, except that the Citadel Series B Preferred Stock reduced the accrual rate on the redemption premium from 9% per annum to 3% per annum subsequent to the closing of the Stock Transactions and also provided that the Citadel Series B Preferred Stock could not be presented for conversion to Citadel common stock for a period of one year beginning 15 days after Citadel filed its 1996 Annual Report on Form 10-K with the SEC.

          On December 18, 1996, REI elected to convert the Citadel Series B Preferred Stock into Citadel common stock whereupon Citadel exercised its right to redeem the Citadel Series B Preferred Stock. REI received gross proceeds of approximately $6.2 million on such redemptions.

DESCRIPTION OF BUSINESS
-----------------------

          General:  The Company's business is the identification, acquisition,
          -------
ownership and strategic management of controlling interests in other operating companies. The Company's business objective is to serve as a holding company and management resource to a diversified group of such operating companies. The Company is not in the business of investing, reinvesting or trading in securities. Over the past ten years, while the Company has reviewed a number of opportunities, the Company's efforts have focused primarily on three such companies: Stater (retail grocery), Reading (cinema exhibition and real estate development) and Citadel (initially, a savings and loan holding company and now principally a real estate company). In addition, the Company has recently allocated capital to the development of HSH. The Company continues to review opportunities to move into new businesses, through the acquisition of control positions in other enterprises.

          Employees:  The Company's executives consist of Mr. S. Craig Tompkins
          ---------
(formerly a partner with Gibson, Dunn & Crutcher, and currently a director and the President of the Company, the Vice Chairman of REI, the Vice Chairman, Secretary, Treasurer and Principal Accounting Officer of CHC and a Managing Director of HSH), Ms. Robin Skophammer (formerly a partner with KPMG Peat Marwick, and a director of SBH and currently the Chief Financial Officer of the Company) and Ms. Ellen Cotter (formerly with White & Case and currently the Vice President - Business Affairs of the Company). Mr. James J. Cotter, the Company's Chairman, is the Chairman of REI, the Chairman of CHC and a director of SBH, and provides services to the Company pursuant to a consulting arrangement. Mr. Cotter owns, assuming exercise of his outstanding options, 26.8% of the Company's then issued equity securities and, together with other securities which Mr. Cotter has beneficial voting ownership, represents approximately 50.2% of the voting securities of the Company. In addition, the Company has three administrative employees. The Company considers its relations with its employees to be good.

          Properties: Although the ownership of real estate is an important
          ----------
element of the business of Reading and Citadel, the Company does not directly own any real estate other than a condominium property in a high rise residential building located in Hollywood, California. The Company has a lease expiring in 2001 for approximately 5,000 square foot of office space in a Downtown Los Angeles high rise, which it uses as its principal executive offices and shares with Citadel and is the guarantor of the lease of approximately 3,500 square feet of space utilized by HSH for its store. The HSH lease provides for basic and percentage rent and has a term ending in 2006, but is terminable at the option of HSH in 1999 for a cancelable fee of $45,000. The Company does not guarantee any of the leasehold or other obligations of any of its other affiliates.

          Reading Entertainment, Inc.: Set forth below is a more detailed
          ---------------------------
discussion of the businesses conducted by Craig's majority owned subsidiary, Reading.

          At December 31, 1996, the Company held 5,087,016 shares of REI Common Stock and 550,000 shares of REI Series B Preferred Stock, which together represent approximately 77.4% of the voting power of REI. The Series B Preferred Stock is junior to the 70,000 shares of REI Series A Preferred Stock (aggregate stated value $7 million) held by Citadel, has a stated value and liquidation preference of $100 per share, has a cumulative dividend of 6.5% and is entitled to cast 9.64 votes per share, voting together with the holder of the REI Common Stock and the Series A Preferred Stock on any matter presented to the shareholders of REI, as well as customary class voting rights. Each share of the Company's Series B Preferred Stock is convertible into shares of REI Common Stock at a conversion price of $12.25 each, subject to adjustment on certain events, at any time after April 15, 1998. For financial statement purposes, REI is consolidated as a majority owned subsidiary of the Company and, accordingly, the Company's investment in REI is eliminated in the December 31, 1996 consolidated financial statements.

READING BUSINESS

READING GENERAL

          REI was formed in order to effect a reorganization of Reading Company under a Delaware holding company. Initially organized in 1833, Reading's predecessors have been doing business in the United States for almost 165 years.

          Prior to the creation of the Consolidated Rail Corporation ("Conrail"), Reading was principally in the transportation business, owning and operating the Reading Railroad. Following the transfer of substantially all of its rolling stock and active rail lines to Conrail in 1976, Reading pursued a number of endeavors including the development of One Reading Center (a 600,000 square foot office complex located in Philadelphia) and initiated the activities which led to the development of the Pennsylvania Convention Center on land originally utilized by Reading for railroad operating purposes. Since 1976, Reading has reduced its railroad real estate holdings from approximately 700 parcels and rights-of-way to 28.

          In 1993, following the sale of its last major railroad asset -- the Reading Terminal Headhouse -- and a thorough review of the opportunities available to it, Reading determined to refocus its essentially real estate based activities on the "Beyond-the-Home" or real estate based segment of the entertainment industry. Since that date, Reading

          .    in 1994, acquired and has since expanded a chain of multiplex cinemas located in Puerto Rico ("Cine Vista"),

          .    in 1996, acquired the Angelika Film Center, an art and specialty multiplex cinema and cafe facility located in the Soho district of New York City, and began the rollout of that concept into other cities, beginning with the development of a 29,000 square foot multiplex art cinema and cafe as a part of the Bayou Place development in Houston, Texas, and

          .    in 1996, constructed and opened its first multiplex cinema in
Australia, as the first step in Reading's plan to become one of the principal cinema circuits and an established developer of entertainment center complexes featuring multiplex cinema facilities in that country.

          In recognition of the significant amounts of capital required to compete in the cinema exhibition business, and in furtherance of its plan to focus on and the development of cinemas and cinema based entertainment centers, on October 15, 1996 the Reorganization and Stock Transactions were consummated.

          Most of Reading's theater development projects are in the early stage of development. At December 31, 1996, a significant portion of Reading's assets is represented by cash (totaling approximately $48.7 million at December 31, 1996), land held for development ($7.3 million at December 31, 1996), and equity securities in two other companies. These securities consist of 693,650 shares of the Stater Preferred Stock and 1,564,473 shares of the CHC common stock, representing approximately 26% of the voting power, of CHC. Reading intends to use these assets to continue to build its Beyond-the-Home entertainment business, and not to engage in the retail grocery business or in the business of acquiring, selling, holding, trading or investing in securities.

          In addition to its principal activities in the Beyond-the-Home entertainment business, Reading continues to be engaged in the business of winding up its historic railroad related activities, including the sale or other exploitation of its residual real estate interests, and in certain financial activities such as equipment leasing through its affiliate, FA, Inc.

          Shares of the common stock, par value $.001 per share (the "Common Stock"), of REI are quoted on the NASDAQ National Market ("NNM") and trade on the Philadelphia Stock Exchange under the symbols RDGE and RDG, respectively.

READING DESCRIPTION OF BUSINESS

          Reading is primarily engaged in the development of cinema based entertainment centers and in the multiplex cinema exhibition business in Puerto Rico under the Cine Vista marquee, in Australia under the Reading Cinemas marquee, and with respect to the exhibition of art and specialty film in the United States under the Angelika marquee. While exceptions may be made with respect to certain well-situated cinemas with proven or projected draw as art and specialty houses, it is Reading's intention to develop or acquire exclusively multiplex venues. With respect to new construction, it is Reading's intention to focus primarily upon a stadium seating format, and to feature wall-to-wall screens and state-of-the-art projection and sound.

Cine Vista
----------

          Acquired effective July 1, 1994, for a cash purchase price of $22.7 million (inclusive of acquisition expenses in the amount of $323,000), Cine Vista operated motion picture exhibition facilities in six leased locations in Puerto Rico at the time of its acquisition. Since that date, Cine Vista has added eight screens in a new complex at Plaza Palma Real in Humacao, and on March 26, 1997, six screens in a new complex in the Mayaguez Shopping Center in Mayaguez. In addition, an eight screen complex is under development to replace the current six-screen facility at the Mayaguez Mall, also in Mayaguez. This expanded facility is scheduled to open in mid 1998. Reading is currently negotiating with respect to the construction of approximately 22 additional screens at two locations in Puerto Rico and the expansion of one of its existing facilities. However, no assurances can be given that such negotiations will result in operating facilities.

          All of Cine Vista's theaters are modern multi-screen facilities. Listed below are Cine Vista's current locations and theater sites under development.

                                                             NUMBER
                                                             ------
                                                               OF
                                                               --
EXISTING THEATERS                    LOCATION                SCREENS
-----------------                    --------                -------

Plaza de las Americas Mall           San Juan                  10
El Senorial Shopping Center          San Juan                   4
Cinema Centro                        Bayamon *                  6
Plaza del Norte Shopping Center      Hatillo                    6
Mayaguez Mall***                     Hormigueros **             6
Cayey Shopping Center                Cayey                      4
Plaza Palma Real                     Humacao                    8
Mayaguez Shopping Center (1)         Mayaguez                   6

UNDER DEVELOPMENT
-----------------
Mayaguez Mall***                     Hormigueros **             8

(1)  Opened March 26, 1997
 *   San Juan metropolitan area
 **  Mayaguez metropolitan area
 *** Four of the six screens at the Mayaguez Mall will be closed in mid-1997 in order to permit the construction of a new eight screen theater at this location. Upon completion of the new facility in mid 1998, the two existing screens will be closed.

          Puerto Rico is a self-governing Commonwealth of the United States with a population of approximately 3.8 million people. Puerto Rico exercises control over internal affairs similar to states of the U.S.; however, the relationship with the United States Federal Government is different than that of a state. Residents of Puerto Rico are citizens of the United States, but do not vote in national elections and, with certain exceptions, do not pay federal income taxes. Income taxes are paid instead under a system established by the Commonwealth. In recent years, there have been two major views concerning the future relationship with the United States Government; one favoring statehood and the other favoring continuation of commonwealth status. In 1993, Puerto Rico voters were asked in a plebiscite to express their preference for statehood (48.4%), commonwealth status (46.2%) or independence (4.4%). The United States mainland is Puerto Rico's largest trading partner.

          During the last four years, Puerto Rico has undergone significant retail shopping center development. During this period, the number of multiplex theaters has increased substantially. Reading's principal competitor, Caribbean Cinemas, a privately-owned company, has opened three complexes representing approximately 33 screens in the San Juan metropolitan area since the beginning of 1996. All of these complexes were under development at the time Reading purchased its interest in Cine Vista. These new screens have adversely affected Reading's current operations, reducing in the near term Reading's market share from approximately 42% to approximately 24% percent. Reading believes that, while Cine Vista has an opportunity to expand its operations through the development of new multiplex theaters and improvement of its existing operations, the Puerto Rico market will be substantially built out by the year 2000. It is unlikely that Reading will develop more than an additional thirty to thirty-five screens in Puerto Rico over the next three years (excluding the eight screens under development at the Mayaguez Mall).

          Cine Vista derives approximately 70% of its revenues from box office receipts. Ticket prices vary by location, and provide for reduced rates for senior citizens and children. Box office receipts are reported net of a 10% excise tax imposed by Puerto Rico. Show times and features are placed in advertisements in local newspapers with the costs of such advertisements paid by Cine Vista. Film distributors may supplementally advertise certain feature films with the costs generally paid by distributors.

          Concession sales account for approximately 25% of total revenues. Concession products primarily include popcorn, candy and soda. Cine Vista has implemented training programs and incentive programs and experiments with product mix changes in order to increase the amount and frequency of concession purchases by theater patrons.

          Screen advertising revenues contribute approximately 4% of total revenues. Cine Vista has agreements with a major soft-drink bottler and an independent advertising production company to show advertisements on theater screens prior to feature film showings. Other sources of revenue include revenues from theater rentals for meetings, conferences, special film exhibitions and vending machine receipts or rentals.

            Licensing/Pricing: Films are licensed under agreements with major
            ------------------
film distributors and several local distributors specializing in films of special interest to residents of Puerto Rico. Puerto Rico regulations generally require that film exhibitors be provided with an opportunity to view films prior to submitting bids, that film distributors provide advance notice of films which will be provided to the market, and are generally designed to preclude anticompetitive practices. Films are licensed on a film-by-film, theater-by-theater basis. Generally, film payment terms provide for payment to film distributors under a percentage of gross box office receipts formula or an adjusted gross receipts formula. Under the gross receipts formula, the film distributor receives a specified percentage of the gross box office receipts. Ordinarily, the percentage will decline from a range of 60-70% in the first playweek to a low of 30% after 4-5 weeks. Under an adjusted gross receipts formula, the film distributor receives a specified percentage (usually 90%) of the box office receipts over the "House Allowance," a negotiated allowance for theater expenses.

          Cine Vista licenses film from substantially all of the major United States studios and is not dependent upon any one film distributor for all of its products. However, in the event Reading was unable to license film from a major studio, such lack of supply could have a material effect upon Cine Vista's business. Cine Vista believes that the popularity of the Puerto Rico exhibition market and Puerto Rico rules governing film licensing make such a situation unlikely. In 1996, films licensed from Cine Vista's four largest film suppliers accounted for approximately 65% of Cine Vista's box office revenues.

          Competition:  Reading believes there are approximately 32 first-run
          ------------
movie theaters in daily operation with approximately 179 screens in Puerto Rico. Based upon number of screens, box office revenues and number of theaters, Cine Vista is the second largest exhibitor in Puerto Rico. The three largest exhibitors are believed to account for over 99% of the box office revenues recorded in 1996 by theaters in daily operation. Competition among the theater exhibitors exists not only for theater patrons within certain geographic areas, but also for the licensing of films and the development of new theater sites. The number of sites suitable for multiplex cinemas is limited. Competitors of Cine Vista are expected to continue to open theaters competitive with Cine Vista's. Since the beginning of 1996, Reading's principal competitor's opened three complexes in the San Juan metropolitan area adding 33 screens, all of which are competitive with Reading's theaters, and which have attracted business that would otherwise have gone to theaters owned by Cine Vista. This competitor has at least one additional competitive theater under development, which is expected to add 12 screens to the San Juan market.

          Seasonality:  Most major films are released to coincide with the
          ------------
summer months, when schools are closed or the winter holiday seasons. Accordingly, Cine Vista has historically recorded greater revenues and earnings during the second half of the calendar year.

          Employees: Cine Vista has approximately 175 employees in Puerto
          ----------
Rico, approximately 15 of whom are employed under the terms of a collective bargaining agreement. The collective bargaining agreement expires in May 1997. Reading believes its relations with its employees in Puerto Rico to be good.

Angelika Film Centers
---------------------

          On August 27, 1996, Reading and Sutton Hill Associates ("Sutton Hill"), a New York cinema exhibitor, acquired, for approximately $12,570,000 (inclusive of $529,000 in acquisition costs), the Angelika Film Center (the "Angelika"), a multiplex theater located in the Soho district of New York City and which Reading believes to be the premier specialty theater in the United States. Reading and Sutton Hill have formed a limited liability company, Angelika Film Centers LLC ("AFC"), to hold their interest in the Angelika.

          Reading contributed 83.3% of the capital of AFC and Sutton Hill contributed the remaining 16.7%. The operating agreement of AFC provides that all depreciation and amortization (the "Special Deductions") will first be allocated to Sutton Hill until the aggregate amount of such Special Deductions equals Sutton Hill's initial investment. Thereafter, Reading will receive all Special Deductions until the relative ownership interests are equal to the initial ownership interests of the parties. Sutton Hill has agreed to subordinate its interest in AFC to Reading's interest in order to permit Reading to pledge AFC and its assets as collateral to secure borrowings by Reading. In addition, Sutton Hill has agreed that Reading will be entitled to receive up to 100% of the proceeds of borrowings by AFC, up to the amount of Reading's initial capital contribution of AFC.

          AFC is managed by City Cinemas Corporation ("City Cinemas"), a cinema management company owned by Sutton Hill, pursuant to the terms of a management agreement (the "Management Agreement"). The Management Agreement provides for City Cinemas to manage the Angelika for a minimum annual fee of $125,000 plus an incentive fee equal to 50% of annual cash flow (as defined in the Management Agreement) over prespecified levels, provided, however, that the maximum annual fee (minimum fee plus incentive fee) may not exceed 5% of the Angelika's annual revenues.

          The Angelika reported 1996 revenue of $7.4 million. AFC has reached agreement with its landlord to extend the remaining term of the Angelika lease from approximately 12.5 years to approximately 29.5 years, and the landlord has submitted such amended lease to its lender for its consent.

          Reading is currently working to develop additional Angelika Film Centers in major urban areas located throughout the United States. It is not currently anticipated that City Cinemas would participate in centers located outside of New York City. In accordance with Reading's business plan, on February 27, 1997, Reading entered into an agreement for the construction and lease of a 1,450-seat, eight-screen, 29,000 square foot art and specialty cinema and cafe facility to be located in the Bayou Place entertainment center in Houston, Texas. Bayou Place is being developed by The Cordish Company pursuant to a ground lease and development agreement with the City of Houston. The complex sits over a 3,000-car parking garage and is located in the middle of the City's theater district. The lease is subject to approval by the City, the execution and delivery by the City of a suitable agreement of attornment and non-disturbance and the granting by the City of certain parking rights.
Assuming the prompt approval of the lease and the prompt execution and delivery of such an agreement and grant of parking rights, it is anticipated that the Houston Angelika could be opened in time for the 1997 year-end Holiday season. Reading is currently in negotiation with owners and developers with respect to a number of additional potential locations. No assurances can be given, however, that any of the negotiations will result in operational theaters.

          Reading believes that the exhibition of first run art and specialty films is a niche business, in some ways distinct from the business of exhibiting bigger budget wide release films. At the present time, the only national chain specializing in art and specialty film is Landmark Cinemas, a subsidiary of Metromedia Company which operates over 140 screens in over 50 locations, principally in California and Washington. Many larger cities have smaller chains which operate one to five locations. While major chains specializing in conventional wide release film product also may exhibit art and specialty product from time to time, these chains have typically limited themselves to the exhibition of such crossover art films as Four Weddings and a Funeral, The English Patient, Pulp Fiction, The Piano and Shine. This may change as more megaplex complexes with 16 or more screens are constructed, particularly if the number of films released by the distributors of conventional wide release film product decreases or if art and specialty film develops in popularity to the point where it enjoys a wider release than is currently typically the case with such films. Current levels of film production continue to provide megaplex exhibitors with sufficient film product to make such exhibitors inconsistent sources of screens for the distributors of art and specialty film. Art cinemas complexes, which typically do not exhibit conventional wide release films, are accordingly currently a more consistent source of screens to the distributors of art and specialty film.

            Licensing/Pricing: Art and specialty films are available from many
            -----------------
sources ranging from the divisions of the larger film distributors specializing in the distribution of specialty films to individuals that have acquired domestic rights to one film. Generally, film payment terms are based upon an adjusted gross receipts formula where the film distributors receive a specified percentage (usually 90%) of the box office receipts over the "House Allowance," a negotiated allowance for theater expenses.

            Competition: In most markets, art and specialty film is currently
            -----------
exhibited at older independently owned one and two screen theater complexes.
Few such independent exhibitors operate cinemas in more than one metropolitan area. Reading believes that there is currently a window of opportunity to construct, in a number of under-serviced urban markets, a nationwide chain of state-of-the-art multiplex cinemas specializing in art and specialty film. Reading further believes that the distributors of such films may favor distribution of art and specialty film to such a specialized chain as opposed to distribution to conventional megaplex operators, since megaplex operators will typically prefer to exhibit mainstream bigger budget film rather than art product and, accordingly, may not be as consistent and as dependable a source of screens as exhibitors who show only art and specialty film product. Reading also believes that patrons of art and specialty film may prefer a cinema experience that is different from that offered by a megaplex complex and that the familiarity and goodwill associated with the Angelika name and the strength of Reading's balance sheet may give Reading a competitive advantage over other independent exhibitors of art and specialty films. However, the cinema industry is currently in a state of significant change, as illustrated by the significant number of multiplex and megaplex theaters which have been constructed or announced in recent periods, and no assurances can be given that Reading's plans can be successfully implemented.

          Seasonality: The exhibition of art and specialty film, while still
          ------------
somewhat seasonal in nature, is less so than the film exhibition business generally. Art and specialty films tend to be released more evenly over the course of the year and, if successful, to enjoy a longer run than wide release films. The popularity of art and specialty film has increased significantly in recent years, grossing domestically approximately $98,000,000, $112,000,000, $244,000,000, $372,000,000, $355,000,000 in 1991 through 1995, respectively, and over $500,000,000 in 1996 (based upon management estimates).

          Employees: AFC has approximately 30 employees, three of whom are
          ---------
employed under the terms of a collective bargaining agreement. The collective bargaining agreement expires in October 1998. AFC believes its relations with its employees to be good.

Reading Australia
-----------------

          Reading commenced activities in Australia in mid-1995, and currently conducts business in Australia through Reading Australia. Reading Australia has retained several key executives resident in Australia, acquired or signed agreements to acquire several parcels of real estate for development as entertainment centers with multiplex cinemas and complementary uses and, on December 26, 1996, opened its first multiplex cinema in Australia.

          Reading Australia's initial business plan has been to focus on two types of locations. The first type of locations are large freehold sites or long-term leasehold properties located in metropolitan areas and which Reading believes can be developed as entertainment centers ("Entertainment Centers") providing patrons with not only a state-of-the-art multiplex cinema facility (typically featuring a complex with 12 or more screens), but also with convenient on-site parking and access to complementary amenities such as restaurants. Entertainment Center projects are currently being developed by wholly-owned subsidiaries of Reading Australia.

          The second type of locations are smaller sites ("Country Cinemas"), located in smaller metropolitan areas which cannot, in the view of Reading, currently support larger multiplex complexes. It is expected that the Country

Cinemas will be developed by Australia Country Cinemas Pty. Limited ("ACC"), a company which will be owned 75% by a subsidiary of Reading Australia and 25% by a company owned by an Australian national, resident in Australia and from a family long experienced in the cinema exhibition and supply business. These Country Cinemas are a secondary focus for Reading, the principal focus being upon the development and operation of Entertainment Centers, and it is uncertain as to how many Country Cinemas locations will be developed.

          The initial cinema opened by Reading Australia was a Country Cinema consisting of six screens and 1,364 seats located on a long-term leasehold property in Townsville, Queensland. In March 1997, Reading broke ground on another Country Cinema, a six-plex virtually identical to the Townsville theater, located on a long-term leasehold in Mandurah, Western Australia.

          In addition, Reading Australia has signed contracts to acquire the following properties for development as Entertainment Centers:

                                                                                                       ESTIMATED
                                                                                                      DEVELOPMENT
                                       LAND                                 APPROXIMATE                 SIZE IN
                                      SIZE IN            APPROXIMATE          CINEMA                    SQUARE
                                      SQUARE              PURCHASE            SIZE IN                  FOOTAGE OF
           SITE                       FOOTAGE              PRICE            SQUARE FEET               IMPROVEMENTS
           ----                       -------            -----------        -----------             --------------
Auburn, New South Wales               522,720            $8,500,000            60,000                    210,000
Frankston, Victoria/1/                227,750            N/A                   64,000                     94,000
Moonee Ponds, Victoria                129,949            $5,400,000            54,000                    103,000
Newmarket, Queensland                 172,160            $4,800,000            49,000                    161,000

/1/ Under the applicable development agreement, Reading Australia is required to make certain infrastructure improvements which are estimated to cost approximately $6,000,000.

          Reading has also signed a lease on a site mentioned below and is about to sign a lease on the second site mentioned below. In both cases, Reading's interest would be limited to that of the owner/operator of a multiplex cinema as follows:

                                             CINEMA SIZE IN                    NUMBER
           SITE                               SQUARE FEET                    OF SCREENS
           ----                              --------------                  ----------
Liverpool, New South Wales                      68,000                        18 screens
Penrith, New South Wales                        70,000                        12 screens

          Reading has accumulated, as the consequence of three separate acquisitions, a 50 acre site in Burwood, Victoria. This site was originally acquired for development of a mega-plex cinema. However, such use is currently being reevaluated as a consequence of an adverse land use determination, which negated certain permits which were in place at the time the land was acquired.

          Reading, generally speaking, has encountered substantial opposition to its attempt to develop freestanding cinemas in entertainment complexes in Australia. Currently, most cinemas in Australia are located within the central business district (the "CBD") of the community which they serve. In the case of multiplex developments, such complexes are typically found on second or third floor locations in large privately-owned shopping centers. This course of development has historically been a function of Australian land use planning which is more protective of CBDs and of private shopping center development than is typically the case in the United States and has, in the view of Reading, resulted in facilities that are typically less convenient to the public and less modern than the current generation of U.S. multiplexes and in higher ticket prices than are typically found in the United States.

          In the view of Reading, the principal competitive restraint on the development of its business in Australia is the availability of sites. The Company's principal competitors and certain major commercial landlords are currently attempting to use this historical course of land use development to prevent the construction of freestanding cinemas in entertainment complexes, particularly where those complexes are located outside of an established CBD or shopping center development. At the present time, competitors or shopping centers' landlords are contesting the suitability, from a land use point of view, of several of the above referenced locations. In the case of Reading's 50-acre site at Burwood in Victoria, the relevant Minister (Minister for Planning and Local Government) preempted local zoning authorities to prohibit Reading's intended development of a 25-screen cinema complex, which would have competed with complexes owned by the principal theater operators in Australia and located in shopping centers owned by some of the principal landlords in Australia.

          The inability to develop free standing cinemas as part of Entertainment Centers would be adverse to Reading, since the principal exhibitors in Australia have close historic relations with that country's principal shopping center owners.

          In light of the opposition encountered to date, no assurances can be given that Reading will be able to accomplish its business objectives in Australia. Furthermore, even if those objectives are eventually achieved, the realization of these objectives will likely require a longer period of time and a greater level of developmental costs than originally anticipated by Reading. While Reading remains committed to its plans with respect to Australia, no assurances can be given that Reading will be able to obtain the governmental approvals needed to develop its Entertainment Center sites and Reading does not anticipate that it will have any of its metropolitan locations open before the fourth quarter of 1998. Each of the agreements signed by Reading to acquire or lease land is, in effect, subject to the receipt of all permits required for the construction of a multiplex cinema.

          As each of Frankston, Moonee Ponds and Newmarket are located in either CBD or an entertainment zone, Reading anticipates that it will receive the permits needed to proceed with such locations. Reading's transferor at Auburn has been granted development consent for the construction of a 2,000 seat, eight screen complex although building approval is required before construction can commence. However, a competitor has challenged the legality of such permit and filed suit to overturn the permit. Reading intends to vigorously defend this attempt by such competitor to delay or block this project. Reading

Properties Pty. Limited, a subsidiary of RAPL, has been joined as a party in the relevant legal proceeding. As to Liverpool, the determination of the City Council to deny a permit has been appealed to the Land and Environment Court. Penrith is also located in an entertainment zone, and applications for necessary permits have been filed.

          As to the Burwood Property (a parcel of undeveloped land acquired by Reading in 1995 for $7.3 million), Reading is currently reviewing its options as to possible alternative uses of the site. At the present time, Reading believes it unlikely, absent a change in governmental attitude in Victoria as to the development of cinemas outside of established shopping centers, that the property can be developed for cinema or other entertainment-oriented purposes. However, Reading believes that the parcel has significant value for alternative uses.

          In addition to the locations referenced above, Reading has been in negotiations for some period of time with AMP Investments Limited ("AMP") concerning a ground lease and the construction of a twelve screen cinema on a 60,000 square foot pad at AMP's Mount Gravatt shopping center in Queensland. Based upon the advice of counsel, Reading is of the view that an enforceable lease currently exists between Reading and AMP with respect to that site. However, AMP is currently taking the position that no such lease exists and has stated an unwillingness to proceed. Without waiving its position that an enforceable lease does presently exist, Reading is presently continuing discussions with AMP, in an effort to overcome AMP's current unwillingness to proceed. If these discussions do not resolve the issue, Reading intends to litigate the matter.

          Australia is a self-governing and fully independent member of the Commonwealth of Nations. The constitution resembles that of the United States in that it creates a federal form of government, under which the powers of the central government are specified and all residual powers are left to the states. The country is organized into five mainland states (New South Wales, Queensland, South Australia, Victoria and Western Australia), one island state (Tasmania) and two territories (Australian Capital Territory and the Northern Territory).

          The ceremonial supreme executive is the British monarch, represented by the governor-general and in each of the six states by a governor. These officials are appointed by the British monarch, but appointments are nearly always recommended by the Australian governments. True executive power rests with the prime minister, the leader of the majority party in the House of Representatives. The legislature is bicameral, with a Senate and a House of Representatives, and the ministers are appointed by the prime minister from the membership of the House and the Senate. The organization of the state government is similar to that of the central government. Each state has an appointed governor, an elected premier and a legislature.

          Although Australia is the sixth largest country in the world in land mass, it only has a population of approximately 19.2 million people. This population is concentrated in a few coastal urban areas, with approximately 4 million in the greater Sydney area, 3.4 million in the greater Melbourne area,

1.7 million in the Brisbane area, 1.1 million in Adelaide and 1.4 million in Perth. Australia is one of the richest countries in the world in terms of natural resources per capita and one of the most economically developed countries in the world, although vast areas of the interior, known as "the Outback," remain all but uninhabited. The principal language is English, and the largest part of the population traces its origin to Britain and Europe, although an increasing portion of the population has immigrated from the Far East. Australian taste in film has historically been similar to that of American audiences.

          Internal trade is dominated by the two most populous states, New South Wales (mainly Sydney) and Victoria (mainly Melbourne). Together these two states account for a majority of all wholesale trade and approximately 75% of all retail sales. At the present time, Australia's principal trading partners are the United States and Japan.

          Australia does not restrict the flow of currency into the country from the U.S, or out of Australia to the United States. Also, subject to certain review procedures, U.S. companies are typically permitted to operate businesses and to own real estate.

          Licensing/Pricing: Films are licensed under agreements with major
          -----------------
film distributors and several local distributors who distribute specialized films. Film exhibitors are provided with an opportunity to view films prior to negotiating with the film distributor the commercial terms applicable to its release. Films are licensed on a film-by-film, theater-by-theater basis. Reading Australia licenses films from all film distributors as appropriate to each location.

          Generally, film payment terms provide for payment to film distributors under a gross box office receipts formula or an adjusted gross receipts formula. Under the gross receipts formula, the film distributor receives a specified percentage of the gross box office receipts. Ordinarily, the percentage will decline from a range of 50%-60% in the first play week to a low of 25% after 4-5 weeks. Under an adjusted gross receipts formula, the film distributor receives a specified percentage, usually 80% or 90%, of the box office receipts over the "House Allowance," a negotiated allowance for theater expenses. Normally, the higher of the above two calculations is the amount paid to the distributor.

          Competition: The film exhibition business in Australia is
          -----------
concentrated and, to a certain extent, vertically integrated. The principal exhibitors in Australia include Village Roadshow Limited ("Village") with approximately 136 screens, Greater Union and affiliates with approximately 278 screens and Hoyts Cinemas ("Hoyts") with approximately 166 screens. Independents as a group operates approximately 560 screens.

          Greater Union is the owner of Birch Carroll & Coyle and a part owner of Village. The Company understands that certain of the new multiplex cinema projects announced by Village are being jointly developed by Greater Union, Village, and Warner Bros. Hoyts has announced plans to add approximately 140 new multiplex screens.

          These companies have substantial capital resources. Village had a publicly reported consolidated net worth of approximately $650 million at June 30, 1996. The Greater Union organization does not separately publish financial reports, but its parent, Amalgamented Holdings, had a publicly reported consolidated net worth of approximately $210 million at June 30, 1996. Hoyts Cinemas recently completed a public offering, increasing its net worth to approximately $170 million.

          The industry is somewhat vertically integrated in that Village also serves as a distributor of film in Australia for Warner Bros. and Disney/Touchstone/Buena Vista. Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow Film Distributors. Roadshow Film Distributors is owned equally by Village and Greater Union. The practical impact of this vertical integration is mitigated to some extent, however, by the Australian legal requirement that all films be made reasonably available to all exhibitors.

          Seasonality: Major films are generally released to coincide with the
          -----------
school holiday trading periods, particularly the summer holidays. Accordingly, Reading Australia would expect to record greater revenues and earnings during the first half of the calendar year.

          Employees: Reading Australia has seven executive and administrative
          ---------
employees and approximately 30 theater employees.

The principal executive officers of Reading are as follows:

          Mr. Smerling has been President of Reading Entertainment since January 1997 and has served as President of Reading Cinemas, Inc. since November 1994. Mr. Smerling also serves as the President of Cine Vista and the Chief Executive Officer of Reading Australia. Mr. Smerling served as president of Loews Theater Management Corporation, a subsidiary of Sony Corporation, from May 1990 until November 1994. Mr. Smerling also serves as President and Chief Executive Officer of City Cinemas, a motion picture exhibitor located in New York City, New York. City Cinemas is an affiliate of James J. Cotter and has entered into an Executive Sharing Agreement with Reading with respect to the services of Mr. Smerling.

          Mr. Rochester has been Chief Executive Officer of Reading Australia since November 1995. From 1990 through 1995, Mr. Rochester was the Managing Director of Television & Media Services Ltd. (formerly Hoyts Entertainment Ltd.). He also served in several other executive offices for that organization since 1987.

          Mr. Wunderle has been Chief Financial Officer since January 1987 and Executive Vice President, Treasurer, and Chief Financial Officer since December 1988. He has been Treasurer since March 1986.

          In addition, Reading has contractual arrangements with certain other individuals and/or certain affiliated companies which make available to Reading consulting services from the following individuals:

          John Foley: Mr. Foley has been a full time employee of City Cinemas since January 1997, and in this capacity provides booking and site identification advice to Reading. Prior to joining City Cinemas, Mr. Foley was the President of Distribution for Miramax, where he, among other things, developed and implemented the distribution plan for The English Patient, the winner of nine Academy Awards and one of the most profitable art films of all time. Prior to joining Miramax in 1994, Mr. Foley was the President of Distribution for MGM/UA from 1989 through 1993.

          Steve Wesson: Mr. Wesson has been the President and Chief Executive Officer of CHC since August 1994. Prior to his employment by Citadel in 1993, Mr. Wesson was the Chief Executive Officer of Burton Properties Trust Inc., the U.S. real estate subsidiary of The Burton Group PLC, from 1989. Reading receives real estate consulting services from Citadel pursuant to an agreement.


Hope Street Hospitality, LLC.
-----------------------------

     At December 31, 1996, the Company held a 50% membership interest in HSH, the remaining 50% interest being held by two individuals, whose principal business is their employment as Managing Directors with an international investment banking firm. HSH was formed in early 1996 in order to (i) acquire the rights for the Western United States (and an option to acquire such rights for the remainder of the United States) to make use of certain trade secret information related to the baking in a woodfired oven of a handmade bagel in the type and style popular in Montreal, Canada; (ii) build a prototype store, and (iii) if the store proves successful, to possibly develop a chain of such stores.

     HSH opened its store in July 1996 on a long term leasehold property located in the Century City Area of Los Angeles, and through December 31, 1996 the HSH members had invested approximately $1.5 million in this project. HSH has encountered substantial competition from other developers of bagel oriented stores, some of which have substantially greater capital and/or restaurant experience than does HSH. Furthermore, HSH has had difficulty producing a hand-rolled and woodbaked product which can be priced competitively with bagel producers who rely upon central commissaries, frozen doughs, machine produced bagels, and conventional convection ovens and who, accordingly, are able to operate with smaller facilities and less expensive labor than does HSH. At the present time, the store is not operating on a profitable basis, and HSH is currently reviewing ways in which the concept can be modified to achieve profitability. No assurances can be given that such efforts will be successfully achieved.

     The store is operated in a 3,500 square foot facility, under a 10-year building lease, providing for base rent plus a percentage of gross sales. The lease is terminable after three years at the option of HSH, upon payment of a terminable fee of $145,000. At current sales levels, rent is approximately $8,545 per month, plus cost of insurance, utilities and property taxes. This lease has been guaranteed by the Company. HSH has approximately 30 employees, 5 of which are salaried, and none of which are unionized.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
-----------------------------------------------------------

          The following table indicates the relative amounts of revenues from operations and identifiable assets of the Consolidated Company by geographic area during the year ended December 31, 1996, the three months ended December 31, 1995 and the two years ended September 30, 1995 and 1994. The Consolidated Company has no export revenues.

                                   YEAR ENDED          THREE MONTHS               YEARS ENDED SEPTEMBER
                                    DECEMBER              ENDED                            30,
                                       31,             DECEMBER 31,
                                      1996                 1995                    1995            1994
                                   ----------          ------------             ----------      ----------
Revenues:
  Puerto Rico                      $ 15,523               $    --               $    --          $    --
  Mainland United States (1)          3,256                    --                    --               --
  Australia (2)                          --                    --                    --               --
  Corporate                           9,086                 2,288                 6,182           11,593

Income (loss) from operations: (3)
  Puerto Rico                      $    385               $    --               $    --          $    --
  Mainland United States                956                    --                    --               --
  Australia                          (2,816)                 (492)                   --               --
  Corporate and Other (4)            12,485                 2,084                 5,108            2,040

Identifiable assets: (5)
  Puerto Rico                      $ 26,529               $    --               $    --           $   --
  Mainland United States             15,824                    --                    --               --
  Australia                          12,948                    --                    --               --
  Corporate and other               110,667                90,790                84,669           80,027
  Consolidated Assets (6)          $165,968                90,790               $84,669          $80,027

1. The Angelika revenues represent only the period from August 27, 1996 through December 31, 1996.

2. Reading Australia recorded no revenues other than interest and dividend income, which income is included in Corporate and other.

3. Reflects earnings before gain from conversion of common stock interest in Stater, interest expense, taxes and intercompany interest and management fees and minority interest.

4. Corporate and other income includes corporate General and Administrative expense, Other Income, and Interest Income/Expense and excludes intercompany interest and management fees.

5. Reading Australia has cash, cash equivalents, and the Stater Preferred Stock, which assets had an aggregate book value of $82.210 million and have been included in the value of Corporate and other Assets.

6. Consolidated assets for all periods prior to 1996 do not include the identifiable assets or income (loss) from operations of REI on a consolidated basis.

ITEM 2.   PROPERTIES

CRAIG PROPERTIES

          Although the ownership of real estate is an important element of the business of Reading and Citadel, the Company does not directly own any real estate other than a condominium property in a high rise residential building located in Hollywood, California which the Company uses as executive offices and which is available to the directors of the Company while they are in Los Angeles. The Company has a lease expiring in 2001 for approximately 5,000 square foot of office space in a Downtown Los Angeles high rise, which it uses as its principal executive offices and shares with Citadel and is the guarantor of approximately 3,500 square feet of leased space utilized by HSH for its prototype store. The HSH lease provides for basic and percentage rent, has a term ending in 2006, but is terminable at the option of HSH in 1999 for a cancelable fee of $45,000. The Company does not guarantee any of the leasehold or other obligations of any of its affiliates.

READING PROPERTIES

REI Executive and Administrative Offices
----------------------------------------

          REI leases approximately 6,600 square feet of office space in center city Philadelphia. A subsidiary of Reading shares office space in New York City with City Cinemas. This space approximates 2,600 square feet, and the cost is apportioned between City Cinemas and REI.

Center City Philadelphia Properties
-----------------------------------

          Reading's properties in center city Philadelphia, all of which are owned in fee, consist of several parcels of land aggregating approximately .67 acres located near or adjacent to the site of the Convention Center which are currently leased to a parking lot operator; the Viaduct north of Vine Street to

Fairmount Avenue and adjacent parcels, comprising approximately 6.75 acres; and properties owned by partnerships in which Reading has interests.

Partnership Properties
----------------------

          S.R. Developers: A subsidiary of Reading is a general partner in S.R. Developers, a partnership which owns one property in center city Philadelphia.

          Parametric Garage Associates: A subsidiary of Reading is a general partner in Parametric Garage Associates, a partnership which owns the 750-car Gallery II Parking Garage (the "Garage"). The Garage is adjacent to the Pennsylvania Convention Center Complex. Reading has primary responsibility for the leasing and management of 19,000 gross rentable square feet of retail space on the ground level of the Garage pursuant to a management agreement and provides certain other management services to the partnership.

Other Domestic Non-Entertainment Real Estate
--------------------------------------------

          When Reading's railroad assets were conveyed to Conrail, Reading retained fee ownership of approximately 700 parcels and rights-of-way located throughout Pennsylvania, Delaware, and New Jersey. Approximately 23 parcels and rights-of-way located outside of center city Philadelphia are still owned by Reading. The parcels consist primarily of vacant land and buildings, some of which are leased.

Entertainment Properties
------------------------

          Reading currently leases approximately 227,728 square feet of completed theater space in the United States, Puerto Rico and Australia, as follows:


                                                    APPROXIMATE
                                                      RANGE OF             AVERAGE
                                   AGGREGATE           TERMS           REMAINING TERM
                                    SQUARE           (INCLUDING          (INCLUDING
                                   FOOTAGE           RENEWALS)            RENEWALS)
                                   --------         -----------        --------------
United States                        23,050              12.5                12.5(1)
Puerto Rico                         181,728          16-40 years               30
Australia                            16,000               30                   30

(1) Agreement has been reached with the landlord to extend the remaining term of the Angelika lease to approximately 29.5 years, and the landlord has submitted such amended lease to its lender for consent.

          In addition, Reading has signed leases with respect to additional to-be-built theater space of 29,000 square feet in the U.S., 36,000 square feet in Puerto Rico, and 174,600 square feet in Australia (calculated exclusive of the Mount Gravatt lease). These leases have average terms (including renewals) of 36 years and average base rents of $464,000.

          Reading currently has contracted to purchase 1,052,571 square feet of land comprised of four sites for the construction of cinemas and entertainment complexes in Australia.

          For more detailed information about Reading's entertainment properties, please see the discussion under Item 1. Business, Reading Description of Business, above.

Cine Vista Properties
---------------------

          All of Cine Vista's real properties are leased. The eight theaters are leased pursuant to long-term leases with remaining terms and renewal options ranging from 16 to 40 years. Cine Vista has executed an additional lease for an expansion of an existing theater, which lease term commences with occupancy, expected in mid-1998. The landlord of one of Cine Vista's theaters has the right to terminate the lease relating to space presently housing two screens, subject to six months' notice. All of Cine Vista's theater leases provide for the payment of minimum fixed rental payments and, in certain cases, may require additional payments based upon a percentage of theater revenues. Cine Vista also leases approximately 6,100 square feet of warehouse space and 2,200 square feet of office space.

Angelika Film Centers Properties
--------------------------------

          The Angelika Film Center is located in a leased facility of approximately 23,000 square feet in the Soho district of New York City.

Reading Australia Properties
----------------------------

          Reading Australia maintains leased offices in Melbourne and Sydney, Australia pursuant to short term leases. The total leased space is approximately 2,300 square feet. In December 1995, Reading Australia acquired a 50 acre site in a suburban area outside of Melbourne. Reading Australia had intended to build a theater on this site but the Minister for Planning and Local Government has intervened to negate certain permits which were in place at the time the land was acquired. Reading Australia believes that the site has value as an assemblage for other uses, even if it is unable to develop the site as a theater.

          Reading Australia opened its first theater in December 1996 in leased facilities in Townsville, Queensland under the Country Cinema concept and has broken ground on a second facility now under construction in Mandurah, West Australia.

          Reading Australia is aggressively pursuing other locations in and about Sydney and Melbourne and elsewhere in Australia upon which it may develop theater operations. It has made several refundable deposits related to lease and purchase proposals.

ITEM 3.   LEGAL PROCEEDINGS

CRAIG LEGAL PROCEEDING

          The Company has been named in certain litigation resulting from the Stock Transactions in October 1996. That litigation is described separately below under the heading "Stock Transaction Litigation."

READING LEGAL PROCEEDINGS

          Reading Company has been advised by the Environmental Protection Agency ("EPA") that it is a potentially responsible party ("PRP") under environmental laws including Federal Superfund legislation ("Superfund") for a site located in Douglassville, Pennsylvania. The EPA issued an Administrative Order under Superfund against 34 PRPs requiring, among other things, that the named parties be required to incinerate materials at the site pursuant to a 1989 Record of Decision ("ROD"). The ROD estimated that the incineration would cost approximately $53 million. Thirty-six PRPs were also named in a civil action brought by the United States Government which seeks to recover alleged costs incurred at the site by the United States of approximately $22 million. Reading Company was named in a third-party action instituted by the majority of the 36 PRPs sued by the United States. The actions instituted against Reading and approximately 300 PRPs seek to have the parties contribute to reimbursement for past costs and any costs associated with further remediation at the site.

          In 1995, the federal district court judge who presided over Reading Company's bankruptcy reorganization ruled that all liability asserted against Reading Company relating to the site was discharged pursuant to the consummation order issued in conjunction with Reading Company's bankruptcy on December 31, 1980. The judge's decision has been appealed and the appeal was heard in July 1996. The appellate court has not yet rendered its opinion.

          Pursuant to a settlement of litigation, the City of Philadelphia, Conrail, and the Southeastern Pennsylvania Transportation Agency have agreed to pay an amount ranging from 52% to 55% of future costs Reading Company may incur in cleaning environmental contamination on one of its other properties, the Viaduct, which Reading Company believes may be contaminated by PCBs. Reading Company has advised the EPA of the potential contamination. Reading Company has not determined the scope and extent of any such PCB contamination. However, Reading Company has been advised by counsel that, given the lack of regulatory attention to the Viaduct in the fourteen years which have elapsed since the EPA was notified of the likelihood of contamination, it is unlikely that Reading Company will be required to decontaminate the Viaduct or incur costs related thereto.

STOCK TRANSACTION LITIGATION

          In September 1996, the holder of 50 shares of REI Common Stock commenced a purported class action on behalf of Reading's minority shareholders owning Reading Company Class A Common Stock in the Philadelphia County Court of Common Pleas relating to the Reorganization and Stock Transactions. The complaint in the action (the "Complaint") named Reading, Craig, two former directors of Reading and all of the current directors of Reading (other than Gregory R. Brundage) as defendants. The Complaint alleged, among other things, that the Independent Committee set up to review the transactions and the current and former directors of Reading breached their fiduciary duty to the minority shareholders in the review and negotiation of the Reorganization and Stock Transactions and that none of the directors of Reading were independent and that they all were controlled by James J. Cotter, Craig or those controlled by them. The Complaint also alleged, in part, that the defendants failed to disclose the full future earnings potential of Reading and that Craig would benefit unjustly by having its credit rating upgraded and its balance sheet bolstered and that the value of the minority shareholders' interest in Reading was diluted by the transactions. The Complaint sought injunctive relief to prevent the consummation of the Stock Transactions and recision of the Stock Transactions if they were consummated and divestiture by the defendants of the assets or shares of Reading that they obtained as a result of the Stock Transactions, and unspecified damages and other relief.

          In October, all of the defendants filed preliminary objections to the Complaint and thereafter, by agreement of the parties and Order of the Court, Reading was dismissed as a defendant without prejudice. Plaintiff dismissed with prejudice his request for preliminary and permanent injunctive relief to prevent the consummation of the Stock Transactions and his request to rescind and set aside the Stock Transactions.

          In November, plaintiffs filed an amended complaint against all of Reading's present directors, its two former directors and Craig. The amended complaint does not name either Reading or Reading Company as a defendant. The amended complaint essentially restates all of the allegations contained in the Complaint and contends that the named defendant directors and Craig breached their fiduciary duties to the alleged class. The amended complaint seeks unspecified damages on behalf of the alleged class and attorneys' and experts' fees.

          Management believes that the allegations contained in the amended Complaint are without merit and intends to vigorously defend the directors in the matter. Reading has Directors and Officers liability insurance and believes that the claim is covered by such insurance.

     Reading is not a party to any other pending legal proceedings or environmental action which management believes could have a material adverse effect on its financial position.

ITEM 4.   SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDINGS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          The Common Stock and the Class A Common Preference Stock of the Company are traded on the New York and Pacific Stock Exchanges. Set forth below are quarterly high and low closing prices on the NYSE for the following periods:

                                    Class A Common
                                    Preference Stock     Common Stock

                                     High       Low      High       Low
--------------------------------------------------------------------------------
Year Ended December 31, 1996
          Quarter Ended:
            December 31, 1996       14  1/4   13  1/2   14  3/4   13 3/4
            September 30, 1996      14  3/8   11  1/4   16        12 1/8
            June 30, 1996           11  1/2   10  1/4   12  3/4   10 3/8
            March 31, 1996          11  1/2    9        12         9 3/4

Three Months Ended
            December 31, 1995        9  1/8    8  1/2    9  7/8    9

Year Ended September 30, 1995
          Quarter Ended:
            September 30, 1995       9  1/2    8  1/2   10  3/8   9  3/8
            June 30, 1995            9  1/2    8  1/2   10  3/8   9  3/4
            March 31, 1995           9  1/2    8  1/2   10  1/4   8  3/4
            December 31, 1994       10  7/8    8  3/4   11  1/4   8  1/4

          The approximate number of holders of record of the Company's Common Stock and Class A Common Preference Stock as of April 14, 1997 was 820 and 11, respectively. No cash dividends were declared or paid on the Company's Common Stock or Class A Common Preference Stock during the fiscal year ended December 31, 1996, the three months ended December 31, 1995 and the year ended September 30, 1995. It is the current intention of the Board of Directors not to declare cash dividends, due to the Company's intention to use its excess cash in connection with the operation of the Company.

ITEM 6.   SELECTED FINANCIAL DATA

          The following table sets forth certain historical consolidated financial information for the Company. This table is based on, and should be read in conjunction with, the Consolidated Financial Statements included elsewhere herein and the related notes thereto.

(in thousands, except per share information)

                                          THREE
                                YEAR     MONTHS                     YEAR ENDED SEPTEMBER 30,
                               ENDED      ENDED
                              DEC. 31,   DEC. 31,
                                1996       1995         1995       1994        1993        1992
------------------------------------------------------------------------------------------------
Revenues                      $27,865   $  2,288     $ 6,182   $ 11,593    $  2,337     $  4,944
Income (loss before
   extraordinary items         42,647        850       3,458      1,030      (5,915)      (7,954)
Extraordinary items                 -          -           -     (2,408)          0         (735)
-------------------------------------------------------------------------------------------------
Net income (loss) applicable
 to common shareholders       $42,647   $    850     $ 3,458    ($1,378)    ($5,915)     ($8,689)
=================================================================================================
Per share information:
 Income (loss) before
  extraordinary items         $  7.55   $   0.14     $  0.58   $   0.16    $  (0.93)    $  (1.26)
Extraordinary items                 -          -           -       (.38)          -        (0.12)
-------------------------------------------------------------------------------------------------
Net income (loss) applicable
 to common shareholders       $  7.55   $   0.14     $   0.58    ($0.22)   $  (0.93)    $  (1.38)
=================================================================================================

-------------------------------------------------------------------------------------------------
                                        AS OF
                                       DEC. 31,           AS OF YEAR ENDED SEPTEMBER 30,
                                       --------           ------------------------------
-----------------------------------------------------------------------------------------------------
                                            1996        1995         1994          1993          1992
-----------------------------------------------------------------------------------------------------
Total assets                            $165,968     $84,669     $ 80,027      $ 84,181      $ 71,282
Long term debt                             1,016           0            0        13,400         3,100
Redeemable preferred stock              $  7,000           0            0             0             0
Shareholders' equity                    $ 99,825     $63,891     $ 61,085      $ 65,268      $ 67,647
=====================================================================================================

Fiscal 1996 assets and revenues are not comparable to previous periods due to the Company's additional purchases of REI stock (See, "Stock Transactions"), which resulted in REI being included in the Consolidated Financial Statements in Fiscal 1996 on a consolidated basis as compared to the equity method of accounting in previous periods.

Fiscal 1996 includes a gain of approximately $58.979 million from the conversion of the Company's common stock holdings in Stater to Preferred Stock (see footnote 5 to Consolidated Financial Statements included herein).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

          The Company is in the business of identifying, acquiring, owning and strategically managing controlling interests in other operating companies.

          Prior to March 1996, the Company accounted for its interests in Stater, Reading and Citadel on the equity method. During 1996, certain transactions were effected which resulted in the transfer of the Company's entire interest in Stater and substantially all of its interest in Citadel to Reading and the consolidation, for accounting purposes, of Craig and Reading. Specifically, (a) in the first quarter of 1996, Stater exercised its right to convert the Company's 50% equity interest in Stater into 693,650 shares of Stater Preferred Stock, stated value $100 per share, and the Company sold its Citadel Common Stock to Reading, (b) in the second quarter of 1996, the Company increased its ownership in Reading to greater than 50%, and (c) in the fourth quarter of 1996, the Company contributed substantially all of its assets, including its Stater Preferred Stock, Citadel Preferred Stock and its interest in Reading International to Reading, in exchange for REI Common Stock and REI Series B Preferred Stock. At December 31, 1996, the Company owned REI Common Stock and REI Series B Preferred Stock representing approximately 77.4% of the voting power of that company, and warrants to purchase 666,000 shares of Citadel Common Stock at $3.00 per share, which warrants were subsequently exercised by the Company. On this same date, Reading held, in addition to its historic and internally developed assets, 693,650 shares of Stater Preferred Stock, and 1,564,473 shares of Citadel Common Stock.

          As used in this Item 7, the term the "Consolidated Company" is used to describe, for accounting purposes, the Company reporting on a consolidated basis its ownership interest in Reading for the year ended December 31, 1996. The Company is not consolidated with Reading for federal income tax purposes, does not have common financing with Reading, does not guarantee the obligations of Reading and the Company maintains separate offices and, with the exception of Messrs. Cotter and Tompkins, separate officers and directors from Reading. Messrs. Cotter and Tompkins are separately compensated by the Company and Reading.

          REI has elected to focus its theater development and related real estate development activities in three principal areas: (i) the management and development of motion picture theaters in Australia; (ii) the domestic management and development and acquisition of specialty motion pictures theaters which feature foreign and limited release art films similar to the Angelika; and
(iii) the management and development of motion picture theaters in Puerto Rico. To provide REI with equity to execute its theater acquisition and development plans, the Company, Reading and Citadel completed the Reorganization and Stock Transactions described below.

THE REORGANIZATION AND STOCK TRANSACTIONS

          The Reorganization of REI was effected in order to consolidate Reading's operations under a holding company incorporated under the laws of the State of Delaware. The Consolidated Company believes that such a structure will facilitate the financing of REI, without subjecting such capital to the contingent liabilities of the Reading Company's historical railroad businesses, and permit REI to avail itself of a more established body of corporate law than that of Pennsylvania (the state in which Reading Company is incorporated).

          Pursuant to the Stock Transactions, REI received $7,000,000 of cash from Citadel. In return REI issued to Citadel, $7,000,000 in stated value (70,000 shares) of REI's Series A Preferred Stock and granted Citadel certain contractual rights including the Asset Put Option. The Asset Put Option grants Citadel the right to require the Company to acquire substantially all of Citadel's assets and assume related liabilities in return for the issuance of Common Stock at any time through a date 30 days after the Company files its 1999 Annual Report on Form 10-K. The number of shares to be issued will be determined by dividing the appraised value of the Citadel assets or $20 million, whichever amount is lower, by $11.75 if Citadel exercises the Asset Put Option by October 31, 1997 and $12.25 thereafter. If the appraised value of the Citadel assets is in excess of $20 million, REI will issue Common Stock at fair market value for such excess up to a total of $30 million in Citadel assets. In addition, REI agreed to exchange the Citadel Preferred Stock, which was acquired from Craig in the Stock Transactions, for Citadel's Series B Preferred Stock containing terms modified in certain respects from the terms of the Citadel Preferred Stock. REI received from Craig the Stater Preferred Stock with a stated value of $69.365 million the Citadel Preferred Stock with a stated value of $5.250 million and Craig's 50% interest in Reading International. In return, REI issued to Craig, 2,476,190 shares of Common Stock and 550,000 shares ($55,000,000 stated value) of Series B Voting Cumulative Preferred Stock (the "Series B Preferred Stock").

Certain Financial Reporting and Tax Considerations
--------------------------------------------------

          The Reorganization and Stock Transactions have been accounted for as a purchase. The book value of the assets transferred by Craig to REI were as follows:



        Citadel Preferred Stock (1)                  5,250,000   *
        Stater Bros. Preferred Stock                67,978,000   *
        50% Ownership interest in Reading
        International                               13,194,000
                                                    ----------
        Gross Book Value of Assets Received        $86,422,000
                                                   ===========

          *    Plus accrued and unpaid dividends
          (1) The Citadel Preferred Stock was redeemed by Citadel in December 1996.

          The Stock Transactions are intended to qualify as an exchange under
Section 351(a) (a "351 Exchange") of the Internal Revenue Code of 1986, as amended (the "Code"). In a 351 Exchange, the party acquiring the assets (in the Stock Transactions, REI) retains the contributing parties' tax basis in the acquired assets, with no taxable gain recognized as a result of the exchange. The parties contributing assets (in the Stock Transactions, Craig and Citadel) obtain a basis in the assets received in the exchange equal to the basis in the assets which are contributed in the exchange (the Series A and Series B Preferred Stock). With the exception of the Stater Preferred Stock, the book value of the assets received in the Stock Transactions approximated the tax basis in the assets received. Craig's adjusted tax basis (for federal tax purposes) in the Stater Preferred Stock was approximately $5 million.

          The estimated federal tax liabilities associated with the assets transferred in the Stock Transactions was approximately $22.042 million, primarily relating to the Stater Preferred Stock. At the time of the closing of the Stock Transactions, REI had a gross deferred federal tax asset of $55.968 million and a tax asset valuation allowance (the "TAVA") in the same amount. Upon receipt of the Stater Preferred Stock, it was determined that it was more-likely-than-not that a portion of the deferred tax asset which had previously been fully reserved, would be realized and REI reduced the TAVA by $20.782 million which amount reflects the amount of federal tax loss carryforwards ("NOLs") which were expected to be utilized net of $1.260 million in alternative minimum tax ("AMT").

          The acquisition of the Reading securities by Craig has been accounted for as a purchase and accordingly, the purchase price was allocated to assets and liabilities based on their estimated fair values, after consideration of the recognition by REI of previously reserved deferred tax assets as of the date of the Stock Transactions. The aggregate purchase price of the fiscal 1996 purchases of REI stock by the Company amounted to approximately $66.4 million, of which approximately $64.4 million represented the carrying value of the assets contributed in the exchange, net of the federal tax liabilities amounting to approximately $22 million. Accordingly, the purchase, for financial statement purposes, resulted in negative goodwill in the amount of approximately $22 million, which goodwill was allocated to reduce the carrying value of previously reported intangible assets related to Craig's Reading stock purchases and to reduce the fair value of the beneficial leases and leasehold improvements purchased.

          Management believes that the federal deferred tax liability transferred to REI was offset by REI's NOL carryforwards (See Note 11 to the Consolidated Financial Statements contained elsewhere herein). However, the amount of NOLs carried on the books of REI has not been audited by the Internal Revenue Service (the "IRS"), and there can be no assurance that the IRS would agree with the Company as to the amount of NOL available to offset such gains. Use of the NOLs is subject to certain limitations, including those resulting from certain changes in the ownership of the Company. While the transfer restrictions which are applicable to Reading's equity securities are intended to minimize the risk of such ownership changes, ownership changes unknown to the Company may have occurred despite or in violation of such restrictions. In addition, the Code and related case law limit the ability to use NOLs to offset certain "built-in" gains on contributed property. Although the Consolidated Company does not believe that such limitations on the use of its NOLs would apply to the disposition of the Stater Preferred Stock, there can be no assurance that the IRS would not take a different position. Also, if the IRS were to determine that the principal purpose of the Stock Transactions was to make use of the NOLs and the Consolidated Company could not show otherwise, such use may not be available. In such case, the financial position of the Consolidated Company could be materially adversely affected.

          REI issued Common Stock and the Convertible Preferred Stock in exchange for the assets received in the Stock Transactions. The Series A Preferred Stock issued to Citadel has not been included as a component of Shareholders' Equity since it includes provisions which permit a majority of the holders to request redemption at stated value plus accrued and unpaid dividends for a 60 day period beginning October 15, 2001 and also provides for redemption at the option of the majority of the holders, if REI fails to pay four quarterly dividends or in event of a change in control.

          In addition to issuing to Citadel the Series A Preferred Stock, REI also granted the Asset Put Option, which under certain circumstances permits Citadel to exchange substantially all of its assets for Common Stock. For financial statement purposes no value was allocated to the Asset Put Option due in part to the subjective nature of the assumptions utilized in option pricing models and the fact that stock option valuation models are intended to value options and the Asset Put Option is not transferable.

LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 1996, the Consolidated Company had cash and cash equivalents totaling approximately $52.2 million which includes approximately $48.7 million held by Reading. At December 31, 1996, Craig had cash and cash equivalents of approximately $3.5 million. REI is majority owned by the Company and, accordingly, is included in the consolidated financial statements of the Company as of December 31, 1996 (see Notes 1 and 2 to consolidated financial statements). However, Craig and REI are separate public companies and each entity's capital resources and liquidity is legally independent of the other and any intercompany loans or receivables would require approval of each separate company's Board of Directors.

          The Stock Transactions transferred the title of the above described assets from Craig to REI, resulting in Craig's assets being principally comprised of REI Common and Preferred stock. Accordingly, the future liquidity of Craig will be principally dependent on Reading's ability to pay dividends in accordance with the terms of the Reading Preferred Stock issued in the Stock Transaction, amounting to approximately $3.575 million annually. In addition to such dividends, Craig receives from Stater quarterly consulting payments amounting to $1.5 million annually. Stater has the right to terminate the consulting agreement prior to its expiration in March 1999, if Stater were to repurchase the Stater Preferred Stock. While no assurances can be given, REI has been advised that Stater is considering exercising its rights to repurchase the Stater Preferred Stock.

          Reading Australia's business plan provides for the development of Country Cinemas and Entertainment Centers (See Item I, Business). The Country Cinemas are smaller and more likely to be located in leased premises while the Entertainment Centers are generally free-standing sites, many of which will include related retail developments which may be developed or sold as the theaters are developed. It is intended that the Entertainment

Centers be constructed on land owned by Reading Australia and, accordingly, such centers are capital intensive at this stage of development. Reading Australia has signed three purchase agreements and a development agreement to acquire sites which will require the payment of approximately $19.3 million. If all of these projects are developed, Reading Australia estimates the total development cost of these four entertainment centers will aggregate in excess of $100 million, over the next two to three years.

          To provide Reading Australia with funding needed to complete its theater and entertainment center development plans without requiring REI to guarantee the indebtedness of Reading Australia and as a means of minimizing exposure to fluctuations in the value of the Australian dollar and demonstrating the commitment to the Australian market, Reading contributed its Stater Preferred Stock to Reading Australia. It is anticipated that Reading Australia will pledge the Stater Preferred Stock as collateral for Australian dollar borrowings and Reading Australia has had preliminary discussions in furtherance thereof. In addition, while no assurance can be given, REI has been advised that Stater is considering exercising its right to repurchase the Stater Preferred Stock and that such repurchase may occur as early as prior to the end of Stater's fiscal year, September 30, 1997. If such repurchase were to occur, the repurchase would be at stated value, $69.365 million. However, there can be no assurance that such repurchase can or will be effected. REI's contribution of the Stater Preferred Stock to Reading Australia resulted in a taxable gain to Reading (for federal tax purposes) of approximately $62.977 million and an AMT liability of $1.260 million.

          Cine Vista opened a new six-plex on March 26, 1997 and will close four of six screens at another location in April 1997 in order to initiate construction of a new eight-plex at the same location, which construction is anticipated to be completed in mid-1998. Reading anticipates that it will invest approximately $8.4 million in 1997 and 1998 in furtherance of these two projects. Cine Vista is also negotiating provisions of an agreement to expand one facility and to open new theaters at two new sites which, collectively could result in the addition of up to 30 new screens. The timing of the additions is not predictable nor is the Company assured of concluding these proposed developments. The capital cost of these new additions is estimated to total approximately $15 million. Cine Vista may use funds available under its Line of Credit (See Note 15 to the Consolidated Financial Statements contained elsewhere herein) to fund its theater development activities.

          In 1997, Reading announced the signing of a lease for the first new theater based upon the Angelika concept to be located in Houston, Texas. Reading is actively seeking sites to develop Angelika type theaters throughout the United States and will consider acquiring leasehold or ownership interests in conjunction with such developments. The cash cost of such developments can range from approximately $1.5 million for a turnkey leased facility to over $7 million for an owned site.

          If the Consolidated Company is successful in its efforts to develop all of the projects which it is presently considering, its capital requirements over the next three years will exceed its existing cash balances, the value of the Stater Preferred Stock (or the proceeds thereof) and existing borrowing arrangements. However, the Company believes that additional funding could be realized through, among other things, bank borrowings, sale and lease back transactions and the issuance/sale of additional equity either of Craig, REI, Reading Australia or at the project level.

          Prior to Reading's 1981 quasi-reorganization, Reading had extensive
railroad and related operations.   Such operations may have contributed to
environmental contamination of properties now owned by Reading, previously sold by Reading, or to which Reading, prior to its reorganization, sent waste. The ultimate extent of liabilities, if any, with respect to such matters, as well as
the timing of cash disbursements, if any, cannot be determined.   However,
management is of the opinion, based on the information currently known, that while the ultimate liability resulting from such matters could have a material effect upon the results of operations in a given year, they will not have a material adverse effect upon the Company's financial position or liquidity.

          The following summarizes the major sources and uses of cash funds for the year ended December 31, 1996, the three months ended December 31, 1995 and for the years ended September 30, 1995 and 1994:

Fiscal 1996:
------------

          "Unrestricted cash and cash equivalents increased $33.527 million in 1996 from $18.645 million at December 31, 1995 to $52.172 million at December 31, 1996 due primarily to the effects of the accounting for the purchase of REI as described in "Stock Transactions" above. Such purchase resulted in the Company consolidating the assets and liabilities of Reading in the financial statements, which had the effect of increasing cash and cash equivalents by approximately $41.412 million, net of the Company's cash outlays for such purchases amounting to approximately $1.107 million.

          Principal sources of liquid funds in 1996 were (i) dividends on the Stater Preferred Stock and consulting fees from Stater amounting to approximately $5.978 million and $1.5 million respectively, (ii) interest income amounting to $2.97 million, (iii) $3.622 million in "Other income," (iv) $7 million in proceeds from the Stock Transactions, and (v) $6.191 million from the redemption of the Citadel Series B Preferred Stock. Additionally, principal sources of liquid funds included a net increase of $7.504 million in "Accounts payable and accrued expenses."

          In addition to operating expenses, other uses of liquid funds in 1996 included the repurchase of the Company's Common Stock amounting to approximately $7.585 million, the purchase of the Angelika for $9.217 million (total purchase price of $12.570 million net of a credit of $1.285 million for a judgment secured by a portion of the stock of the seller of the Angelika (the "Angelika Judgment") and the minority member contribution of $2.068 million), purchases, primarily by Reading Australia, of $11.204 million in property and equipment and a net increase in current assets of approximately $2.457 million.

Three Months Ended December 31, 1995
------------------------------------

          Cash and cash equivalents decreased approximately $2.414 million during the three months ended December 31, 1995 primarily as a result of (i) additional acquisitions of CHC Common stock and Reading Common stock amounting to $1.281 million and $.645 million respectively, (ii) repurchases of the Company's common stock amounting to approximately $.709 million, and (iii) the liabilities and purchase by Reading Australia of services and land financed in part by a contractual land obligation.

Fiscal 1995
-----------

          Cash and cash equivalents decreased $146,000 from $21.205 million at September 30, 1994 to $21.059 million at September 30, 1995. Principal sources of funds during Fiscal 1995 included service income from SBH of $1.5 million and interest and dividend income of approximately $1.63 million. During Fiscal 1995, the Company agreed to acquire in satisfaction of $5.25 million of a $1.2 million loan made to Citadel, 1,329,114 shares of newly issued CHC Preferred Stock. In fiscal 1995 the Company received interest earnings and dividend income from Citadel amounting to $.192 million as a result of its ownership of CHC Preferred Stock and loans made to Citadel. In addition, the Company received $.950 million from Citadel in repayment of all outstanding loans.

          In addition to operating expenses, principal uses of funds during Fiscal 1995 were $320,000 for the acquisition of Reading Class A Common Stock and $1.011 million for the acquisition of Citadel common stock.

          During Fiscal 1995, the Board of Directors provided authorization to the management of the Company to spend up to $3 million to purchase from time to time shares of the Company's Common and/or Class A Common Preference Stock. In connection with this authorization the Company repurchased 90,000 shares of the Company's Common Stock for approximately $.823 million.

Fiscal 1994
-----------

          Cash and cash equivalents increased by approximately $20.5 million from September 30, 1993 to September 30, 1994. During March 1994, the Company received approximately $42 million from Stater in connection with a series of transactions between the Company and Stater in which Stater obtained $165 million in new debt, the proceeds of which were primarily used to retire outstanding indebtedness together with a prepayment premium, to pay a dividend to the holders of SBH Common Stock, and to acquire an option from Craig to purchase Craig's interest in Stater (the "Stater Transaction"). The proceeds received are reflected in the statement of cash flows for Fiscal 1994 as $5.4 million ($5 million reported as service income and $.4 million of outstanding dividend and interest income) in net income provided by operating activities, $1.8 million as investing activities from the redemption of long-term investment in Stater, and financing activities of $34.65 million (reported as $20 million and $14.65 million as a dividend from equity affiliate and the sale of option to affiliate, respectively).

          Net cash provided by (used in) financing activities amounted to $21.2 million in Fiscal 1994. Concurrently, with the receipt of proceeds from SBH in Fiscal 1994, the Company repaid its outstanding debt obligation to its lenders of $14 million. In addition, during Fiscal 1994 the Company loaned Citadel $6.2 million.

RESULTS OF OPERATIONS FOR THE 1996 FISCAL YEAR

          In 1996, the Company changed its fiscal year end from September 30 to December 31, and accordingly, the Consolidated Financial Statements report the result of operations, cash flows and the statement of stockholders' equity for the year ended December 31, 1996, the three months ended December 31, 1995 and the two years ended September 30, 1995 and 1994.

          Due to the change in fiscal year end coupled with the changes in the Company's accounting for its ownership interest in Reading and Stater, the presentation of the Consolidated Company's financial position, results of operations and cash flow for the year ended December 31, 1996 ("Fiscal 1996") are not comparative to the presentation of its financial position, results of operations and cash flows for previous periods.

          For Fiscal 1996, the Consolidated Company's net earnings approximated $42.647 million or $7.55 per share and earnings before income taxes amounted to approximately $68.45 million. Fiscal 1996 net earnings include (1) a gain on the conversion of the Company's common stock interest in Stater to preferred stock amounting to approximately $58.978 million, (2) approximately $2.396 million representing the Company's share of earnings from its equity affiliate, Citadel, inclusive of dividends and the effects of a $.941 redemption premium paid by Citadel to the Consolidated Company pursuant to the terms of Citadel Preferred Stock redeemed in December 1996, (3) other income amounting to approximately $3.622 million, net of expenses, in settlement of certain Reading claims, and (4) a provision for income taxes amounting to approximately $25.8 million.

Gain from conversion of common stock interest in Stater
-------------------------------------------------------

          Prior to March 8, 1996, the Company held a 50% common stock interest in Stater. In March 1994, the Company received, among other things, a $14.65 million option payment from SBH which provided Stater with the option to acquire all, but not less than all, of the Company's interest in Stater. The option had an initial term of two years (March 8, 1996), but could be extended for ten additional years if Stater converted the Company's common stock interest in SBH to preferred stock prior to March 8, 1996.

          Effective March 8, 1996, SBH exercised its right to convert all the Company's common stock in SBH into 693,650 shares of Stater Preferred Stock.
The Stater Preferred Stock has a liquidation preference and redemption value of $69.365 million and a cumulative dividend preference beginning at 10.5%, increasing to 12% after 78 months, and further increasing every twelve months thereafter by an additional 1%, to a terminal cumulative dividend rate of 15%. Included in Fiscal 1996 as "Dividend income from Stater" is approximately $5.978 million earned from the date of issuance of the Stater Preferred Stock in March 8, 1996. The Stater Preferred Stock, entitles Reading Australia to (1) elect one director of Stater, (2) vote 20% of the total number of votes, and (3) elect a majority of the Board of Directors of Stater if, without the consent of Reading Australia, two or more quarterly preferred stock dividends remain unpaid. Pursuant to the option terms, Stater has a transferable right to purchase the SBH Preferred Stock at any time prior to March 2006. If not purchased by Stater prior to March 2006, the holder has the right to have the Stater Preferred Stock redeemed at any time following March 8, 2009.

          Upon the conversion by SBH in March 1996 of the Company's common stock interest to redeemable preferred stock, the Company discontinued the use of the equity method of accounting for its investment in Stater. Prior to the preferred stock conversion, the carrying value of the Company's 50% common stock interest, net of the $14.65 million option proceeds received in 1994 and reflected on the Balance Sheet at September 30, 1995 as "Option to sell investment in affiliate", amounted to approximately $9 million. As of September 30, 1996, the Company has recorded approximately $58.978 million of the difference between $67.978 million (98% of the stated value of the Stater Preferred Stock) and the Company's net carrying value of its previous common stock investment ($9 million) at the time of the conversion as "Gain from conversion of common stock interest in Stater". There is no public market for the Stater Preferred Stock, although the terms provide for certain registration rights relating to such shares. The Stater Preferred Stock is included in the accompanying Consolidated Balance Sheet as "Investment in Stater" and valued at $67.978 million (98% of stated value) which amount is consistent with a valuation of the Stater Preferred Stock prepared by an independent investment banker (exclusive of the tax liabilities described in Note 2 of consolidated financial statements). The ultimate value of the Stater Preferred Stock is based upon various market factors including, but not limited to, Stater's operating performance, Stater's existing senior debt covenants, interest rates, the Stater Preferred Stock provisions, and the likelihood of repurchase by Stater. The Consolidated Company expects to account for the deferred gain of approximately $1.387 million (difference between the stated Value and the Company's carrying value) if realized upon the repurchase or other sale of the Stater Preferred Stock.

Theater Revenue and Theater Costs
---------------------------------

          Fiscal 1996 includes the results of Reading on a consolidated basis rather than the equity method of accounting and, accordingly, the Statements of Operations do not reflect theater revenue and theater costs for periods prior to Fiscal 1996. See Note 2 to the Consolidated Financial Statements for a comparison of Reading's operating results for the periods prior to January 1, 1996.

          The following summarizes Theater Revenues and Theater Costs (exclusive of depreciation and amortization) of Reading for the financial reporting periods included herein:

                                          Theater    Theater
                                          Revenues    Costs
                                          --------   -------
                                               (000's)
Year ended December 31, 1996              $18,236    14,452
Three months ended December 31, 1995        3,205     2,642
Year ended September 30, 1995              14,878    11,451
Year ended September 30, 1994               4,908     3,433

          Theater Revenue is comprised of Admissions, Concessions and Advertising and other revenues and amounted to approximately $18.236 million for the year ended December 31, 1996 inclusive of minority interest and are derived principally from the Cine Vista Cinemas in Puerto Rico and the Angelika in New York City since its acquisition on August 28, 1996.

           Cine Vista's Theater Revenues increased approximately 4% in
Fiscal 1996 as compared to the corresponding twelve month period in 1995 as a result of the addition of a new eight screen theater which commenced operations in late 1995. Cine Vista's Theater Revenues on a same theater basis decreased approximately $.686 million (4.6%) between Fiscal 1996 and the comparable 1995 period, primarily as a result of the opening by a competitor of three new multiplex theaters in the San Juan metropolitan market.

          Theater Revenues in 1996 included $2.713 million in revenue (inclusive of minority interest) from the Angelika for the period beginning August 28, 1996 (the date that the Company's interest in the Angelika was acquired) through the end of 1996. Revenues from admissions at the Angelika increased approximately 32% from the admission revenues recorded by the predecessor owner of the Angelika in the same period of the prior year. Reading Australia opened its first theater in Australia, a six-plex located in Townsville, Queensland, at the end of December. Revenues from the new theater were not material in 1996 and have not been included in the consolidated financial results of the Consolidated Company in 1996.

          In 1997, the Consolidated Company will receive the benefit of a full year of Angelika Theater Revenues (which when considered with the amounts reported prior to the acquisition totaled $7,549,000 in 1996) and the results of Reading Australia theater in Townsville, Australia. Cine Vista opened a new six-plex in March 1997 and in mid-1997 will close four of six screens at another location to initiate construction of a new 8-plex at the location which construction is anticipated to be completed in mid-1998. Accordingly, Cine Vista anticipates a net increase of two screens in 1997 and the addition of six more screens in mid-1998. However, the increased competition in the San Juan metropolitan market is expected to decrease theater revenues in 1997, relative to 1996 levels, if overall box office revenues on the island remain equal to the prior year.

          In Fiscal 1996, Theater expenses reflect the direct theater costs of Cine Vista and the Angelika's operations. These costs inclusive of minority interest increased in Fiscal 1996 as compared to the previous period due primarily to increased costs associated with higher revenues, the operating expenses associated with the addition of a new Cine Vista eight-screen theater in late 1995 and the inclusion of $2.3 million of theater costs associated with the Angelika's operations subsequent to acquisition in August 1997. During the fourth quarter of 1996, the minimum wage for Puerto Rico was increased by approximately 15%. Since most of Cine Vista's theater employees are paid minimum wage, the increase will have a negative effect on its operating results in future periods.

Real Estate Revenue
-------------------

          Real Estate revenues include rental income and the net proceed of sales of Reading's real estate. Real estate revenues totaled $543,000 in 1996 including $289,000 from rentals on certain leased equipment (See Note 6 to the Consolidated Financial Statements included elsewhere herein). In addition to its entertainment properties and administrative offices, Reading has 28 parcels and rights-of-way remaining, many of which are of limited marketability. Future real estate revenues may increase as larger properties are sold. However, management believes that most of the properties held for sale will be liquidated within the next three years.

Service Income
--------------

          Effective March 8, 1994, Craig entered into a consulting agreement with Stater pursuant to which Craig has agreed, among other things, to render consulting services for a five year period, for an annual fee of $1.5 million, payable quarterly. Included in service income for Fiscal 1996 is $1.5 million, earned and paid pursuant to this agreement. Stater has the right to terminate the consulting agreement if it were to repurchase the Stater Preferred Stock.

Equity in earnings of affiliates
--------------------------------

          As described above, in the first half of 1996, the Company's common stock interests in SBH was exchanged for preferred stock and the Company increased its ownership in REI to greater than 50%. As a result of increasing its ownership in REI to greater than 50%, the Company now reports its ownership in Reading on a consolidated basis as compared to the prior periods presentation under the equity method of accounting which reflects the Company's investment in REI on the Balance Sheet as "Investment in Reading" and in the Consolidated Statements of Operations as "Equity earnings of affiliates." Upon receipt by the Company of the Stater Preferred Stock in exchange for its common stock interest, the Company discontinued the use of the equity method of accounting for its investment in Stater. Equity in earnings of affiliates for Fiscal 1996 only reflects the Company's share of net earnings of Stater amounting to $1.608 million for the period between January 1 and March 7, 1996, the period which the Company held its common stock interest.

Earnings from investment in Citadel
-----------------------------------

          At December 31, 1995, the Company's holdings in CHC included a 26.1% common stock interest and 1,329,114 shares of CHC Preferred Stock, stated value $3.95 per share,(or $5.25 million in the aggregate) which represented approximately 18.1% of the voting power of CHC. In addition, the Company held a warrant to purchase 666,000 shares of CHC at $3.00 per share.

          The CHC Preferred Stock was transferred to REI in the Stock Transaction and the CHC Preferred Stock was exchanged by REI for 1,329,114 shares of the CHC Series B Preferred Stock. The terms of the Citadel Series
B Preferred Stock were substantially identical to the CHC Preferred Stock except that (i) the Redemption Accrual Percentage decreased to 3% after October 15, 1996 and (ii) except for a change of control of CHC, the Citadel Series B Preferred Stock was not convertible into CHC Common Stock for one year commencing on approximately April 15, 1997. In December 1996, Reading elected to exercise its rights to convert the Citadel Series B Preferred Stock into CHC Common Stock, whereupon, Citadel exercised its right to redeem the Citadel Series B Preferred Stock. The Consolidated Company received the Stated Value of $5.25 million, all accrued and unpaid dividends and a redemption premium of $.941 million, which premium, net of the amount attributable to the Consolidated Company's common stock interest, is included in "Earnings (losses) from investment in Citadel" in the Consolidated Statement of Operations for the year ended December 31, 1996. Also included in "Earnings (losses) from investment in Citadel" is the Consolidated Company's share of Citadel's net earnings amounting to $1.526 million and dividends amounting to $154,000 earned on the Citadel Preferred Stock prior to its redemption in December 1996.

          Citadel reported net income of approximately $6.426 million in Fiscal 1996 (the Consolidated Company's share after consideration of preferred dividends amounting to approximately $1.526 million). Citadel's net earnings for Fiscal 1996 include approximately $1.493 million from the sale of a property and non-recurring income amounting to $4 million resulting from the recognition of previously deferred proceeds from the bulk sale of loans and properties by Citadel's previously owned subsidiary.

General and administrative expenses
-----------------------------------

          General and administrative expenses of the Consolidated Company (exclusive of the expenses associated with the Australia theater development described below) amounted to $6.131 million in Fiscal 1996. Fiscal 1996 periods include the consolidated accounts of Reading whose contribution to the Consolidated Company's general and administrative expenses totaled $4.339 million.

          "General and administrative" expenses by operating entity follows:

                                       1996
                                      ------
                                      (000's)

                   Reading:
                      Cine Vista      $1,050
                      Angelika           202
                      General          3,087
                   Craig:              1,792
                                      ------
                    Total             $6,131
                                      ======

          In addition to the increase in general and administrative expenses caused by consolidating Reading, the Company incurred development and operating losses with respect to its 50% membership in HSH amounting to approximately $.780 million in Fiscal 1996.

Expenses from Australian Theater Developments
---------------------------------------------

          Expenses in Fiscal 1996 include general, administrative and development expenses incurred with respect to the foreign operations of Reading Australia amounting to approximately $2.816 million. Reading Australia is actively seeking properties to develop state-of-the-art multiplex cinema facilities in Australia and has acquired a property and has made deposits and entered into agreements for several other real property purchases or leases. Fiscal 1996 expenses include non-capitalized expenditures associated with the development of various theater sites, some of which were ultimately abandoned as well as a full year of salary expense associated with the employees located in Australia. Reading Australia's first theater opened at the end of 1996, however related operations have not been included in the Consolidated Statement of Operations for Fiscal 1996 as they are not material. Reading Australia anticipates continuing losses during the next several years until theaters are developed and operations increased. To date, Reading Australia has encountered opposition to its attempts to develop freestanding cinemas in entertainment complexes in Australia. No assurances can be given that Reading Australia will successfully develop such cinemas, nor that if developed, such operations will be successful.

Interest income
---------------

          Interest income in Fiscal 1996 amounted to $2.970 million, inclusive of approximately $2.753 earned by Reading. Interest income is expected to decrease due to lower investable funds due, in part to, the purchase of Angelika and funding of the development of Reading Australia.

Other Income
------------

          "Other income" totaled $3.622 million in Fiscal 1996, and is primarily comprised of litigation settlements and awards. The principal components of "Other income" in 1996 included a $2.360 million settlement of Reading's claim against Conrail, the City of Philadelphia, the Southeastern Pennsylvania Transportation Authority and several other parties for reimbursement of costs incurred by the Company associated with cleanup of PCB contamination in certain properties formerly owned by Reading and $1.119 million received net of expenses in settlement of a claim against a third party for failure to pay certain fees.

Minority Interest
-----------------

          Minority interest amounted to approximately $1.538 million in Fiscal 1996 and includes the minority interests share of the Company's consolidated net earnings of REI amounting to $1.471 million and $67,000 of the minority interests share of the Angelika income.

Income Taxes
------------

          Income Taxes provided in Fiscal 1996 amounted to approximately $25.803 million and principally related to deferred tax liabilities associated with the gain recognized on the conversion of the Company's Stater Common Stock to Stater Preferred Stock. As a result of the Stock Transactions in October 1996, the Stater Preferred Stock was transferred to Reading. The Stock Transactions are intended to qualify as an Exchange under Section 351 (a) of the Internal Revenue Code of 1986. Upon receipt of the Stater Preferred Stock, Reading determined that it was more-likely-than-not that a portion of a tax asset valuation allowance related to Reading deferred federal tax assets would be realized.

          The Company accounted for its Fiscal 1996 Reading Stock purchases and the Stock Transactions as a purchase. The fair value of the assets and liabilities received were considered after realization by Reading of the previously reserved tax assets. Accordingly, the Company reduced its deferred tax liabilities in the amount of approximately $22 million with a corresponding decrease to the allocated fair value of Reading assets purchased (See Note 11 to the Consolidated Financial Statements contained elsewhere herein).

Three Months Ended December 31, 1995 ("1995 Quarter")as compared to the Three
-----------------------------------------------------------------------------
Months Ended December 31, 1994 ("1994 Quarter")
-----------------------------------------------

          The Company's net earnings for the 1995 Quarter were $.850 million or $0.14 per share, as compared with net earnings of $.421 million or $0.07 per share for the 1994 Quarter. The increase in the 1995 Quarter as compared to the 1994 Quarter is principally attributable to improved operating results reported by the Company's 50% owned affiliate, Stater (the Company's share amounting to $1.881 million for the 1995 Quarter as compared to $.859 million for the 1994 Quarter), and a reduction in professional fees and employee costs. Such improvements were offset, in part, by operating losses after minority interest, of $367,000 from the Company's investment in Reading Australia.

Equity in earnings of affiliates
--------------------------------

          Equity in earnings of affiliates reflects the Company's share of net earnings or losses of Stater and Reading. The following table sets forth the contribution by affiliate of the equity in earnings or losses of affiliates:

         Equity in Earnings of Affiliates - Contribution by Affiliates
       -----------------------------------------------------------------
                           (In thousands of dollars)

                                             Three Months Ended
                                                  December 31,
                                              1995       1994
                                             ------     ------
              SBH                            $1,881      $ 859

              Reading                            32       (136)
                                             ------    -------
                                             $1,913      $ 723
                                             ------    -------

Stater
------


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

Reading
-------

          Reading's operating results for the 1995 Quarter amounted to a net loss of approximately $37,000 as compared to a net loss of $289,000 for the 1994 Quarter. Included in the 1995 loss is Reading's share of its 50% equity operating losses from Reading Australia amounting to $246,000. The Company's 49% share of such equity losses, amounting to approximately $121,000, has been eliminated from the amount reported as equity earnings of affiliates in connection with reporting the Company's interest in Reading Australia as a consolidated subsidiary. Accordingly, the Company has included in equity earnings of affiliates the Company's share of operating results of Reading, adjusted for the operating results of Reading Australia, resulting in reported earnings of $32,000 with respect to Reading for the 1995 Quarter as compared to a loss of $136,000 for the 1994 Quarter.

          The improvement in Reading's operating results for the 1995 Quarter as compared to the 1994 Quarter is due, in part, to an increase in interest income earned on its investable cash balances offset by the equity losses of its affiliate Reading Australia. Operating results from Reading's theater operations in Puerto Rico, Cine Vista, and general and administrative expenses were comparable between the 1995 and 1994 Quarters.

Interest income
---------------

          Interest income decreased in the 1995 Quarter to $280,000 as compared to $408,000 in the 1994 Quarter. In the 1994 Quarter interest income was earned on the Company's working capital reserves maintained in institutional money market mutual funds as well as, for a portion of the 1994 quarter, a $6.2 million loan to Citadel accruing interest at prime plus 3% (the "Citadel loan"). Included in the 1994 Quarter is $142,000 of interest income earned pursuant to the Citadel loan. In November 1994, the Company agreed to acquire preferred stock in satisfaction of payment of $5.25 million of the Citadel loan and in May 1995 the balance of $950,000 was paid in full. Accordingly, the 1995 Quarter as compared to the 1994 Quarter, reflects the elimination of interest income earned on the Citadel loan.

Expenses
--------

          Operating, general and administrative expenses of the Company increased $306,000 from $720,000 in the 1994 Quarter to $1,036,000 in the 1995
Quarter. The 1995 Quarter includes approximately $492,000 of general administrative and development expenses incurred with respect to the foreign operations of Reading Australia. The overall increase in general and administrative expenses resulting from the costs associated with the operations of Reading Australia was offset by reductions in wages, and legal and professional fees in the 1995 Quarter as compared to the 1994 Quarter. The 1994 Quarter included bonus awards of $115,000. No bonus awards were paid or granted in the 1995 Quarter.

Year Ended September 30, 1995 ("Fiscal 1995") Versus Year Ended September 30,
-----------------------------------------------------------------------------
1994 ("Fiscal 1994")
--------------------

          The Company's net earnings for the year ended September 30, 1995 was $3.458 million or $0.58 per share, as compared with a net loss of $1.378 million or $0.22 per share for the year ended September 30, 1994. The net loss for Fiscal 1994 includes an extraordinary charge amounting to $2.408 million or $0.38 per share representing the Company's equity ownership share of refinancing costs included in Stater's operating results, after an income tax benefit of $1.610 million.

          The Company's operating results have varied significantly during the period reflecting the Company's share of the operating results of its affiliates, Stater, Reading and Citadel included in the consolidated financial statements on the equity method of accounting. Comparisons between the fiscal years is difficult due to (i) the Stater Transaction, (ii) the 1994 acquisition by Reading of Cine Vista, its Puerto Rico based cinema chain, (iii) the increase by the Company of its voting interest in Citadel, to the position where it was required to report such interest on the equity method of accounting during fiscal 1995.

          The increase in the Fiscal 1995 net earnings as compared to Fiscal 1994 losses is principally a result of the Fiscal 1994 inclusion of a $8.792 million writedown of the Company's investment in Citadel. The impact of the Fiscal 1994 writedown of Citadel was reduced, in part, by $5 million of revenue reported with respect to proceeds received from SBH pursuant to the Stater Consulting Agreement executed in March 1994, and a gain of $1.3 million on the sale of property. In addition, Fiscal 1995 includes a $.935 million increase in reported interest and dividend income from $.695 million in Fiscal 1994 as compared to $1.630 million in Fiscal 1995. This increase was due to higher investable operating cash balances received as part of the Stater restructuring in March 1994.

Service income
--------------

          In accordance with the Stater Consulting Agreement, Stater paid the Company $5 million in March 1994 and committed to remit $1.5 million a year, payable quarterly, through the five year term of the agreement. Included in service income for the 1995 and 1994 fiscal years is $1.5 million and $5.849 million, respectively.

Equity in earnings of affiliates
--------------------------------

          Equity in earnings of affiliates reflects the Company's share of net earnings and losses of Stater and Reading before extraordinary items and after preferred dividends. The following table sets forth the contribution by affiliate of the equity in earnings of affiliates.

                                       Year Ended September 30,
                                           1995     1994
                                         --------   --------
                                                 000's
         SBH - reported as equity
         earnings of affiliate             $3,693      $ 6,422

         Reading - reported as equity
         earnings of affiliate                989         (678)
                                           ------      -------

           Equity earnings                  4,682        5,744

         SBH - reported by Company
         as extraordinary item                 --       (4,018)
                                           ------      -------

Contribution by affiliates                 $4,682      $ 1,726
                                           ======      =======

Stater
------

          On March 8, 1994, the Company and Stater consummated a series of restructuring in which Stater obtained $165 million in new debt, the proceeds of which were primarily used to retire outstanding indebtedness together with a prepayment premium, to pay a dividend to the holders of SBH Common Stock, and to acquire an option from the Company to purchase the SBH Common Stock held by the Company. The significant increase in debt taken on by Stater in the Stater Transaction resulted in Stater interest expense increasing in the 1995 Fiscal Year as compared to the 1994 Fiscal Year. SBH reported net income of $6.7 million for Fiscal 1995 as compared to $1.1 million for Fiscal 1994.

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

          Operating expenses include selling, general and administrative, deprecia tion and amortization and consulting fee expenses. Selling, general and administrative expenses were $308.3 million or 19.52% of sales as compared to $297.5 million or 19.32% for Fiscal 1994. Selling, general and administrative expenses in 1995 include reductions in expense categories such as worker's compensation and general liability self insurance expenses of $2.8 million, which was offset by increases in direct labor, store supplies and advertising expenses. Additional expenses were incurred in 1995 to operate the new stores opened in June and August of 1994. Selling, general and administrative expenses for Fiscal 1994 included certain non-recurring expenses including a $4 million charge for the 311,404 shares of common stock paid to the Company as part of the Restructuring and a one-time payment of $3.4 million to members of the Retail Clerks collective bargaining unit. Such non-recurring expenses were offset, in part by a non-recurring reduction in employer contributions to a collective bargaining unit health and welfare benefit trust of $13.6 million.

          Interest expense amounted to $20.1 million in Fiscal 1995 as compared to $15.5 million for Fiscal 1994. The increase in Fiscal 1995 is due to the issuance of additional debt in March 1994 as part of the Stater restructuring transaction.

          Stater's income before the cumulative effect of a change in accounting for income taxes and extraordinary loss amounted to $6.7 million in Fiscal 1995 as compared to $8.8 million in Fiscal 1994. In connection with the March 8, 1994 Restructuring, Stater entered into a series of transactions that included the sale of $165 million of 11% Senior Notes due 2001, the early retirement of the outstanding 9.8% Senior Notes due 2001 and certain bank financings. The early retirement of debt resulted in an after tax extraordinary charge to earnings, net of income tax benefit, of $8 million. Accordingly, the Company reported its 50% share of Stater's debt retirement costs amounting to $4.018 million, after an income tax benefit of $1.610 million, as an extraordinary item.

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

          For the twelve month period ended September 30, 1995, Reading reported net income of approximately $2.097 million (the Company's share amounting to approximately $.989 million), as compared to a net loss of $1.437 million (the Company's share amounting to $.678 million) for the twelve month period ended September 30, 1994. The net income for the twelve month period ended September 30, 1995 includes $1.89 million from the settlement of various litigation claims. The net loss from the twelve months 1994 includes (i) a provision for environmental matters of $1.306 million and (ii) a development expense charge of approximately $.795 million related to Reading's investment in Oz Resorts and Entertainment, Inc.

          Revenues for the twelve months ended September 30, 1995 amounted to $19.533 million as compared to $8.193 million for the twelve month period ending September 30, 1994. As discussed above, Reading's significant increase in revenues during 1995 reflects the inclusion of the operating results of Cine Vista for twelve months as compared to six months during the 1994 twelve months, as well as, the inclusion of the litigation settlements amounting to $1.89 million in the 1995 twelve months.

          Reading's general and administrative expenses amounted to approximately $4.454 million for the twelve months ended September 30, 1995 as compared to $3.423 million for the twelve months ended September 30, 1994. This was due to the addition of (i) approximately $.973 million associated with Cine Vista's general and administrative expenses and (ii) the inclusion of certain expenses related to diligence performed with respect to acquisition opportunities, as well as, theater development activities in Australia. The 1994 general and administrative costs include a development expense charge of approximately $.795 million related to Reading's investment in Oz Resorts and Entertainment Inc. and a $1.306 million provision for environmental matters.

Citadel
-------

          At September 30, 1994, the Company reported its common stock investment in CHC at $2.625 or share or $1,556 million. During fiscal 1995, the Company increased its common stock ownership in CHC from 592,712 shares (9%) at September 30, 1994 to 993,112 shares (16.5%) at September 30, 1995, through the purchase of 400,400 shares of CHC stock for approximately $1.013 million. In addition, in November 1994 the Company acquired, in satisfaction of $5.25 million of a $6.2 million outstanding indebtedness of Citadel to the Company, 1,329,114 shares of CHC 3% Cumulative Voting Convertible Preferred Stock. The preferred shares together with the common shares owned by the Company represented approximately 31.6% of the voting power of CHC at September 30, 1995.

          Based on the increase in voting ownership in November 1994 through the acquisition of the CHC Preferred Stock, the investment in CHC met the criteria for using the equity method of accounting. As a result of the Company's previous writedowns of the CHC common stock investment below the underlying book value no retroactive adjustment to the results of operations was required.

          CHC reported a net loss for the three months ended December 31, 1994 of $8.898 million, including a writedown of its remaining investment in Fidelity of $7.081 million and net earnings of $1.282 million for its nine months ended September 30, 1994. The Company has included its share of such losses amounting to a loss of $.474 million for the twelve months ended September 30, 1995, offset by $140,000 of dividend income received pursuant to the terms of the CHC Preferred Stock, as Earnings (losses) and Writedown of investment in Citadel.

          Included in CHC's earnings for the nine month period ended September 30, 1995 is approximately $1.541 million from the sale of two properties. In addition, during this period CHC sold substantially all of its investment in Fidelity, which resulted in the CHC receiving net cash proceeds of $11.938 million and the return of 666,000 shares of CHC common stock. The net proceeds, when combined with the amount ascribed to the common stock received, approximated the carrying value of such Fidelity stock held at the date of sale.

Interest income and expense
---------------------------

          Interest income increased in the Fiscal 1995 to $1.63 million compared to $.340 million in Fiscal 1994. The increase was due to higher investable operating cash balances following the completion of the Stater Transaction in March 1994. As a result of the Stater Transaction, the Company received approximately $42 million from Stater which was used in part to repay all outstanding debt of the Company amounting to $14 million thereby eliminating interest costs in Fiscal 1995. Included in interest income in Fiscal 1995 and Fiscal 1994 is $301,000 and $140,000, respectively, earned pursuant to a credit agreement between the Company, as lender, and Citadel, as borrower, which was paid in full in May 1995. The initial loan to Citadel made in August 1994 amounted to $6.2 million. In November 1994, the Company agreed to acquire $5.25 million of 3% Cumulative Voting Convertible Preferred Stock in CHC in partial satisfaction of $5.25 million of the $6.2 million loan to Citadel.

Expenses
--------

          Operating, general and administrative expenses decreased slightly to $2.064 million in Fiscal 1995 from $2.404 million in Fiscal 1994. Included in operating, general and administrative expenses in Fiscal 1994 is a $500,000 bonus awarded by the Board of Directors to the Chairman of the Board, based largely upon Chairman's contribution to the success of the Stater Transaction, offset in part by a reduction in goodwill amortization of $200,000 and the receipt of insurance proceeds amounting to $144,000. Fiscal 1995 wages increased approximately $200,000 due to the hiring of an additional employee in the last six months of 1994 and bonus awards of $125,000.

Income taxes
------------

          The provision for income taxes from continuing operations amounted to $1,650,000 in Fiscal 1995 as compared to $1,010,000 in Fiscal 1994.

EFFECTS ON INFLATION

          The Company does not believe that inflation has a material effect upon its existing operations.

RECENT ACCOUNTING PRONOUNCEMENTS

          The Company adopted SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" in 1996. SFAS 107 requires the disclosure of the fair value of certain financial instruments for which it is practicable to estimate that value and requires the disclosure of significant assumptions used in such estimates.

          The Company also adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in 1996. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain intangible assets and costs in excess of net assets related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

          The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" in 1996. SFAS No. 123 establishes a fair value method of accounting for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company has elected to continue to account for stock based compensation according to the provisions of APB No. 25, "Accounting for Stock Issued to Employees."

FORWARD-LOOKING STATEMENTS

          From time to time, the Consolidated Company or its representatives have made or may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases "anticipates," "expects," "will continue," "estimates," "projects," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

          The results contemplated by the Company's forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, delays in obtaining leases and permits for new multiplex locations, construction risks and delays, the lack of strong film product, the impact of competition, market and other risks associated with the Company's investment activities and other factors described herein.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this item is incorporated by reference to pages F-1 through F-37.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item is incorporated by reference to the Company's proxy statement with respect to its 1997 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to the Company's proxy statement with respect to its 1997 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is incorporated by reference to the Company's proxy statement with respect to its 1997 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference to the Company's proxy statement with respect to its 1997 Annual Meeting of Shareholders.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    Consolidated Financial Statements:

                                                            PAGE
                                                            ----
Consolidated Balance Sheets
Years Ended December 31, 1996 and September 30, 1995...     F-1


Consolidated Statements of Operations
          Year Ended December 31, 1996, Three
          Months Ended December 31, 1995 and
          the Years Ended September 30, 1995 and 1994...    F-2

Consolidated Statements of Shareholders' Equity
          Year Ended December 31, 1996, Three
          Months Ended December 31, 1995 and
          the Years Ended September 30, 1995 and 1994...    F-3

Consolidated Statements of Cash Flows
          Year Ended December 31, 1996, Three
          Months Ended December 31, 1995 and
          the Years Ended September 30, 1995 and 1994...    F-4

Notes to Consolidated Financial Statements..............    F-6

Report of Independent Auditors..........................   F-37

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes therein.

(a)(2)    Exhibits.  See Item 14(c) for Index of Exhibits.

(b) Registrant filed Reports on Form 8-K with the Securities and Exchange Commission on September 23, 1996 and October 30, 1996.

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

                    10.6* Stock Option Agreement dated as of June 8, 1992 between James J. Cotter and Craig Corporation (incorporated by reference to the Company's Form 10-K Report for the year ended September 30, 1992 ).

                    10.7* Employment Agreement dated as of October 7, 1991 between Robin W. Skophammer and Craig Corporation (incorporated by reference to the Company's Form 10-K Report for the year ended September 30, 1991 ).

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

                    10.13 Amendment to Option Agreement dated January 12, 1994 between Stater Bros. Holdings Inc. and the Company (incorporated by reference to the Company's Form 10-K/A Amendment No. 1 for the year ended September 30,
                            1993).

                    10.14 Credit Agreement among Citadel Realty, Inc. Citadel Holding Corporation and Craig Corporation (incorporated by reference to the Company's Form 10-Q Report for the quarter ended June 30, 1994).

                    10.19 Limited Liability Company Agreement of Reading International Cinemas LLC dated November 9, 1995 (incorporated by reference to the Company's Report on Form 10-K for the year ended September 30, 1995).

                    10.20 Certificate of Formation of Reading International Cinemas LLC (incorporated by reference to the Company's Report on Form 10-K for the year ended September 30, 1995).

                    10.21* Amendment to Consulting Agreement between James J. Cotter and Craig Corporation (incorporated by reference to the Company's Report on Form 10-K for the year ended September 30, 1995).

                    10.22* Stock Option Agreement between James J. Cotter and Craig Corporation (incorporated by reference to the Company's Report on Form 10-K for the year ended September 30, 1995).

                     10.23 Conversion Deferral, Warrant and Reimbursement Agreement dated April 11, 1995 between Citadel Holding Corporation and Craig Corporation (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1995).

                     10.24 Settlement Agreement dated April 3, 1995 between Craig Corporation, Dillon Investors L.P., Roderick
                            H. Dillon, Jr. (incorporated by reference to the Company's Report on Form 10-K for the year ended September 30, 1995).

                     10.25 Capital Funding Agreement between Reading International Cinemas LLC, Craig Corporation, Reading Investment Company, Inc., and Craig Management, Inc. dated March 29, 1996 (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1996).

                     10.26 Stock Purchase and Sale Agreement dated March 29, 1996 between Craig Corporation and Reading Holdings, Inc. (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31,
                            1996).

                     10.27 Stock Exchange Agreement dated May 17, 1996 between Craig Corporation and James J. Cotter (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1996).

                     10.28 Letter of Intent dated August 12,1996 by and between Craig Corporation, Reading Company, Citadel Holding Corporation, Reading Entertainment, Inc., Craig Management, Inc. and Citadel Acquisition Corp., Inc. (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1996).

                     10.29 Credit Agreement by and between Reading Cinemas of Puerto Rico, Inc. and Citibank, N.A., as administrative agent for the Lenders thereunder dated as of December 20, 1995. (Incorporated by reference to Exhibit 10.11 of Reading Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

                     10.30 The First Amendment dated February 7, 1996 to the Credit Agreement by and between Reading Cinemas of Puerto Rico, Inc., and Citibank, N.A. as administrative agent for the Lenders thereunder dated as of December 20, 1995. (Incorporated by reference to Exhibit 10.12 to Reading Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

                     10.31 Amended and Restated Capital Funding Agreement by and between Craig Corporation, Craig Management, Inc.,

                            Reading Investment Company and Reading
                            International Cinemas LLC. (Incorporated by reference to Reading Company's Annual Report on Form 10-K for the year ended December 31, 1995).


                     10.32* Service Deed between Australia Cinema Management Pty
                            Limited and John Rochester dated May 7, 1996. (Incorporated by reference to Exhibit 10.20 to Reading Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

                     10.33 Exchange Agreement among Reading Company, Reading Entertainment, Inc., Craig Corporation, Craig Management, Inc., Citadel Holding Corporation and Citadel Acquisition Corp., Inc.

                     10.34 Asset Put and Registration Rights Agreement dated October 15, 1996 by and among Reading Entertainment, Inc., Citadel Holding Corporation, and Citadel Acquisition Corp., Inc.

                     10.35 Certificate of Designation of the Series B 3% Cumulative Voting Convertible Preferred Stock of Citadel Holding Corporation

                     10.36 The Sale Agreement dated as of July 1, 1996, by and among Reading Investment Company, Inc., as Purchaser, AFCI, as Seller, and Houston Cinema, Inc., with all Exhibits and Schedules omitted.

                     10.37 Amendment to the Sale Agreement made and entered into as of July 27, 1996 by and among Reading Investment Company, Inc., AFCI and Houston Cinema, Inc.

                     10.38 $2,000,000.00 Non-Negotiable Secured Promissory Note dated as of August 27, 1996 (the "Holdback Note") by AFC, as Maker, to AFCI, as Payee.

                     10.39 Pledge Agreement dated August 27, 1996 by and among AFCI, as Secured Party, and AFC, as Debtor, concerning the cash security for the Holdback Note.

                     10.40 The Agreement of Lease between Cable Building Associates and Houston Cinema, Inc. dated March 4, 1988 together with Amendment of Lease dated December 26, 1989.

                     10.41 Limited Liability Company Agreement between Angelika Cinemas, Inc. and Sutton Hill Associates dated August 27, 1996.

                     10.42 Management Agreement dated as of August 27, 1996 between Angelika Film Centers, LLC and City Cinemas Corporation.

                     10.43 Purchase Agreement between Equipment Leasing Associates 1995-VI Limited Partnership and FA, Inc. effective December 20, 1996.

                     10.44 Master Lease Agreement between FA, Inc. and Equipment Leasing Associates 1995-VI Limited Partnership dated December 20, 1996.

                     10.45 Nonrecourse Promissory Note between FA, Inc. and Equipment Leasing Associate 1995-VI Limited Partnership effective December 20, 1996.

                     10.46 Lease Rental Purchase Agreement between FA, Inc. and Ralion Financial Services, Inc. dated December 31, 1996.

                     10.47 Stock Purchase Agreement dated as of April 11, 1997 by and between Craig Corporation and Citadel Holding Corporation.

                     10.48 Secured Promissory Note dated as of April 11, 1997 issued by Craig Corporation to Citadel Holding Corporation in the principal amount of $1,998,000.

                     10.49 Certificate of Designations, Preferences and Rights of Series A Voting Cumulative Convertible Preferred Stock and Series B Voting Cumulative Convertible Preferred Stock of Reading Entertainment, Inc.

                       21   Subsidiaries of the Registrant.

                       23   Consent of Ernst & Young LLP.

                       27   Financial Data Schedule, Article 5.

                      CRAIG CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                 DECEMBER 31,        SEPTEMBER 30,
                                                     1996                 1995
                                                 ------------        -------------
ASSETS                                              (IN THOUSANDS OF DOLLARS)
---------------------------------------          ---------------------------------
CURRENT ASSETS
  Cash and cash equivalents                       $ 52,172            $ 21,059
  Receivables, net                                   3,117                  --
  Restricted cash                                    3,683                  --
  Receivable from affiliates                           244                 247
  Inventories                                          151                  --
  Prepayments and other current assets                 856                  76
                                                  --------            --------
       Total current assets                         60,223              21,382
  Investment in Stater                              67,978              20,160
  Equity investment in Citadel                       4,625               7,286
  Equity investment in Reading                          --              32,725
  Net investment in leased equipment                 2,125                  --
  Property and equipment, net                       16,376                 915
  Other assets                                       2,519                  --
  Restricted cash                                      517                  --
  Excess of cost over net assets acquired           11,605               2,201
                                                  --------            --------
       Total assets                               $165,968            $ 84,669
                                                  ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                $  5,143            $    362
  Film rental payable                                1,102                  --
  Accrued property costs                             1,240                  --
  Accrued taxes                                      3,580                  24
  Note payable                                       1,500                  --
  Other accrued expenses and liabilities             1,871                 306
                                                  --------            --------
       Total current liabilities                    14,436                 692
  Capitalized lease, less current portion              516                  --
  Note payable                                         500                  --
  Other long-term liabilities                        1,972                  56
  Option to sell investment in affiliate                --              14,650
  Deferred tax liabilities                           8,208               5,380
  Minority interests in equity of subsidiaries      33,511                  --
  Redeemable Preferred stock of Reading              7,000                  --

SHAREHOLDERS' EQUITY
  Preferred stock, par value $.25, 1,000,000
    shares authorized, none issued                      --                  --
  Class A common preference stock, par value
    $.01, 10,000,000 shares authorized,
    1,645,000 issued and outstanding                    16                  16
  Class B common stock, par value $.01,
    20,000,000 shares authorized, none issued           --                  --
  Common Stock, par value $.25, 7,500,000
    shares authorized, 5,444,065 shares issued       1,361               1,361
  Additional paid-in capital                        30,828              30,793
  Foreign currency translation adjustment              114                  --
  Retained earnings                                 87,260              43,858
  Cost of treasury shares, 1,704,153 and
    1,154,095                                      (19,754)            (12,137)
                                                  --------            --------
  Total shareholders' equity                        99,825              63,891
                                                  --------            --------
  Total liabilities and shareholders' equity      $165,968            $ 84,669
                                                  ========            ========


See accompanying notes to consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                THREE
                                                    YEAR        MONTHS                   YEARS
                                                    ENDED       ENDED                    ENDED
                                                       DECEMBER 31,                   SEPTEMBER 30,
                                                 -------------------------     -------------------------
                                                     1996          1995            1995          1994
                                                  ------------------------     -------------------------
                                                   (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                                 -------------------------------------------------------
Revenues:
  Theater admissions                              $ 12,986            --             --             --
  Theater concessions                                4,486            --             --             --
  Theater advertising and other                        764            --             --             --
  Real estate                                          543            --             --             --
  Equity in earnings of affiliates                   1,608         1,913          4,682          5,744
  Dividend income from Stater                        5,978            --             --             --
  Service income from Stater                         1,500           375          1,500          5,849
                                                  --------       -------        -------        -------
                                                    27,865         2,288          6,182         11,593
                                                  --------       -------        -------        -------
Expenses:
  Theater costs                                     13,631            --             --             --
  Theater concession costs                             821            --             --             --
  Depreciation and amortization                      1,664            41            166            366
  Loss from joint venture                              780            --             --             --
  Expenses from Australian
     theater developments                            2,816           492             --             --
  General and administrative
     expenses                                        6,131           503          2,064          2,038
                                                  --------       -------        -------        -------
                                                    25,843         1,036          2,230          2,404
                                                  --------       -------        -------        -------
Earnings before minority interest,
 other income (losses), taxes and
 extraordinary item                                  2,022         1,252          3,952          9,189

Earnings (losses) and Write-down of
 investment in Citadel                               2,396            60           (334)        (8,792)
Other income                                         3,622            --             --          1,303
Interest income                                      2,970           280          1,490            340
Gain from conversion of common stock
 interest in Stater                                 58,978            --             --             --
                                                  --------       -------        -------        -------
Earnings before taxes, extraordinary
 item and minority interest                         69,988         1,592          5,108          2,040
Minority interest                                   (1,538)          125             --             --
                                                  --------       -------        -------        -------
Earnings before taxes and
 extraordinary item                                 68,450         1,717          5,108          2,040
Provision for taxes (principally
 deferred)                                         (25,803)         (867)        (1,650)        (1,010)
                                                  --------       -------        -------        -------
Earnings before extraordinary item                  42,647           850          3,458          1,030
Extraordinary item:
Debt refinancing - equity in earnings of
 affiliate, net of income tax benefit of
 $1,610                                                 --            --             --         (2,408)
                                                  --------       -------        -------        -------
Net earnings (loss)                               $ 42,647       $   850        $ 3,458        $(1,378)
                                                  ========       =======        =======        =======
Earnings (loss) per common and common
 equivalent share:
  Continuing operations                           $   7.55       $  0.14        $  0.58        $  0.16
  Extraordinary items                                   --            --             --          (0.38)
                                                  --------       -------        -------        -------
  Net earnings (loss)                             $   7.55       $  0.14        $   .58        $ (0.22)
                                                  ========       =======        =======        =======

         See accompanying notes to consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
       YEAR ENDED DECEMBER 31, 1996, THREE MONTHS ENDED DECEMBER 31, 1995
                  AND YEARS ENDED SEPTEMBER 30, 1995 AND 1994
                           (IN THOUSANDS OF DOLLARS)

                                   COMMON STOCK          CLASS A COMMON STOCK
                                   OUTSTANDING
                             ----------------------   -------------------------

                                                                          PAID-IN        VALUA-                  TREASURY
                                             PAR                 PAR       CAPTL.         TION     RETAINED       STOCK AT
                             SHARES         VALUE     SHARES    VALUE                    RESRV.     EARNINGS        COST
                             ------         ------    ------    -----     --------       ------    ---------      --------
BALANCES AT
  SEPT. 30, 1993              5,444           1,361    1,645      16        29,769          ---      41,778          (7,656)

TREASURY STOCK                                                               1,024                                   (3,658)
NET (LOSS)                                                                                           (1,378)
INVESTMENT
  VALUATION RESERVE                                                                        (171)
                              -----          ------    -----     ---       -------        -----     -------        --------
BALANCES AT
  SEPT. 30, 1994              5,444           1,361    1,645      16        30,793         (171)     40,400         (11,314)

STOCK REPURCHASES                                                                                                      (823)
NET EARNINGS                                                                                          3,458
INVESTMENT VALUATION
  RESERVE                                                                                   171
                              -----          ------    -----     ---       -------        -----     -------        --------
BALANCES AT
  SEPT. 30, 1995              5,444           1,361    1,645      16        30,793          ---      43,858         (12,137)

STOCK REPURCHASES                                                                                                      (709)
FOREIGN CURRENCY
  TRANSACTION                                                                               (10)

NET EARNINGS                                                                                            850
                              -----          ------    -----     ---       -------        -----     -------        --------
BALANCES AT
  DEC. 31, 1995               5,444           1,361    1,645      16        30,793          (10)     44,708         (12,846)

STOCK REPURCHASES                                                                                                    (7,585)
ISSUANCE OF TREASURY
  STOCK                                                                         35                                      677
FOREIGN CURRENCY
  TRANSACTION                                                                               124
DIVIDENDS PAID ON
  READING REDEEMABLE
  PREFERRED STOCK                                                                                       (95)

NET EARNINGS                                                                                         42,647
                              -----          ------    -----     ---       -------        -----     -------        --------
BALANCES AT
  DEC. 31, 1996               5,444          $1,361    1,645     $16       $30,828        $ 114     $87,260        $(19,754)
                              =====          ======    =====     ===       =======        =====     =======        ========

         See accompanying notes to consolidated financial statements.

                               CRAIG CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          THREE
                                          YEAR ENDED     MONTHS                     YEARS
                                                          ENDED                     ENDED
                                               DECEMBER 31,                     SEPTEMBER 30,
                                       ----------------------------       -------------------------
                                           1996           1995                1995           1994
                                       -----------    -------------       ------------    ----------
                                            (In thousands of dollars, except per share amounts)
OPERATING ACTIVITIES
Net earnings (loss)                     $ 42,647       $   850             $ 3,458        $(1,378)
Adjustments to reconcile net
   earnings (loss) to net cash
   provided by (used in)
   operating activities:
Gain on conversion of common stock
   investment in Stater                  (58,978)           --                  --             --
Writedown of Citadel investment               --            --                  --          8,792
Depreciation and amortization              1,664            41                 166            390
Deferred rent                                245            --                  --             --
Undistributed earnings of affiliates      (3,134)       (1,933)             (4,208)        (1,726)
Preferred stock redemption premium          (941)           --                  --             --
Increase (decrease) in deferred taxes     24,003           867               1,595         (2,575)
Minority interest                          1,537            --                  --             --
Changes in operating assets and
   liabilities:
(Increase) decrease in current assets     (2,457)            3                  --             --
(Increase) decrease in other assets           --          (445)               (176)           231
Increase (decrease) in payables            6,735            --                 289            (58)
Increase (decrease) in film rental           769            --                  --             --
(Decrease) in other liabilities             (134)          356                  --             --
Other, net                                  (312)           --                  --             --
                                        --------       -------             -------        -------
Net cash provided by (used in)
   operating activities                   11,644          (261)              1,124          3,676

INVESTING ACTIVITIES
Purchase of Angelika                     (12,570)           --                  --             --
Reimbursement proceeds from
   Angelika judgment                       1,293            --                  --             --
Purchase of property, plant and
   equipment                             (11,204)       (4,232)                (18)            --
Proceeds from redemption of Citadel
   preferred                               6,191            --                  --             --
Redemption of investment in affiliate         --            --                  --          1,800
Loan to Citadel                               --            --                  --         (6,200)
Acquisition of stock of equity
   affiliates                                 --        (1,926)             (1,331)            --
Cash acquired as a result of
   consolidation of Reading, net of
   acquisition costs                      41,412            --                  --             --
Proceeds from Citadel loan pay-off            --            --                 950             --
Increase in restricted cash               (1,478)           --                  --             --
Other investments                            (75)         (100)                 --             --
                                        --------       -------             -------        -------
Net cash provided (used in)
   investing activities                   23,569        (6,258)               (399)        (4,400)

                               CRAIG CORPORATION

                                                              THREE
                                               YEAR           MONTHS                YEARS
                                               ENDED          ENDED                 ENDED
                                                    DECEMBER 31,                 SEPTEMBER 30,
                                            ---------------------------   ------------------------
                                                1996           1995         1995           1994
                                            -----------    ------------   --------       ---------
                                              (In thousands of dollars, except per share amounts)
FINANCING ACTIVITIES
Proceeds from issuance of Reading
   redeemable preferred stock to
   Citadel                                     7,000            --              --              --
Proceeds from minority partner for
   purchase of Angelika                        2,068            --              --              --
Distributions to minority partner                (38)           --              --              --
Payment of Reading preferred dividends           (95)           --              --              --
Payment of debt financing costs                 (256)           --              --              --
Proceeds from issuance of long term
   debt                                           --            --              --             600
Debt incurred for land purchase                   --         3,144              --              --
Borrowings from affiliates                        --         1,690              --              --
Treasury stock repurchases                    (7,585)         (709)           (823)             --
Payment of debt and liabilities               (2,914)           --             (48)        (14,048)
Dividend received from Stater                     --            --              --          20,000
Proceeds from sale of option to Stater            --            --              --          14,650
                                             -------        ------         -------        --------
Net cash provided (used in) financing
   activities                                 (1,820)        4,125            (871)         21,202

EFFECT OF FOREIGN EXCHANGE RATE CHANGES          134           (20)             --              --
                                             -------        ------         -------        --------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                33,527        (2,414)           (146)         20,478
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF THE PERIOD                              18,645        21,059          21,205             727
                                             -------        ------         -------        --------

CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                                    $52,172       $18,645         $21,059        $ 21,205
                                             =======       =======        ========        ========

         See accompanying notes to consolidated financial statements.

CRAIG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF CONSOLIDATION: The consolidated financial statements include the accounts of Craig Corporation and its wholly owned subsidiaries ("Craig") and its majority owned subsidiaries (collectively, the "Consolidated Company"). Such majority owned subsidiaries include the accounts of Reading Entertainment, Inc. ("REI" and together with its consolidated subsidiaries, "Reading"). Through its majority owned subsidiaries, REI has operated motion picture exhibition theaters in leased locations in the Commonwealth of Puerto Rico under the name Cine Vista since 1994. In August 1996, Reading acquired an 83.3% interest in the Angelika Film Center (the "Angelika"), a multiplex theater located in New York City (See
Note 3). In November 1995, the Consolidated Company formed Reading International Cinemas LLC ("Reading International" and together with its direct and indirect subsidiaries, "Reading Australia"). Reading is also a participant in two real estate joint ventures and holds certain property for sale located primarily in Philadelphia, Pennsylvania and has acquired certain leased equipment as an investment.

     All significant intercompany transactions and accounts have been eliminated in consolidation. Minority interest in equity of subsidiary reflects the minority stockholders' proportionate share of Reading and the Consolidated Company's other joint ventures. Investments in which the Consolidated Company holds a 20 to 50 percent ownership interest are accounted for using the equity method.

     In September 1996, Craig changed its fiscal year end date from a September 30 year end to December 31, and accordingly, the consolidated financial statements report the results of operations, cash flows and the statement of stockholders' equity for the year ended December 31, 1996, the three months ended December 31, 1995 and the two years ended September 30, 1995 and 1994.

     As described in Note 2, during the year ended December 31, 1996, Craig increased its voting ownership in REI to approximately 77.4%. As a result of increasing its ownership in REI to greater than 50%, the Consolidated Company reports its ownership interest in REI as of December 31, 1996, on a consolidated basis, as compared to the equity method for the three months ended December 31, 1995 and the two years ended September 30, 1995 and 1994. In accordance with the provisions of Accounting Research Bulletin 51, "Consolidated Financial Statements", Craig's purchase of REI has been reflected in the Consolidated Statements of Operations and Cash Flows as though it had been acquired at the beginning of Craig's new fiscal year, or January 1, 1996.

     INCOME TAXES: Craig and Reading file separate consolidated federal and state tax returns. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


     CASH EQUIVALENTS: The Consolidated Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates fair market value, and consist principally of federal agency securities and short-term money market instruments.

     USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     INVENTORIES: Inventories are comprised of confection goods used in Cine Vista's, the Angelika's and Reading Australia's operations and are stated at the lower of cost (first-in, first-out method) or net realizable value.

     PROPERTY AND EQUIPMENT: Property and equipment is carried at cost. Depreciation of buildings, capitalized premises lease, leasehold improvements and equipment is recorded on a straight-line basis over the estimated useful lives of the assets or, if the assets are leased, the remaining lease term (inclusive of options, if likely to be exercised), whichever is shorter. The estimated useful lives are generally as follows:


     Building and Improvements        40 years
     Equipment                      7-15 years
     Furniture and Fixtures            7 years
     Leasehold Improvements           20 years


     CONSTRUCTION IN PROGRESS AND PROPERTY DEVELOPMENT COSTS: Construction-in-progress and property development costs are comprised of all direct costs associated with the development of potential theater locations (whether for purchase or lease). Amounts are carried at cost unless management decides that a particular theater location will not be pursued to completion. If such a judgment is made, previously capitalized costs which are no longer of value to the Consolidated Company are expensed.

     PROPERTY HELD FOR SALE:   Property held for sale is carried at the lower of
cost, including related holding costs, or estimated net realizable value and is classified as a noncurrent asset due to the inherent difficulty in estimating the timing of future sales.

     COST IN EXCESS OF NET ASSETS ACQUIRED: Cost in excess of net assets acquired at December 31, 1996 resulted from the acquisition of the Angelika by Reading in August 1996. The amount of the purchase price of the Angelika assets in excess of the appraised value of the assets acquired is being amortized on a straight line basis over a period of 20 years. The fair value of

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

the assets was determined by an independent appraiser. The carrying value of intangible assets is reviewed if the facts and circumstances suggest that such value may have been impacted.

     TRANSLATION OF NON-U.S. CURRENCY AMOUNTS: The financial statements and transactions of Reading Australia's (See Note 3) operations are maintained in their functional currency (Australian dollars) and translated into U.S. Dollars in accordance with SFAS No. 52 "Foreign Currency Translation." Assets and liabilities are translated at exchange rates in effect at the balance sheet date and shareholders' equity is translated at historical exchange rates. Revenues and expenses are translated at the average exchange rate for the period. Translation adjustments are reported as a separate component of shareholders' equity.

     INCOME (LOSS) PER COMMON SHARE: Income (loss) per common share is calculated by dividing net earnings (loss) available to common shareholders by the weighted average shares outstanding during the period and the dilutive effect, if any, of common stock equivalents that are outstanding. The weighted average number of shares outstanding for the year ended December 31, 1996, the three months ended December 31, 1995, and the years ended September 30, 1995 and 1994 were 5,635,406, 5,916,220, 5,969,585 and 6,310,424, respectively. Net earnings per share for fiscal 1996 was calculated based on net earnings available to common stock shareholders, which includes a reduction for dividends declared on the redeemable preferred stock of rei amounting to $95,000 (see note
8).

     RECLASSIFICATION: Certain amounts in previously issued financial statements have been reclassified to conform with the current presentation.

     ACCOUNTING MATTERS: The consolidated company adopted SFAS No. 123 "Accounting for stock-based compensation." In 1996. SFAS No. 123 establishes a fair value method of accounting for stock-based employee compensation plans. As permitted by SFAS No. 123, The Consolidated Company has elected to account for stock-based compensation according to the provision of APB 25, "Accounting for Stock Issued to Employees."

     The Consolidated Company also adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1996. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain intangible assets and costs in excess of net assets related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

     The Consolidated Company adopted SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" in 1996. SFAS 107 requires the disclosure of the fair value of certain financial instruments for which it practicable to estimate that value and requires the disclosure of significant assumption used in such estimates.

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

NOTE 2 -- ACQUISITION OF READING COMPANY ("READING")

     Since September 30, 1995, Craig has increased its voting ownership in Reading from 47.6% to approximately 77.4% at December 31, 1996 through (1) the acquisition of shares on the open market at a cost of approximately $1.752 million, (2) the issuance of 66,042 shares of Craig Common Stock and (3) the consummation of a transaction between Craig, Reading, Citadel Holding Corporation ("CHC and collectively with its consolidated subsidiaries, Citadel") and certain of their affiliates (the "Stock Transactions") whereby Craig exchanged principally all of its assets for common and preferred stock of REI.

     Immediately prior to the Stock Transactions, there was a reorganization of Reading (the "Reorganization") pursuant to a proposed Agreement and Plan of Merger (the "Merger Agreement") among Reading Company, REI, which was a newly formed, wholly-owned subsidiary of Reading Company, and Reading Merger Co. ("Merger Co.") which was a newly formed, wholly-owned subsidiary of REI. In the Reorganization, Reading Company merged with Merger Co. and each outstanding share of Reading Company's Common Stock and Class A Common Stock was converted into the right to receive one share of REI's Common Stock (the "Common Stock"). As a result of the Reorganization, Reading Company became a wholly-owned subsidiary of REI and the shareholders of Reading Company became shareholders of REI.

     In the Stock Transactions Craig and its wholly owned subsidiary, Craig Management, Inc. ("CMI"), and Citadel contributed assets in exchange for REI convertible preferred and common stock and certain contractual rights. The Stock Transactions were carried out pursuant to an Exchange Agreement, dated September 4, 1996 (the "Exchange Agreement"). In the Stock Transactions, REI issued (i) 70,000 shares of Series A Voting Cumulative Convertible Preferred Stock, (the "REI Series A Preferred Stock"), to Citadel (See Note 8), and granted certain contractual rights to Citadel, in return for $7 million in cash and (ii) 550,000 shares of Series B 6.5% Voting Cumulative Convertible Preferred Stock with a stated value of $55 million, (the "REI Series B Preferred Stock"), and 2,476,190 shares of Common Stock to Craig in exchange for certain assets owned by Craig (the "Craig Assets"). The REI Series B Preferred Stock bears a cumulative dividend of 6.5%, payable quarterly and is convertible anytime after 18 months from issuance into REI common shares at a conversion price of $12.25 per share. The Craig Assets consisted of the 693,650 shares of Stater Bros. Holdings, Inc.'s ("Stater") Series B Preferred Stock (the "Stater Preferred Stock"), Craig's 50% membership interest in Reading International, of which an indirect wholly owned subsidiary of REI was the sole other member, and 1,329,114 shares of Citadel's 3% Cumulative Voting Convertible Preferred Stock, stated value $3.95 per share (the "CHC Preferred Stock"). Upon consummation of the transaction on October 15, 1996, Craig and Citadel held approximately 77.4% and 5%, respectively, of the voting power of REI. Subsequent to December 31, 1996, Craig increased its holdings in REI to approximately 78% of the outstanding voting securities through the purchase of an additional 78,500 shares at a purchase price of approximately $.819 million.

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

     The contractual rights granted to Citadel in the Stock Transactions are set forth in an Asset Put and Registration Rights Agreement pursuant to which Citadel has the right (the "Asset Put Option"), exercisable at any time after October 15, 1996 and until 30 days after REI files its Annual Report on Form 10-K for the year ending December 31, 1999, to require REI to acquire substantially all of Citadel's assets, and assume related liabilities (such as mortgages), for shares of REI Common Stock. In exchange for up to $20 million in aggregate appraised value of Citadel assets on exercise of the Asset Put Option, REI is obliged to deliver to Citadel a number of shares of REI Common Stock determined by dividing the appraised value of the Citadel assets by $11.75 if the notice of exercise is received by October 31, 1997 and $12.25 if notice is received thereafter. If the value of the Citadel assets is in excess of $20 million, REI is obliged to pay for the excess by issuing common stock at the then fair market value up to a maximum of $30 million of assets. For financial reporting purposes, no value was allocated to the Asset Put Option, due to the belief that the value, if any, is immaterial and that the methods of valuing options include numerous subjective assumptions and are not intended to value non-transferrable options such as the Asset Put Option. Also, in conjunction with the Stock Transactions, REI agreed to reimburse Citadel for its out of pocket costs with respect to the transaction, up to a maximum of $280,000.

     The Stock Transactions are intended to qualify as an exchange under Section 351(a) (a "351 Exchange") of the Internal Revenue Code of 1986, as amended (the "Code"). In a 351 Exchange, the party acquiring the assets retains the contributing parties' tax basis in the acquired assets, with no taxable gain recognized as a result of the exchange. The parties contributing assets obtain a tax basis in the assets received in the exchange equal to the basis in the assets which are contributed in the exchange. With the exception of the Stater Preferred Stock, the book value of the assets received in the Stock Transactions approximated the tax basis in the assets received. Craig's adjusted tax basis (for federal tax purposes) in the Stater Preferred Stock was approximately $5 million and, accordingly, the estimated tax liabilities associated with the assets exchanged in the Stock Transactions were $22,042,000 of deferred federal income taxes provided by Craig relating to the Stater Preferred Stock. At the time of the closing of the Stock Transactions, REI had a gross deferred federal tax asset of $55,968,000 and a valuation allowance in the same amount. Concurrent with the receipt of the Stater Preferred Stock, REI determined that it was more-likely-than-not that a portion of the deferred tax asset which had previously been fully reserved, would be realized and REI reduced the valuation allowance by $20,782,000 which amounts reflects the value of the federal tax loss carryforwards which were expected to be utilized by REI, net of $1,260,000 in federal alternative minimum tax ("AMT").

     The acquisition of the REI securities by Craig has been accounted for as a purchase and accordingly, the purchase price was allocated to assets and liabilities based on their estimated fair values, after consideration of the recognition by REI of previously reserved deferred tax assets as of the date of the Stock Transactions. The aggregate purchase price

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

of the fiscal 1996 purchases of REI stock amounted to approximately $66.4 million, of which approximately $64.4 million represented the carrying value of the assets contributed in the exchange, net of federal tax liabilities amounting to approximately $22 million. Accordingly, the purchase, for financial statement purposes, resulted in negative goodwill in the amount of approximately $22 million, which goodwill was allocated to reduce the carrying value of previously reported intangible assets related to Craig's REI stock purchases and the beneficial leases and leasehold improvements purchased.

     The pro forma consolidated operating results set forth below gives effect to Craig's fiscal 1996 acquisition of Reading, the August 1996 purchase of Angelika by Reading described in Note 3, the issuance of the REI redeemable preferred stock to Citadel in the Stock Transactions and the amortization of the negative goodwill allocated to the assets purchased, as if they had occurred on October 1, 1994.

                                                                PRO FORMA
                                          ----------------------------------------------------
                                               YEAR        THREE MONTHS             YEAR
                                               ENDED          ENDED                 ENDED
                                           DEC. 31, 1996   DEC. 31, 1995        SEPT. 30, 1995

Revenues                                       $32,364          $7,305            $27,438
Net earnings                                   $43,438          $1,059            $ 4,295
Net earnings available to common
 shareholders                                  $42,983          $  946            $ 3,840
Per Share net earnings available to
 common shareholders                           $  7.63          $  .16            $   .64

     The pro forma consolidating results are based upon certain assumptions and estimates and do not necessarily represent results which would have occurred if the acquisition of Reading and Angelika had taken place on the basis assumed, nor are they indicative of the future results of the combined operations.

     Prior to the January 1, 1996, Craig accounted for its ownership of Reading on the equity method of accounting. Craig's 47.6% interest in Reading at September 30, 1995 is included on the Consolidated Balance Sheet as Investment in Reading amounting to approximately $32.725 million. Included in equity earnings of affiliates for the three months ended December 31, 1995 and for each of the two years ended September 30, 1995 and 1994 is Craig's share of Reading's net earnings amounting to a net equity loss of approximately $18,000, net equity earnings of $989,000 and a net equity loss of $678,000, respectively.

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

     Summarized financial information of Reading for the periods which Craig included Reading in its consolidated financial statements using the equity method of accounting is as follows:

                                                                   SEPTEMBER 30,
CONDENSED BALANCE SHEET                                                1995
                                                                  --------------

Current assets                                                           $50,263
Property and equipment                                                     7,118
Intangible assets                                                         15,770
Other assets                                                               2,111
Current liabilities                                                        3,596
Other long-term liabilities                                                2,907
Shareholders' equity                                                      68,759





CONDENSED STATEMENT OF INCOME                THREE MONTHS ENDED              YEARS ENDED
----------------------------------------        DECEMBER 31,                 SEPTEMBER 30,
                                                      1995                  1995       1994
                                             ------------------          ---------  ---------
Revenue:
 Theatre                                                3,205             14,878      4,908
 Interest and dividend                                    648              2,194      2,367
 Other                                                    442              2,461        918
                                                       ------            -------    -------
                                                        4,295             19,533      8,193
Theater costs                                           2,642             11,451      3,433
Depreciation and amortization                             348              1,339        339
General and administrative                              1,048              4,457      3,769
Equity losses from Reading International                  246                 --         --
Provision for environmental                                --                 --      1,306
Development expense                                        --                 --        795
                                                       ------            -------    -------
Earnings (Loss) before income taxes and
 accounting change                                         11              2,286     (1,449)
Income taxes (benefit)                                     48                189        (12)
                                                       ------            -------    -------
Net earnings (loss)                                    $  (37)           $ 2,097    $(1,437)
                                                       ======            =======    =======

     Included in the accompanying Consolidated Statements of Operations as "Minority interest" and the Consolidated Balance Sheets as "Minority interests in equity of subsidiaries" for the year ended December 31, 1996 is that portion of Reading's financial statement results of operations and equity that is not owned by the Consolidated Company amounting to approximately $1.471 million and $31.416 million, respectively.

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


NOTE 3 -- THEATER ACQUISITION AND DEVELOPMENT ACTIVITIES

     On August 27, 1996, Reading and Sutton Hill Associates ("Sutton Hill"), acquired from Angelika Film Centers, Inc. ("AFCI") the assets comprising the Angelika, a multiplex theater located in New York City. The purchase price of the Angelika was approximately $12,570,000 (subject to certain adjustments), inclusive of acquisition costs of approximately $529,000. Reading and Sutton Hill formed a limited liability company, Angelika Film Centers LLC ("AFC"), to hold their interest in the Angelika. AFC acquired the Angelika assets with a combination of available cash, a fully collateralized promissory note issued to AFCI in the amount of $2,000,000 and credit in full satisfaction of a judgment encumbering certain of the stock of AFCI, with interest on such judgment at a rate of 9% per annum. Reading had acquired the judgment from a bank for $1,285,000 in November 1995. The short-term portion ($1,500,000, bearing interest based on the 13 week T-bill rate) and the long-term portion ($500,000, bearing interest at 9%) of the promissory note and an escrow established in relation to this future obligation have been classified as "Note payable" and "Restricted cash," respectively, in the Consolidated Balance Sheet as of December 31, 1996.

     Reading contributed 83.3% of the capital of AFC and Sutton Hill contributed the remaining 16.7%. The operating agreement of AFC provides that all depreciation and amortization (the "Special Deductions") will first be allocated to Sutton Hill until the aggregate amount of such Special Deductions equals Sutton Hill's initial investment. Thereafter, Reading will receive all Special Deductions until the relative ownership interests are equal to the initial ownership interests of the parties. Sutton Hill has agreed to subordinate its interest in AFC to the Reading's interest in order to permit Reading to pledge AFC and its assets as collateral to secure borrowing by the Company. In addition, Sutton Hill has agreed that the Company will be entitled to receive up to 100% of the proceeds of borrowing by AFC, up to the amount of the Company's initial capital contribution to AFC.

     AFC is managed by City Cinemas, a New York motion picture exhibitor and an affiliate of Sutton Hill, pursuant to the terms of a management agreement (the "Management Agreement"). The Management Agreement provides for City Cinemas to manage the Angelika for a minimum annual fee of $125,000 plus an incentive fee equal to 50% of annual cash flow (as defined in the Management Agreement) over prespecified levels, provided however, that the maximum annual fee (minimum fee plus incentive fee) may not exceed 5% of the Angelika's annual revenues.

     Reading's 83.3% interest in the Angelika was accounted for using the purchase method and the Angelika's operating results since the acquisition on August 27, 1996 have been consolidated with the operating results of Reading. Sutton Hill's initial capital investment and share of the Angelika's net earnings amounting to approximately $2.1 million for the period subsequent to the acquisition of Angelika have been recorded as "Minority interest" in the accompanying Consolidated Balance Sheet as of December 31, 1996.

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

     Reading International Cinemas LLC
     ---------------------------------

     In November 1995, the Consolidated Company formed Reading International to develop and operate multiplex cinemas in Australia under the operating name Reading Cinemas. Since formation, Reading Australia has acquired one potential theater development site, signed two purchase agreements, a development agreement and entered into four leases of properties to be developed as theaters. Reading Australia's first theater commenced operations in late 1996. Reading International was equally owned by Craig and Reading prior to conclusion of the Stock Transactions on October 15, 1996 (See Note 2).

     During the three months ended December 31, 1995, Craig consolidated the financial results of Reading International reflecting Craig's 74.5% (Craig's 50% direct interest, together with its ownership interest in Reading at December 31, 1995 resulted in a 74.5% interest for financial statement purposes) financial interest. Reading's minority shareholders interest in such losses for the three months ended December 31, 1995 amounted to approximately $125,000.

NOTE 4 -- INVESTMENT IN CITADEL

     Citadel, whose stock is traded on the American Stock Exchange, has been engaged primarily in the business of owning and managing commercial and residential properties since August 1994. As described in Note 2, in October 1996, Citadel invested $7 million to acquire 70,000 shares of REI Redeemable Cumulative Voting Convertible Stock (Note 8), which represents 5% of the outstanding voting securities of REI and an Asset Put Option. Until August 1994, CHC was engaged principally in the business of serving as the holding company for Fidelity Federal Bank.

     As of December 31, 1996 and September 30, 1995, the Consolidated Company's investment in Citadel is as follows:


                                           DEC. 31,   SEPT. 30,
                                             1996       1995
                                           ---------  ---------
Common Stock                                 $4,625      $2,036
3% Cumulative Convertible Preferred Stock        --       5,250
                                             ------      ------
                                             $4,625      $7,286
                                             ======      ======

     Until November 1994, Craig held approximately a 9% interest in Citadel, which for accounting purposes was reported at cost as adjusted for market declines considered to be other than temporary. After Citadel ceased its role as a thrift holding company, Craig increased its voting interest in Citadel to 31.6% through the purchase of common stock and

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

convertible preferred stock during the twelve months ended September 30, 1995. As a result of the increase in fiscal 1995, Craigs investment in Citadel met the criteria for using the equity method of accounting, which the Company adopted in fiscal 1995. Included in the Statement of Operations as "Earnings (losses) from investment" in Citadel is the Consolidated Company's common equity ownership portion of Citadel's operating results, the preferred dividends and the redemption premium earned with respect to the Consolidated Company's preferred stock interest described below, amounting to $2,396,000, $60,000, and a loss of $334,000 for the year ended December 31, 1996, the three months ended December 31, 1995 and the year ended September 30, 1995, respectively.

     Prior writedowns of the Consolidated Company's investment in Citadel, considered to be other than temporary, amounted to $8.792 million for the year ended September 30, 1994. Retained earnings represented by undistributed earnings of the Consolidated Company's investment in Citadel amounted to approximately $2.122 million at December 31, 1996.

     The Consolidated Company increased its common stock ownership in Citadel from 993,112 shares (16.5%) at September 30, 1995 to 1,564,473 shares (26%) at
December 31, 1996 through the purchase of an additional 571,361 shares at a cost of approximately $1,281,000. In addition, at December 31, 1996 Craig held a warrant, exercisable at $3.00 per share, to purchase an additional 666,000 shares of Citadel Common Stock (the "Warrant"). The Warrant was exercised in April 1997, resulting in an increase of the Consolidated Company's ownership of Citadel to 33.4% of the then issued outstanding voting securities of Citadel. Based upon the closing price of Citadel's common stock of $2.75 at December 31, 1996, the aggregate market value of the Consolidated Company's common stock interest in Citadel was approximately $4.3 million. Management believes that the December 31, 1996 carrying value approximates market value.

     At September 30, 1995, Craig owned 1,329,114 shares of Citadel 3% Cumulative Voting Convertible Preferred Stock (the "CHC Preferred Stock") with a Stated Value of $5.25 million. The CHC Preferred Stock was issued to Craig in November 1994 in satisfaction of $5.25 million of outstanding indebtedness of Citadel to Craig. The CHC Preferred Stock was issued pursuant to a Stock Purchase Agreement which provided, among other things, that
(i) the preferred shares carry a liquidation preference equal to their stated value and bear a cumulative (noncompounded) annual dividend equal to 3% of the stated value, (ii) were convertible under certain circumstances into shares of common stock of Citadel, (iii) were redeemable at the option of Citadel at any time after November 1997 and (iv) were redeemable (subject to Delaware limitations upon distributions to shareholders) at the option of the Company in the event of a change of a control of Citadel. Subject to certain limitations, the CHC Preferred Stock was convertible into common stock of Citadel at a conversion price per share equal to the market price of Citadel common stock, as defined, calculated as the per share stated value of $3.95 divided by the average CHC closing price per share for each of the 60 days preceding the conversion. If the market price, as defined, was below $3.00 per share Citadel had the right to redeem the CHC Preferred Stock if tendered

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

for conversion calculated as the sum of (1) $3.95 per share, (2) any unpaid dividends, and (3) a premium at the redemption date equal to an accrual on the Stated Value at 9% per annum during the period November 1994 to November 1998 and thereafter reducing at a rate of 1% per year (the "Redemption Accrual Percentage").

     As described in Note 2, the CHC Preferred Stock was transferred to REI in the Stock Transaction and the CHC Preferred Stock was exchanged by REI for 1,329,114 shares of Series B Cumulative Voting Convertible Preferred Stock (the "Citadel Series B Preferred Stock"). The terms of the Citadel Series B Preferred Stock were substantially identical to the terms of the CHC
Preferred Stock except that (i) the Redemption Accrual Percentage decreased to 3% after October 15, 1996 and (ii) except for a change of control of Citadel, the Citadel Series B Preferred Stock was not convertible into Citadel Common Stock for one year commencing on approximately April 15, 1997. In December 1996, Reading elected to exercise its rights to convert the Citadel Series B Preferred Stock into CHC Common Stock, whereupon, Citadel exercised its right to redeem the Citadel Series B Preferred Stock. The Consolidated Company received the stated value of $5.25 million, all accrued and unpaid dividends and a redemption premium of $941,000, which premium, net of the amount attributable to the Consolidated Company's common stock interest, is included in "Earnings (losses) from investment in Citadel" in the Consolidated Statement of Operations for the year ended December 31, 1996. Dividends earned for the year ended December 31, 1996, the three months ended December 31, 1995 and the year ended September 30, 1995 were approximately $154,000, $40,000 and $140,000, respectively.

     Citadel's fiscal year end is December 31. Summarized financial information of Citadel as of December 31, 1996 and September 30, 1995 and for the years ended December 31, 1996 and December 31, 1995 follows:


CONDENSED BALANCE SHEETS:          DECEMBER 31, 1996   SEPTEMBER 30, 1995
-------------------------          -----------------   ------------------
Cash and cash equivalents                    $ 6,356              $15,913
Rental properties                             14,433               21,832
Investment in Reading                          7,000                   --
Other assets                                   2,503                1,976
Accrued and other liabilities                  2,265                5,913
Mortgage liabilities                          10,303               16,204
Stockholder's equity                          17,724               17,604

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)



                                               YEAR ENDED           YEAR ENDED
CONDENSED STATEMENTS OF OPERATIONS:        DECEMBER 31, 1996    DECEMBER 31, 1995
-----------------------------------        ------------------   ------------------
Rental income                                        $ 4,932              $ 5,402
Interest and dividend income                             939                  710
Real estate operating expenses                        (2,481)              (2,660)
Depreciation                                            (395)                (420)
Interest expense                                      (1,317)              (1,327)
General and administrative expenses                     (745)              (1,807)
Gain (loss) from Investment in Fidelity                4,000                  (41)
Gain on sale of rental property                        1,493                1,541
Net earnings                                           6,426                1,398

     Citadel's net earnings for the year ended December 31, 1996 are inclusive of non-recurring income of $4 million from the recognition for financial statement purposes of previously deferred proceeds from the bulk sale of loans and real estate by a previously owned subsidiary of Citadel and approximately $95,000 of dividends paid by Reading to Citadel pursuant to the redeemable preferred stock issued to Citadel in the exchange.

NOTE 5 - INVESTMENT IN STATER BROS. HOLDINGS, INC. (STATER)

     The Consolidated Company's investment in Stater at December 31, 1996 and 1995 consists of the following:

                          DECEMBER 31   SEPTEMBER 30
                             1996           1995
                          -----------   ------------
     Common Stock                 ---        $20,160
     Preferred Stock          $67,978            ---

     Prior to March 8, 1996, Craig held a 50% common stock interest in Stater which for accounting purposes was accounted for in accordance with the equity method of accounting. The remaining 50% interest in Stater was owned by La Cadena Investments ("La Cadena"), a general partnership consisting of key executives of Stater. Stater is a supermarket chain in Southern California, operating 110 supermarkets in the Inland Empire Region of Southern California.

     During March 1994, Craig consummated several separate agreements with Stater and La Cadena with respect to a series of transactions under the terms of which Craig received from Stater cash proceeds approximating $42 million, including a dividend distribution of $20 million, an option payment of $14.65 million, $5 million in connection with a Consulting Agreement, and $2.2 million for the redemption of existing preferred stock plus outstanding dividends. The $14.65 million received in connection with the option to sell Craig's investment in Stater is included in the balance sheet as

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

a deferred credit under the caption "Option to sell investment in affiliate" at September 30, 1995. The option payment to Craig of $14.65 million pertains to an option granted by Craig to Stater, which in turn provided Stater the means by which Stater could acquire, in the future, any economic interest Craig held in Stater at a stated exercise price. The option had a term of twelve years to the extent that Stater converted Craig's common stock interest in Stater to preferred stock prior to March 8, 1996.

     Effective March 8, 1996, Stater exercised its right to convert all Craig's common stock in Stater into 693,650 shares of Stater Series B Preferred Stock, stated value $100 per share (the "Stater Preferred Stock"). The Stater Preferred Stock has a liquidation preference and redemption value of $69.365 million and a cumulative dividend preference beginning at 10.5%, increasing to 12% after 78 months, and further increasing every twelve months thereafter by an additional 1%, to a maximum dividend rate of 15%. Included in the Consolidated Statement of Operations as "Dividend income from Stater" for the twelve months ended December 31, 1996, is approximately $5,978,000 earned from the date of issuance of the Stater Preferred Stock on March 8, 1996. Dividends are paid quarterly in arrears. The payment of dividends by Stater to the Consolidated Company is restricted subject to various financial covenants in the Stater credit agreements. The Stater Preferred Stock entitles the Consolidated Company to (1) elect one director of Stater, (2) vote 20% of the total number of votes, and (3) elect a majority of the Board of Directors of Stater if, without the approval of the Consolidated Company, two or more quarterly preferred stock dividends remain unpaid. Under the terms of the Option Agreement described above, Stater has transferable rights to repurchase the Stater Preferred Stock at any time prior to March 2006 at redemption value plus accumulated dividends. If not repurchased by Stater prior to March 2006, the holder of the Stater Preferred Stock has the right to have the Stater Preferred Stock redeemed at any time following March 8, 2009, at redemption value plus accumulated dividends.

     Upon the conversion by Stater in March 1996 of Craig's common stock interest to redeemable preferred stock, the Consolidated Company discontinued the use of the equity method of accounting for its investment in Stater. Prior to the preferred stock conversion, the carrying value of the Craig's 50% common stock interest, net of the $14.65 option proceeds received in 1994 amounted to approximately $9 million. During the twelve months ended December 31, 1996, Craig recorded approximately $58.978 million of the difference between $67.978 million (98% of the stated value of the Stater Preferred Stock) and Craig's net carrying value of its previous common stock investment amounting to $9 million as "Gain from conversion of common stock interest in Stater". There is no public market for the Stater Preferred Stock, although the Consolidated Company does have certain registration rights relating to such shares. The Stater Preferred Stock has been recorded in the accompanying Consolidated Balance Sheet as "Investment in Stater" and valued at $67,978,000 (98% of stated value) which amount is consistent with a valuation of the Stater Preferred Stock prepared by an independent investment banker (exclusive of the tax liabilities described in Note 2). The ultimate value of the Stater Preferred Stock is based upon various market factors including, but not limited

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

to, Stater's operating performance, Stater's existing senior debt covenants, interest rates, the Stater Preferred Stock provisions, and the likelihood of redemption by Stater. The Consolidated Company expects to account for the deferred gain of approximately $1.387 million (difference between the Stated Value and the Company's carrying value) if realized upon the redemption or sale of the Stater Preferred Stock.

     Pursuant to the Stock Transactions described in Note 2, Craig transferred legal ownership of its Stater Preferred Stock to Reading.

     Effective March 8, 1994, Craig entered into a consulting agreement with Stater pursuant to which Craig, among other things, agreed to render consulting services for a five year period. In consideration for such agreement, Stater paid Craig $5 million in March 1994, and agreed to pay $1.5 million annually, payable quarterly, through the term of the agreement. Included in the accompanying Consolidated Statements of Operations as "Service income" for the year ended December 31, 1996, the three months ended December 31, 1995 and each of the two years ended September 30, 1995 is approximately $1.5 million, $375,000, $1.5 million and $5.849 million, respectively, earned pursuant to this agreement. Stater has the right to terminate its obligations under the Consulting Agreement, in the event it exercises its option to purchase the Stater Preferred Stock.

     Prior to the conversion of Craig's Stater common stock to Stater Preferred Stock, in March 1996, Craig included in equity of affiliates, Craig's share of Stater's operating results. Accordingly, included in equity earnings of affiliates for the year ended December 31, 1996, the three months ended December 31, 1995 and for each of the two years ended September 30, 1995 is Craig's share of Stater's net earnings amounting to approximately $1.608 million, $1.881 million, $3.693 million and $6.422 million, respectively.

     Stater files the required periodic reports with the Securities and Exchange Commission (SEC). Stater's fiscal year ends on the last Sunday in September. Summarized financial information of Stater is as follows:

                                        SEPT. 29,        SEPT. 24,
CONDENSED BALANCE SHEETS                   1996            1995
-------------------------------------   ----------   --------------
Current assets                            191,514           158,647
Property, plant and equipment, net
                                          114,215           118,627
Other assets                               32,565            36,808
Current Liabilities                       128,041           113,633
Long term debt                            171,917           173,099
Other Liabilities                          12,858            13,772
Preferred Stock                            69,365                --
Shareholders' common equity
                                          (43,887)           13,578

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)



                                             53 WEEKS          52 WEEKS          52 WEEKS
CONDENSED STATEMENTS OF                        ENDED             ENDED             ENDED
INCOME                                     SEPT. 29, 1996    SEPT. 24, 1995    SEPT. 25, 1994
-------------------------------------     ---------------    --------------    --------------
Sales                                      $ 1,705,332        $ 1,579,895       $ 1,539,717
Cost of goods sold                           1,315,726          1,227,355         1,199,794
                                           -----------        -----------       -----------
Gross profit                                   389,606            352,540           339,923
General and administrative expenses           (328,242)          (308,332)         (297,474)
Depreciation and amortization                  (12,583)           (11,756)          (11,656)
Consulting Costs                                (1,525)            (1,500)             (830)
                                           -----------        -----------       -----------
Income from operations                          47,256             30,952            29,963
Interest expense, net                          (20,258)           (20,076)          (15,501)
Other income                                       133                 69               183
                                           -----------        -----------       -----------
Income before provision for taxes and
 extraordinary item                             27,131             10,945            14,645
Income taxes                                   (11,120)            (4,218)           (5,856)
                                           -----------        -----------       -----------
Income before extraordinary item and
 accounting change                              16,011              6,727             8,789
Change in accounting for income taxes               --                 --               372
Extraordinary loss                                  --                 --            (8,036)
                                           -----------        -----------       -----------
Net income                                      16,011              6,727             1,125
Less Preferred Dividends                        (4,111)                --                --
                                           -----------        -----------       -----------
Net Income Available to Common             $    11,900        $     6,727       $     1,125
                                           -----------        -----------       -----------


     In connection with the March 1994 transaction, Stater completed a debt financing of $165 million. The net proceeds from the financing were used to consummate the March 1994 transactions described above and replace outstanding debt of $96.7 million. In connection with the early redemption of outstanding debt, Stater recorded an extraordinary charge of approximately $8.036 million, net of tax benefits amounting to $5.9 million, for costs related to the redemption premium paid to holders of the previous outstanding debt securities. Accordingly, Craig has reported its then 50% share of Stater's debt retirement costs amounting to $4.018 million, before income tax benefits of $1.610 million, as an extraordinary item.

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

NOTE 6 -- NET INVESTMENT IN LEASED EQUIPMENT

     During 1996, a wholly-owned subsidiary of REI purchased computer controlled manufacturing equipment for $40,934,000 which equipment was leased to manufacturing companies (the "User Leases"). Concurrent with the purchase of the equipment, the Company leased the equipment back to the seller, subject to the User Leases, for a period of five years (the "Wrap Lease"). Reading's investment in the equipment was funded through a cash payment of $1,944,000 and the issuance of a non-recourse promissory note (the "Promissory Note") in the amount of $38,990,000. Payments due under the Wrap Lease were subsequently sold to a third party in return for a $32,000 payment and assumption by the purchaser of all obligations under the Promissory Note. Reading has retained all rights and interest in the equipment subject to the User Leases and the Wrap Lease. Therefore, Reading has rights to the residual value of the equipment upon conclusion of the Wrap Lease (which term exceeds the term of the User Leases). The residual interest has been reflected at its net cost, $2,125,000, in the Consolidated Balance Sheet at December 31, 1996 as "Net investment in leased equipment."

NOTE 7 -- PROPERTY, PLANT AND EQUIPMENT

     The Consolidated Company's property, plant and equipment at December 31, 1996 and September 30, 1995 consisted of the following:

                                           December 31,    September 30,
                                               1996             1995
                                        --------------------------------
Land                                            $ 7,332           $   --
Buildings and improvements                        1,718              969
Capitalized lease premises                          538               --
Equipment                                         6,450              305
Construction in progress and property
 development costs                                2,562               --
                                                -------           ------
Property, plant and equipment                    18,599            1,274
Less: Accumulated depreciation                   (2,224)            (359)
                                                -------           ------
Property, plant and equipment, net              $16,376           $  915
                                                =======           ======

NOTE  8 -- REDEEMABLE PREFERRED STOCK OF READING

     The 70,000 shares of REI Series A Preferred Stock has a stated value of $100 per share or $7 million and holders of the REI Series A Preferred Stock are entitled to receive cumulative dividends at the rate of $6.50 per share. Citadel has the right during the 90 day period beginning October 15, 2001, or in the event of a change of control of REI, to require REI to repurchase the Series A Preferred Stock at, its stated value plus accrued and unpaid dividends or, in the case of a change in control, a premium. In addition, the holders of the Series A Preferred Stock may require REI to repurchase the shares at the stated value plus accrued and unpaid dividends in

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

the event that REI fails to pay dividends on the Series A Preferred Stock in any four quarterly periods (after April 15, 1998). In the event of a change in control of REI, the holders of a majority of the Series A Preferred Stock may require redemption at a premium. Due to the redemption provisions, the Series A Preferred Stock has not been included as a component of Shareholders' Equity in the Consolidated Balance Sheet and will be separately categorized as "Redeemable Preferred Stock of subsidiary", until such time that the redemption provision is exercised.

     Each share of Series A Preferred Stock is convertible into shares of REI Common Stock at a conversion price of $11.50 per share at any time after April 15, 1998. The shares of Series A Preferred Stock are convertible prior to April 15, 1998 in the event that a change in control of REI occurs. REI also has the right to require conversion of the Series A Preferred Stock in the event that the average market price of the REI Common Stock over a 180 day period exceeds 135% of the conversion price of the Series A Preferred Stock. REI may, at its option, redeem the Series A Preferred Stock at any time after October 15, 2001, in whole or in part, at a redemption price equal to a percentage of the stated value (initially 108%, declining 2% per annum until the percentage equals 100%) plus accrued and unpaid dividends to the date of redemption. Dividends paid during the year ended December 31, 1996 amounted to approximately $95,000.

NOTE 9 -- STOCK OPTIONS

     Craig has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of Craig's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     A stock option plan adopted in 1984, as amended, provided for the granting of options to purchase a maximum of 200,000 shares of common stock at exercise prices not less than the market price at the date of grant. Under the terms of the plan which expired in 1995, options could be granted to officers, directors and other key employees who owned 10% or less of the voting power and value of all classes of Craig's stock. Options under this plan expired, unless extended, after five years and may be exercisable in installments, generally beginning one year after the date of grant. Options outstanding and exercisable under this plan at December 31, 1996, September 30, 1995 and 1994 amounted to 25,000 shares at exercise prices ranging from $12.75 to $13.875 per share.

     In addition to the options outstanding and exercisable under the stock option plan, the Board of Directors approved the grant of a ten year option to acquire 300,000 shares of Craig's common stock at an exercise price of $11.75

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

per share in June 1995 to the Chairman of the Board. Such grant was made in consideration of, among other things, the Chairman's agreement to extend his consulting agreement with Craig through September 30, 1997 with no increase in compensation and the cancellation of a previously issued vested option to purchase 175,000 shares of Craig's Class A Common Preference Stock at an exercise price of $10.50 per share. In March 1993, the Board of Directors granted the President of Craig an option to acquire 17,500 shares of Craig's Class A Common Preference Stock, subject to a four year vesting schedule (25% of such options vesting at the end of each anniversary of such employment) at an exercise price of $10.50 per share. At December 31, 1996, the 300,000 Common shares and 13,125 Class A Common Preference shares granted by the Board are exercisable.

     Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to fiscal years beginning after December 14, 1994 under the fair value method of that Statement. No options have been granted since such date and therefore no pro forma information has been included.

NOTE 10 -- COMMON AND CLASS A COMMON PREFERENCE STOCK

     The rights of the holders of Class A Common Preference stock and the Common stock differ with respect to dividend, voting and liquidation rights. Holders of Class A Common Preference stock are entitled to receive such dividends as may be declared thereon exclusively and, in addition, such dividends as may be paid on the common stock in equal amounts as if a single class of securities; they will be entitled to one vote per share, while holders of the common stock are entitled to 30 votes per share; and, in the event of a liquidation, they will be entitled to receive a liquidation preference of $5.00 per share.

     Craig purchased 539,100 shares of its common stock at a purchase price of approximately $7.585 million during the twelve months ended December 31, 1996; 54,000 shares of its Common stock and 23,000 shares of its Class A Common Preference stock at a purchase price of approximately $.709 million during the three months ended December 31, 1995; and 90,000 shares of its Common stock at a purchase price of approximately $.823 million during the year ended September 30, 1995.

     On May 17, 1996, Craig agreed to purchase 67,000 shares of Reading Common stock from the Chairman of the Board, James J. Cotter, in exchange for 66,042 shares of its Common stock. Under the terms of the agreement, Mr. Cotter granted to Craig, for a two year period, the right of first refusal to acquire the 66,042 shares of its Common Stock at a price of $9.00 per share in the event that Mr. Cotter determines to sell, assign or convey any interest in such shares. Issuance of these shares has been recorded based on the closing price of Reading Company Common stock on May 17, 1996, or $10.625 per share, as an increase to shareholders equity amounting to approximately $.712 million.

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

     Pursuant to an agreement entered into between Craig and Stater with respect to the March 1994 transactions described in Note 5, Craig received 311,404 shares of Craig Common Stock owned by Stater. The Company recorded the 311,404 Common Shares received as a net reduction to shareholders' equity in the amount of $2.634 million.

NOTE 11 -- INCOME TAXES

     Craig and Reading file separate consolidated federal and state income tax returns. The future utilization of net operating loss carryforwards and capital loss carryforwards described below, therefore, cannot be used to offset each
separate companies' tax liabilities.    Significant components of the provisions
for income taxes attributable to operations are as follows:

                                           Three Months
                             Year Ended       Ended                 Year Ended
                             December 31,   December 31,           September 30,
                                1996           1995             1995            1994
-----------------------------------------  --------------     -----------  -----------
Earnings (loss) consists of
 the following:
  United States               $ 73,180          $  1,717       $  5,108       $  2,040
  Foreign                       (4,730)               --             --
                              --------          --------       --------       --------
     Total                    $ 68,450          $  1,717       $  5,108       $  2,040
                              ========          ========       ========       ========

The reconciliation of income taxes at United States statutory rates to income taxes as reported are as follows:

                                           Three Months
                             Year Ended       Ended                 Year Ended
                             December 31,   December 31,           September 30,
                                1996           1995             1995            1994
-----------------------------------------  --------------     -----------  -----------
Tax (benefit) at U.S.
 statutory rates              $ 23,958     $    584            $  1,737      $    695


Foreign withholding tax            446           --                  --            --

Dividend exclusion of
 preferred dividends            (1,811)         (10)                (35)           --


Unrecognized tax benefits,
 net of AMT                       (886)          --                (365)           --

Other                              (42)         165                  --           315
State taxes, net of federal
 benefit                         4,138          128                 313             0
                              --------     --------            --------      --------
Total income expense          $ 25,803     $    867            $  1,650      $  1,010
                              ========     ========            ========      ========

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

     As discussed in Note 2, the Stock Transactions are intended to qualify as an exchange under Section 351(a) (a "351 Exchange") of the Internal Revenue Code of 1986, as amended (the "Code"). In a 351 Exchange, the party acquiring the assets retains the contributing parties' tax basis in the acquired assets, with no taxable gain recognized as a result of the exchange. The parties contributing assets obtain a tax basis in the assets received in the exchange equal to the basis in the assets which are contributed in the exchange. With the exception of the Stater Preferred Stock, the book value of the assets transferred to Reading from Craig in the Stock Transactions approximated the tax basis in the assets received. Craig's adjusted tax basis (for federal tax purposes) in the Stater Preferred Stock was approximately $5 million and, accordingly, upon Reading's contribution of the Stater Preferred Stock in fiscal 1996 to Reading Australia, a taxable gain (for federal tax purposes) occurred at Reading.

     The estimated tax liabilities associated with the assets received in the Stock Transactions were $22,042,000 in deferred federal income taxes primarily relating to the Stater Preferred Stock. At the time of the closing of the Stock Transactions, Reading had a gross deferred federal tax asset of $55,968,000 and a valuation allowance in the same amount. Upon receipt of the Stater Preferred Stock, it was determined that it was more-likely-than-not that a portion of the deferred tax asset which had previously been fully reserved by Reading, would be realized and Reading reduced the valuation allowance by $20,782,000 which amounts reflects the value of the Company's federal tax loss carryforwards which were expected to be utilized by Reading, net of $1,260,000 in federal alternative minimum tax ("AMT"). For financial statement purposes, the exchange was treated as a purchase, and accordingly, the assets and liabilities were valued at the date of the exchange based on their estimated fair value after consideration of the recognition by Reading of the previously reserved net operating loss carryforward, net of the AMT. Accordingly, for financial statement purposes, the purchase of REI by Craig resulted in a decrease to previously recognized deferred federal income taxes related to the Stater Preferred Stock and a corresponding decrease to the cost basis of REI assets included in the Consolidated Balance Sheet amounting to approximately $22.0 million of such federal deferred tax.

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

     Carryforwards and temporary differences which give rise to deferred tax liabilities and asset at December 31, 1996 and September 30, 1995 are as follows:

                                  DEC. 31,    SEPT. 30,
DEFERRED TAX LIABILITIES:           1996        1995
                                 ---------  -----------
  Tax basis difference of
    investments in affiliates     $ 18,658    $ 13,742
                                  --------    --------
DEFERRED TAX ASSETS:
  Craig:
    Capital loss carryforward     $  7,804    $     --
    Unrealized capital loss
       from writedown of equity
       affiliate                        --       7,680
    Federal benefit of state         2,368         450
       taxes
    Other                              278         232
  Reading:
    Net operating loss            $ 15,310    $     --
       carryforwards
    Alternative minimum taxes        2,928          --
    Wrap lease rental sale          13,171          --
    Other                            1,134          --
                                  --------    --------
  Gross deferred asset              42,993          --
  Valuation allowance              (32,543)         --
                                  --------    --------
  Net deferred tax asset            10,450       8,362
                                  --------    --------
  Net deferred tax liabilities    $  8,208    $  5,380
                                  ========    ========

     Based on an analysis of the likelihood of realizing Reading's deferred tax assets (taking into consideration applicable statutory carryforward periods), the Consolidated Company concluded that under SFAS No. 109, a valuation allowance for approximately $32.543 million was necessary at December 31, 1996. Reading's federal tax net operating loss carryforwards amounting to $39.625 million expire as follows:

          Year            Amount
     -------------    ----------

     1997.........      $    13
     1998.........        2,096
     2000.........       26,915
     2002.........        7,382
     2003.........          589
     2007.........        1,443
     2008.........        1,155
     2009.........           32
                     ----------
                        $39,625
                     ==========

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

     In addition to the federal net operating loss carryforwards, Reading has alternative minimum tax credits of $2.928 million which can be carried forward indefinitely. Also, the Company has foreign net operating loss carryforwards of $4.375 million which expire between 2000 and 2001 unless utilized prior thereto. In 1996, Reading had $14.178 million of federal net operating loss carryforwards that expired unused. Craig has capital loss carryforwards of approximately $18.2 million which expires in 2001.

     Reading is required to pay AMT for 1996. AMT is calculated separately from the regular federal income tax and is based on a flat rate applied to a broader tax base. Amounts payable thereunder cannot be totally eliminated through the application of net operating loss carryforwards. The Consolidated Company recorded AMT expense of $.935 million in fiscal year 1996.

     The Consolidated Company paid income taxes of $139,000, $0, $0 and $2.05 million for the year ended December 31, 1996, the three months ended December 31, 1995 and for the years ended September 30, 1995 and 1994, respectively.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

Certain Shareholder Litigation -- Craig and REI

     In September 1996, the holder of 50 shares of REI's Common Stock commenced a purported class action on behalf of Reading Company's minority shareholders owning Reading Company Class A Common Stock in the Philadelphia County Court of Common Pleas relating to the October REI Reorganization and Exchange Transaction (See Note 2). The complaint in the action (the "Complaint") named REI, Craig, two directors of Craig (former directors of Reading) and all of the current directors of REI (other than Gregory R. Brundage) as defendants. The Complaint alleged, among other things, that the REI Independent Committee set up to review the transactions and the current and former directors of REI breached their fiduciary duty to the minority shareholders of REI in the review and negotiation of the Reorganization and Stock Transactions and that none of the directors of REI were independent and that they all were controlled by James J. Cotter (the Chairman of the Board of Craig and REI), Craig or those controlled by them. The Complaint also alleged, in part, that the defendants failed to disclose the full future earnings potential of REI and that Craig would benefit unjustly by having its credit rating upgraded and its balance sheet bolstered and that the value of the minority shareholders' interest in REI was diluted by the transactions. The Complaint sought injunctive relief to prevent the consummation of the REI Stock Transactions and recision of the Stock Transactions if they were consummated and divestiture by the defendants of the assets or shares of the Company that they obtained as a result of the Stock Transactions, and unspecified damages and other relief.

     In October, all of the defendants filed preliminary objections to the Complaint and thereafter, by agreement of the parties and Order of the Court, REI was dismissed as a defendant without prejudice. Plaintiff dismissed with

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

prejudice his request for preliminary and permanent injunctive relief to prevent the consummation of the Stock Transactions and his request to rescind and set aside the Stock Transactions if and when consummated.

     In November, plaintiffs filed an amended compliant against all of REI's present directors, its two former directors and Craig. The amended compliant does not name REI as a defendant. The amended compliant essentially restates all of the allegations contained in the Compliant and contends that the named defendant directors and Craig breached their fiduciary duties to the alleged class. The amended complaint seeks unspecified damages on behalf of the alleged class and attorneys' and experts' fees.

     Management of both Craig and REI believe that the allegations contained in the complaint are without merit and intends to vigorously defend themselves in the matter. REI has Directors and Officers liability insurance and believes that the claim is covered by such insurance.

     Craig is not a party to any other pending legal proceedings or environmental action which management believes could have a material adverse effect on its financial position.

REI -Environmental
------------------

     Reading Company has been advised by the Environmental Protection Agency ("EPA") that it is a potentially responsible party ("PRP") under environmental laws including Federal Superfund legislation ("Superfund") for a site located in Douglassville, Pennsylvania. The EPA issued an Administrative Order under Superfund against 34 PRPs requiring, among other things, that the named parties be required to incinerate materials at the site pursuant to a 1989 Record of Decision ("ROD"). The ROD estimated that the incineration would cost approximately $53 million. Thirty-six PRPs were also named in a civil action brought by the United States Government which seeks to recover alleged costs incurred at the site by the United States of approximately $22 million. Reading Company has been named in a third-party action instituted by the majority of the 36 PRPs sued by the United States. The actions instituted against Reading and approximately 300 PRPs seek to have the parties contribute to reimbursement for past costs and any costs associated with further remediation at the site.

     In 1995, the federal district court judge who presided over Reading Company's bankruptcy reorganization ruled that all liability asserted against Reading Company relating to the site was discharged pursuant to the consummation order issued in conjunction with the bankruptcy on December 31, 1980. The judge's decision has been appealed and the appeal was heard in July 1996. The appellate court has not yet rendered a decision on this matter.

     Based upon counsel's evaluation of possible outcomes on this matter, it is believed that the range of possible outcomes of this matter is from $0, if the appeal is upheld, to $3,000,000 if the appeal is not upheld. Reading

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

accrued a $1,200,000 provision for this matter in 1994, all of which continues to be available to reduce the effect of an adverse ruling.

     Pursuant to a settlement of litigation, the City of Philadelphia, Conrail, and the Southeastern Pennsylvania Transportation Authority have agreed to pay an amount ranging from 52% to 55% of future costs that Reading may incur in cleaning environmental contamination on one of its other properties, the Viaduct, which Reading believes may be contaminated by polychlorinated biphenyls ("PCBs"). Reading Company has advised the EPA of the potential contamination. Reading Company has not determined the scope and extent of any such PCB contamination. However, Reading has been advised by counsel that, given the lack of regulatory attention to the Viaduct in the fourteen years which have elapsed since EPA was notified of the likelihood of contamination, it is unlikely that the Reading will be required to decontaminate the Viaduct or incur costs related thereto.

NOTE 13 -- LEASE AGREEMENTS AND PURCHASE COMMITMENTS

     The Consolidated Company's rental expense for the twelve months ended December 31, 1996, the three months ended December 31, 1995 and the years ended September 30, 1995 and 1994 was $2.974 million (inclusive of $220,000 of contingent rental expense), $23,000, $69,000 and $100,000, respectively; subrental income paid by Citadel to Craig for the rental of office space amounted to $2,000 monthly since July 15, 1995. The increase during the year ended December 31, 1996 reflects the result of Craig's consolidation of REI's operations in the consolidated financial statements of the Company as of January 1, 1996. The following summarizes separately the lease and purchase commitments of Craig and REI.

Craig
-----

     Craig leases certain office space under a lease expiring in October 2001. Pursuant to the lease, the Company has the right to terminate the lease between February and July 1998 for a cancellation fee of $45,000. The lease agreements require that Craig pay for its share of building operating costs and taxes, which together with the base rent is estimated at $67,000 annually.

     During the year ended December 31, 1996, Craig entered into a 50/50 corporate joint venture in a newly formed company, Hope Street Hospitality LLC, established to develop the concept for a chain retail store/restaurant specializing in woodfire baked goods. As of December 31, 1996, Craig has contributed and committed $780,000 to this development project. To date, the joint venture has had significant operating losses and, accordingly, the Company has reported in the Statements of Operations for the year ended December 31, 1996, a loss from this joint venture of $.780 million representing the operating losses and cost writedowns incurred as a result of the development nature of this venture. In addition, Craig has signed as a corporate guarantor, the facility lease obtained by Hope Street Hospitality LLC. The lease commenced on March 1, 1996, the terms of which included a prepayment of approximately $150,000 and annual minimum payments of

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

approximately $103,000, to be paid monthly for ten years. The lease provides the lessor with a one time option to cancel the lease at the end of the third year for approximately $45,000.

     Craig has a consulting contract with the Chairman of the Board for a term expiring on September 30, 1997 providing for annual payments of $350,000.

Reading Lease and Purchase Commitments
--------------------------------------

     Cine Vista, the Angelika and Reading Australia determine annual base rent expense by amortizing total minimum lease obligations on a straight-line basis over the lease terms. Cine Vista and the Angelika conduct their operations in leased premises. In addition, Reading Australia's first theater is located in a leased facility. The theater leases have remaining terms inclusive of options of 12 to 36 years. Certain Cine Vista theater leases and the Reading Australia theater lease provide for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum. Substantially all of the leases require the payment of property taxes, insurance and other costs applicable to the property. The Company also leases office space, warehouse space and equipment under noncancelable operating leases. With the exception of one capital lease, all leases are accounted for as operating leases.

     Future minimum lease payments by year and in the aggregate, under noncancellable operating leases and the Cine Vista capital lease consist of the following at December 31, 1996:

                                                 CAPITAL           OPERATING
                                                  LEASE              LEASES
                                                  -----              ------
1997                                              $   95            $ 2,327
1998                                                  95              2,371
1999                                                  95              2,350
2000                                                  95              2,314
2001                                                  95              2,339
Thereafter                                         1,164             36,206
                                                  ------            -------
Total net minimum lease payments                   1,639            $47,907
                                                                    =======
Less amount representing interest                  1,118
                                                  ------
Present value of net minimum lease
 payments under capital lease                     $  521
                                                  ======

     At December 31, 1996, Reading had three lease agreements for theater facilities (exclusive of the currently contested Mount Gravett lease) with a total of 20 screens which were then under construction or for which construction was anticipated to commence in 1997. The aggregate anticipated contribution for construction costs for such facilities was approximately $7.2 million at December 31, 1996. The aggregate annual rentals for such leases is approximately $.55 million, which rental commence upon the opening the

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

theaters. One such theater, a six-plex in Mayaguez (a Cine Vista theater) commenced operations on March 26, 1997.

     Reading Australia has entered into purchase agreements and lease agreements which are either subject to satisfaction of certain contingencies, which contingencies were not satisfied as of April 1997. In conjunction with the lease and purchase agreements, Reading has escrowed or made deposits totaling $1.616 million, which amount has been classified as "Restricted cash" on the Company's Consolidated Balance Sheet.

NOTE 14 -- RELATED PARTY TRANSACTIONS

     Reading acquired the Angelika on August 27, 1996 (See Note 3). The theater is owned jointly by the Company and Sutton Hill, a partnership affiliated with City Cinemas, a Manhattan-based theater operator and owned in equal parts by Mr. James J. Cotter, the Company's Chairman, and Mr. Michael Forman. City Cinemas (also owned indirectly in equal parts by Messrs. Cotter and Forman) operates the theater pursuant to the Management Agreement. Mr. Cotter is the Chairman of the Board of REI and Craig and the principal shareholder of Craig. A company controlled by Mr. Forman and his family beneficially own 12.4% of Craig's Common Stock. Robert F. Smerling, President of REI, also serves as President of City Cinema.

     The Stock Transactions (See Note 2) involved the issuance of REI Common Stock and REI Series B Preferred Stock to Craig (which as a result of the Stock Transactions and certain open market purchases holds securities as of April 1997 representing approximately 78% of REI's voting securities), in return for certain assets owned by Craig. REI is a majority owned subsidiary of Craig and as a result of its stock purchases and the Stock Transaction became a consolidated subsidiary included in the Consolidated Company's Consolidated Financial Statements as of January 1, 1996. At the time that the negotiations which lead to the Stock Transactions were initiated, Craig owned approximately 51% of REI's voting securities, the Chairman and President served in the same positions of both Craig and Reading. Therefore, both REI's and Craig's Board of Directors established separate Independent Committees of the Board of Directors comprised of directors with no affiliations between Craig, Reading or Citadel (other than Craig's interest in Reading Company and Reading and Craig's respective interest in Citadel) to negotiate the terms of the proposed transaction, to review the fairness of any consideration to be received or paid by the each company and the other terms of any such transaction and made separate recommendations to each Board Of Directors concerning such transaction.

     As described in Note 10, Craig purchased 67,000 shares of Reading Common Stock from the Chairman of the Board, James J. Cotter in exchange for 66,042 shares of Craig Common Stock.

     During the year ended December 31, 1996, Reading utilized the services of certain Citadel employees, including the President and Chief Executive Officer of Citadel, for real estate advisory services. Reading paid Citadel $169,000

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

for such services, a rate which is believed to approximate the fair market value of such services. In addition Craig provided certain administrative services to Citadel which it was paid $72,000 for the year ended December 31, 1996 and $18,000 for the three months ended December 31, 1995.

     A Company owned by an officer of Reading Australia is a corporate partner of Reading Australia in certain theaters to be developed by Reading Australia. Pursuant to the agreement between that Company and Reading Australia, such officer will purchase a 25% interest in the theater which was opened by Reading Australia in December 1996. Amounts to be paid by the joint venture partner for the 25% interest will be funded by loans from Reading Australia.

NOTE 15 -- LONG-TERM  DEBT

     In December 1995, Cine Vista entered into a $15 million, eight year revolving credit agreement (the "Credit Agreement") with a bank. Under terms of the Credit Agreement, Cine Vista may borrow up to $15 million to repay Cine Vista acquisition loans, which loans are payable to a wholly-owned subsidiary of Reading (the "Subsidiary Loans"), and fund certain new theater development expenditures (the "Development Expenditures"). During the initial 30 months of the eight-year term, Cine Vista may borrow and repay amounts outstanding under the Credit Agreement. Amounts outstanding at the end of the 30 month period are payable in increasing quarterly installments over the balance of the loan term. At December 31, 1996, no amounts were outstanding under this agreement.

     As security for the loan, Cine Vista has pledged substantially all of its assets. In addition, the stock of Cine Vista's parent company has been pledged as security for the loan. In conjunction with the loan, Reading has also agreed to subordinate to the lender its right to payment of the Subsidiary Loans as well as certain other fees payable by Cine Vista to the Company under certain circumstances. In addition, Reading has agreed to contribute funds to Cine Vista in the event that estimated unpaid Development Expenditures exceed the amount of funds available to Cine Vista under the Credit Agreement.

     The provisions of the Credit Agreement require Cine Vista to maintain a minimal level of net worth and other financial ratios, restrict the payment of dividends, and limit additional borrowing and capital expenditures. Borrowings under the Credit Agreement accrue interest at LIBOR (the London Interbank Offered Rate) plus 2.25%, or the base rate plus 2 of 1%, at Cine Vista's election. Cine Vista failed to maintain compliance with certain of the financial covenants contained in the Credit Agreement during 1996. Reading is currently working with the lender to revise certain of the financial covenants to ensure the continuing availability of the Line of Credit. The lender has waived compliance with the covenants for the periods involved. In accordance with the provisions of the Credit Agreement, Cine Vista is required to pay a commitment fee on the unused commitment equal to 2 of 1%.

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

NOTE 16 -- OTHER INCOME

     "Other income" totaled $3.622 million, $0, $0 and $1.303 million for the year ended December 31, 1996, the three months ended December 31, 1995 and for each of the two years ended September 30, 1995 and 1994, respectively. The principal components of "Other income" in 1996 included a $2.360 million settlement of Reading's claim against Conrail, the City of Philadelphia, the Southeastern Pennsylvania Transportation Authority and several other parties for reimbursement of costs incurred by Reading associated with cleanup of PCB contamination in certain properties formerly owned by Reading and $1.119 million received, net of expenses, in settlement of a claim against a third party for failure to pay certain fees.

     Prior to a lease expiration in June 1994, Craig leased office and warehouse space in New Jersey, which lease included a purchase option of said property. During 1994, Craig exercised the purchase option and sold the property to a third party. Included in other income for the year ended September 30, 1994 is a gain of approximately $1.303 million resulting from such sale.

NOTE 17 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for the year ended December 31, 1996, the three months ended December 31, 1995 and for each of the two years ended September 30, 1995 and 1994 is summarized below:

                                            NET        NET     EARNINGS
                                          REVENUES   EARNINGS  PER SHARE
                                       ---------------------------------

                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1996
------------------------------------------------------------------------------
Quarter ended March 31, 1996           $ 6,068      $31,293     $   5.40
Quarter ended June 30, 1996              6,228        7,274         1.25
Quarter ended September 30, 1996         7,245        1,853         0.33
Quarter ended December 31, 1996          8,324        2,227         0.40
                                       -------      -------
                                       $27,865      $42,647
                                       =======      =======

THREE MONTHS ENDED DECEMBER 31, 1995   $ 2,288      $   850     $   0.14
------------------------------------   =======      =======

YEAR ENDED SEPTEMBER 30, 1995
-----------------------------

Quarter ended December 31, 1994        $ 1,098      $   421     $   0.07
Quarter ended March 31, 1995             1,221          447         0.07
Quarter ended June 30, 1995              1,728          990         0.17
Quarter ended September 30, 1995         2,135        1,600         0.27
                                       -------      -------
                                       $ 6,182      $ 3,458
                                       =======      =======

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

     Fiscal 1996 revenues are not comparable to previous periods due to Craig's additional purchases of REI stock which resulted in REI being included in the Consolidated Financial Statements on a consolidated basis as compared to the equity method of accounting in previous periods. In addition, upon the conversion by Stater in March 1996 of Craig's common stock interest to redeemable preferred stock, Craig discontinued the use of the equity method of accounting of its investment in Stater.

     Net revenues reflect certain reclassifications from previously issued financial statements to conform with the current presentation.

     The first, second, and fourth quarters of fiscal 1996 include the gain from the conversion of Craig's common stock holdings in Stater to preferred stock amounting to $49.961 million, $8.325 million and $.693 million, respectively. Dividend income from the Stater Preferred Stock in each of the four quarters of Fiscal 1996 beginning March 31, amounted to $.478 million, $1.816 million, $1.836 million and $1.848 million, respectively

     The second quarter of 1996 includes approximately $1.433 million of equity earnings from the Citadel Common Stock investment. These equity earnings included the Consolidated Company's 26.1% share of a nonrecurring gain on sale of real estate of $1.473 million and nonrecurring income of $4.0 million from the recognition for financial statement purpose of previously deferred proceeds from the bulk sale of loans by a previously owned subsidiary of Citadel (See
Note 4). The third quarter includes $1.119 million received net of expenses in full settlement of a claim relating to a prior year purchase offer. Fourth quarter revenues include $2.360 million recorded as income related to a settlement of a claim for property clean-up amounts previously expensed by Reading. The fourth quarter also includes the effects of the $.941 million preferred stock redemption premium by Citadel (See Note 4). Reading Australia's fourth quarter loss totaled $1.468 million.

NOTE 18 -- PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

     As described in Note 1, the accompanying consolidated financial statements, include the accounts of Craig and its majority owned subsidiaries. The following information reflects only the accounts of Craig and its wholly owned subsidiaries. As described in Note 2, on October 15, 1996, Craig and REI consummated the Stock Transactions which resulted in Craig exchanging substantially all of its assets for REI preferred and common stock. Craig and Reading are separate public companies and each entity's capital resources and liquidity is legally independent of the other and any intercompany loans or receivables would require approval of each separate company's Board of Directors. Accordingly, the future working capital of Craig will be primarily dependent on (i) Reading's ability to pay dividends in accordance with the terms of the Series B Preferred Stock (Note 2), and (ii) the service income from Stater amounting to approximately $1.5 million annually. The Consulting Agreement with Stater expires in March 1999, however, Stater has the right to

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

terminate the Consulting Agreement upon its redemption, in full, of the Stater Preferred Stock. The following information should be read in conjunction with the other notes to the consolidated financial statements.


CONDENSED BALANCE SHEET:         DEC. 31, 1996   SEPT. 30 1995
                                 -------------   -------------
Assets:
-------
  Cash                                 $  3,492   $ 21,059
  Other current assets                      146        323
                                       --------   --------
     Total current assets                 3,638   $ 21,382
  Investment in Citadel                      --      7,286
  Investment in Stater                       --     20,160
  Investment in Common Stock
   of Reading                            69,425     32,725
  Investment in Preferred Stock
   of Reading                            55,000         --
  Property and equipment, net               943        915
  Other assets                              252         --
  Excess of cost over net
   assets acquired                        1,196      2,201
                                       --------   --------
     Total assets                      $130,454   $ 84,669
                                       ========   ========

Liabilities and stockholders equity:
------------------------------------
  Accounts payable and accrued         $    803   $    748
   expenses
  Option to sell investment in               --     14,650
   Stater
  Deferred tax liabilities               30,250      5,380
  Stockholders' equity                   99,401     63,891
                                       --------   --------
  Total liabilities and
     stockholders' equity              $130,454   $ 84,669
                                       ========   ========

     The Consolidated Statements of Operations and Cash Flows for Craig for the three months ended December 31, 1995 and for each of the two years ended September 30, 1995 and 1994 were the same as those included in the accompanying Consolidated Statement of Operations and Cash Flows and, thus, they are not repeated below.

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                                                       YEAR ENDED
CONDENSED STATEMENT OF OPERATIONS:                                   DEC. 31, 1996
                                                                     -----------------
Revenues:
---------
  Equity in earnings of Stater                                         $  1,608
  Equity in earnings of Reading                                           1,992
  Dividend income from Reading                                              748
  Dividend income from affiliates                                         4,534
  Service income from Stater                                              1,500
  Interest income                                                           415
                                                                       --------
                                                                       $ 10,797
                                                                       --------
Expenses:
---------
  General and administrative                                              2,024
  Loss from Australian theatre
   developments                                                             388
  Loss from joint venture                                                   780
                                                                       --------
                                                                       $  3,192
                                                                       --------
  Earnings before other income and
   income taxes                                                        $  7,605
  Gain from conversion of common stock
   interest in Stater                                                    58,978
                                                                       --------
  Earnings before income taxes                                           66,583
  Income taxes                                                           24,342
                                                                       --------
                                                                       $ 42,241
                                                                       ========
CONDENSED STATEMENT OF CASH FLOWS:
Operating Activities:
---------------------
  Net earnings                                                         $ 42,241
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
  Gain on conversion of Stater common stock                             (58,978)
  Undistributed earnings of equity affiliates                            (3,600)
  Increase in deferred taxes                                             24,003
  Other                                                                     844
                                                                       --------
  Net cash provided by operating  activities                              4,510


Investing Activities:
---------------------
  Acquisition of Reading Stock                                           (1,107)
  Sale of Citadel common stock to Reading                                 3,394
  Purchase of equipment                                                    (129)
                                                                       --------
  Net cash provided by investing activities                               2,158

Financing Activities:
---------------------
  Investment in Reading Australia                                       (13,928)
  Payment of Stock Transaction Costs                                       (213)
  Treasury Stock Repurchases                                             (7,584)
                                                                       --------
  Net cash (used in) financing activities                               (21,725)
                                                                       --------
Decrease in cash and cash equivalents                                   (15,057)
Cash and cash equivalents at January 1, 1996                             18,549
                                                                       --------
Cash and cash equivalents at December 31, 1996                         $  3,492
                                                                       ========


                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Craig Corporation


We have audited the accompanying consolidated balance sheets of Craig Corporation and subsidiaries as of December 31,1996 and September 30, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1996, the three months ended December 31, 1995 and for each of the two years ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Craig Corporation and subsidiaries at December 31, 1996 and September 30, 1995, and the consolidated results of their operations and their cash flows for the year ended December 31, 1996, the three months ended December 31, 1995 and the two years ended September 30, 1995 and 1994, in conformity with generally accepted accounting principles.


ERNST & YOUNG LLP



Los Angeles, California
April 14, 1997

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CRAIG CORPORATION

     By:  /s/ S. Craig Tompkins     By: /s/ Robin W. Skophammer
         ----------------------        -----------------------
          S. CRAIG TOMPKINS            ROBIN W. SKOPHAMMER
          President                    Chief Financial Officer
          April 22, 1997               Treasurer and Secretary
                                       April 22, 1997

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated.


          By: /s/ James J. Cotter       By: /s/ William D. Gould
             ---------------------         ---------------------
             JAMES J. COTTER               WILLIAM D. GOULD
             Director                      Director
             April 22, 1997                April 22, 1997




          By: /s/ Gerard P. Laheney     By: /s/ Ralph B. Perry III
             -----------------------       -----------------------
             GERARD P. LAHENEY             RALPH B. PERRY III
             Director                      Director
             April 22, 1997                April 22, 1997



          By: /s/ S. Craig Tompkins
              ----------------------
              S. CRAIG TOMPKINS
              Director
              April 22, 1997