Form 10-K/A
period 1996-12-31
CRAIG CORP
filed 1997-05-01
CIK 110985

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
              ___________________________________________________
                                  FORM 10-K/A
                                Amendment No. 1

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                 OR
(_)  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the transition period from _________________ to _________________

                         Commission file number 1-6123

                               CRAIG CORPORATION
             (Exact name of Registrant as specified in its charter)



                   DELAWARE                                95-1620188
       (State or other jurisdiction of
        incorporation or organization)         (IRS Employer Identification No.)

      550 South Hope Street, Suite 1825                         90071
               Los Angeles  CA
   (Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code: (213) 239-0555

Securities Registered pursuant to Section 12(b) of the Act:


                                                     Names of exchanges on
        Title of each class                      which each class registered
        -------------------                      ----------------------------
Common stock, $0.25 par value, Class A            New York Stock Exchange
Common preference stock, $.01 par value           and Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X)    No (_)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (_)

     The aggregate market value of voting stock held by non-affiliates of the Registrant was $60,620,000 as of April 15, 1997.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 15, 1997, there were 3,762,912 shares of Common Stock, $0.25 par value per share, and 1,622,000 shares of Class A Common Preference Stock, $0.01 par value per share, outstanding.

PART III  Items 10-13 are amended in their entirety as set forth herein.

Item 10.  Directors and Executive Officers of Registrant

     The names of the directors and executive officers, together with certain information regarding them, are as follows:



Name                             Age   Position
----                             ---   --------

     James J. Cotter              58   Chairman of the Board
     S. Craig Tompkins            46   President and a Director
     William D. Gould(1)(2)       58   Director
     Gerard P. Laheney(1)         59   Director
     Ralph B. Perry III (2)       61   Director
     Robin W. Skophammer          41   Chief Financial Officer, Treasurer
                                       and Secretary
     Ellen M. Cotter              31   Vice President-Business Affairs

     (1) Member of the Compensation Committee. The Compensation Committee's functions include the review of all compensation and employment agreements with the Company's officers and directors. The Compensation Committee held one meeting during the year ended December 31, 1996.

     (2) Member of the Audit Committee. The Audit Committee held one meeting during the year ended December 31, 1996. The Audit Committee's functions include the recommendation of independent auditors to the Board and approval of the scope of their services and proposed fees for such services.

     Mr. Cotter has been a Director of Craig since 1985 and the Chairman of the Board of Directors since 1988. Mr. Cotter has been Chairman of the Board of Reading Entertainment, Inc. ("REI," and collectively with its predecessor, Reading Company, "Reading") since its formation and of Reading since December 1991 and a director since September 1990. He also serves as the Chairman of Reading Australia. Since 1987, Mr. Cotter has been a director of Stater Bros. Holdings Inc. ("SBH") and its predecessors (a retail grocery chain in which Reading Australia holds Preferred Stock with a stated value of $69.365 million). Mr. Cotter has been a director and the Chairman of the Board of Citadel Holding Corporation ("Citadel") since 1991. From October 1991 to June 1992, Mr. Cotter also served as the acting Chairman of Citadel's then wholly-owned subsidiary, Fidelity Federal Bank, FSB ("Fidelity") and served as a director of Fidelity until December 1993. Mr. Cotter has been a director and Chief Executive Officer of Townhouse Cinemas Corporation (motion picture exhibition) since 1987, the parent of City Cinemas. Mr. Cotter is also an Executive Vice President and a director of the Decurion Corporation (motion picture exhibition) since 1969 and of Pacific Theatres, Inc., a wholly-owned subsidiary of Decurion Corporation.

     Mr. Tompkins has been President and a director of Craig and a director of Reading since March 1993 and served as the President of Reading between March 1993 and January 1977. Since January 1997 he has served as the Vice Chairman of REI, Reading Cinemas of Puerto Rico, Inc. and Reading Australia. Prior thereto, Mr. Tompkins was a partner in the law firm of Gibson, Dunn & Crutcher for more than five years. Mr. Tompkins has been a director of Citadel since May 1993, became Vice Chairman in August 1994 and Secretary, Treasurer and Principal Accounting Officer in September 1994. He has been a director of G&L Realty Corp., a New York Stock Exchange listed REIT, since December 1993.

     Mr. Gould has been a director of the Company since 1985, and is Chairman of the Compensation Committee. Mr. Gould served as a director of Citadel between June 1995 and June 1996. Since July 1986,

Mr. Gould has been a member of Troy & Gould Professional Corporation, a law firm that the Company has retained during its last fiscal year.

     Mr. Laheney has been a director of the Company since 1990. Mr. Laheney served as a director of Reading Company between November 1993 and June1996. Between July 1995 and July 1996, Mr. Laheney was a consultant for Portfolio Resources Group overseeing global equities, fixed income and foreign exchange investments. Mr. Laheney has been President of Aegis Investment Management Company, an investment advisory firm specializing in global investment portfolio management since August 1993. Mr. Laheney was Vice President of The Partners Financial Group, Inc., between December 1993 through June 1995 and a Vice President of Dean Witter Reynolds from April 1990 until December 1993.

     Mr. Perry has been a director of the Company since 1985 and is Chairman of the Audit Committee. Mr. Perry has been a member in the Los Angeles, California law firm of Graven Perry Block Brody & Qualls, a professional corporation, since 1968. He served as a director of Citadel Holding Corporation from August 1985 through April 1993 and has served as a director of Fidelity Federal Bank (a subsidiary of Bank Plus since May 1996) since August 1985 and of Reading Company between December 1988 and June 1996.

     Ms. Skophammer has been the Chief Financial Officer and Treasurer of Craig since October 1991 and Secretary since September 1992. She served as a Director of Stater Bros. Holdings Inc. between February 1993 and March 1994. Prior to October 1991, Ms. Skophammer was a partner with KPMG Peat Marwick.

     Ms. Ellen Cotter has been the Vice President of Business Affairs of Craig since August 1996. Prior thereto, she was an attorney specializing in corporate law with White & Case, a New York law firm. Ms. Cotter is the daughter of Mr. James J. Cotter.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock or Class A Common Preference Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). The Commission's rules also require such reporting persons to furnish the Company with a copy of all Section 16(a) forms they file.

     Based solely on a review of the copies of the forms which the Company received and written representations from certain reporting persons, the Company believes that, during the year ended December 31, 1996 and the three months ended December 31, 1995, all filing requirements applicable to reporting persons were fulfilled.

Item 11.  Executive Compensation

     I.   Summary Compensation Table
          --------------------------

     The following table shows, for the year ended December 31, 1996, the three months ended December 31, 1995 and for each of the years ended September 30, 1995 and 1994, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to the Chairman of the Board and each of the most highly compensated executive officers of Craig whose compensation exceeded $100,000 in all capacities in which they served. As a result of Craig increasing its ownership in Reading, to greater than 50% in Fiscal 1996, Craig reports its ownership interest on a consolidated basis. Accordingly, the officers listed below for the year ended December 31, 1996 include certain officers of Reading.


                                                                                     Long Term
                                                                                       Awards
                                            Annual Compensation                     -------------
                             --------------------------------------------------
                                                               Other Annual
         Name and                          Salary     Bonus    Compensation (1)        Options
    Principal Position         Period        ($)       ($)           ($)                 (#)
    -------------------        -------     ------    --------  -----------------    -------------

JAMES J. COTTER:
 Chairman of the Board
   Craig                     Dec. 1996                              $350,000
                             Dec. 1995                                87,500
                             Sept.1995                               350,000(2)       300,000 (6)
                                                                                     (175,000)(6)
                             Sept. 1994               $500,000       350,000(2)

 Chairman of the Board
   Reading (3)               Dec. 1996                               150,000
                             Dec. 1995                                37,500
                             Sept. 1995                              150,000
                             Sept. 1994                              150,000

 Director of SBH(3)          Dec. 1996                                25,550
                             Dec. 1995                                 6,250
                             Sept. 1995                               25,000
                             Sept. 1994                               25,000

 Chairman of the Board
   Citadel(3)                Dec. 1996                                45,000
                             Dec. 1995                                11,250
                             Sept. 1995                192,500        52,243
                             Sept. 1994                               84,511

S. CRAIG TOMPKINS(4):
 President, Craig            Dec. 1996    $ 180,000
                             Dec. 1995       45,000
                             Sept. 1995     180,000   $ 80,000
                             Sept. 1994     180,000

 President, Reading (3)      Dec. 1996      180,000
                             Dec. 1995       45,000
                             Sept. 1995     180,000
                             Sept. 1994     180,000

 Director, Citadel(3)        Dec. 1996                              $ 35,000
                             Dec. 1995                                 8,750
                             Sept. 1995                 60,000        41,184
                             Sept. 1994                               64,062




                                                                                          Long Term
                                             Annual Compensation                            Awards
                               --------------------------------------------------------   ----------
                                                                         Other Annual
          Name and                             Salary         Bonus    Compensation (1)    Options
     Principal Position          Period          ($)           ($)           ($)             (#)
     ------------------        ----------      -------        ------   ----------------   ----------
ROBIN SKOPHAMMER(5):
 Chief Financial Officer
   Craig                       Dec. 1996       165,000
                               Dec. 1995        41,200
                               Sept. 1995      150,000         15,000
                               Sept. 1994      139,100

 Director of SBH(3)            Sept. 1994                                       10,900

OFFICERS OF READING
----------------------
ROBERT F. SMERLING(8)
 President, Reading
   Cinemas of Puerto
   Rico, Inc.                  Dec. 1996     $ 175,000        $60,000

B. JOHN ROCHESTER(7)
 President and Chief
   Executive Officer,
   Reading Australia
    Pty Ltd.                   Dec. 1996       156,620

JAMES A. WUNDERLE(8)
 Executive Vice President
   and Chief Financial
   Officer and Treasurer
   of REI                      Dec. 1996       130,000         70,000
----------------------------

(1) Excludes perquisites if the aggregate amount of such annual compensation to the executive did not exceed $50,000 or 10% of the annual salary plus bonus, if less.

(2) Amount is paid pursuant to a consulting agreement between the Company and Mr. James J. Cotter which terminates on September 30, 1997. The Company owns a condominium in a high-rise building, located in Hollywood, California, which the Company uses as an executive office, and which is personally used from time to time by the Chairman of the Board. Since the incremental cost to the Company of Mr. Cotter's personal use of these facilities does not exceed $50,000 or 10% of his annual consulting fee, the cost has not been included as compensation in the table.

(3) Reading Entertainment, Inc. is a majority owned subsidiary of Craig and Stater Bros. Holdings Inc. ("SBH") and Citadel Holding Corporation ("Citadel") are considered affiliates of Craig and, accordingly, amounts paid or earned by the listed executives from their services provided to these companies are included in this schedule. As of December 31, 1996, Craig has no liability to the individuals for these amounts. All amounts reported are liabilities or have been paid directly by the respective company to the executives for services rendered in the capacities outlined. Any shares listed as option awards refer to that respective Company's securities.

(4) Mr. Tompkins was elected as the President of the Company and was appointed to the Board of Directors of the Company on February 26, 1993. On that same date, he was elected by the Directors of Reading Company as the President and as a member of the Board of Directors of that corporation. Effective January 17, 1997, Mr. Tompkins was appointed Vice Chairman of the Board of Directors of REI and Mr. Smerling was appointed President of REI. While no formal written agreement exists as to the terms of Mr. Tompkins employment in the case of his employment by Craig and Reading, Mr. Tompkins is entitled to his annual base salary from each respective company for a period of a year in the event that his employment is voluntarily terminated and no change of control has occurred. Mr. Tompkins is entitled to a severance payment equal to two years his base salary in the event of a change of control of Craig, and to a two year severance payment in the case of a change of control of Reading. In December 1995, Craig issued an interest free demand loan to Mr. Tompkins in the amount of $25,000. Unless a demand for payment is made by Craig, the terms of the loan require 84 monthly payments in the amount of $297.62.

(5) Ms. Skophammer and Craig entered into an employment agreement which provides for pension benefits recognizing that the Company does not currently have a pension plan. Craig agreed to create a plan in which Ms. Skophammer will be provided with a pension benefit commensurate with her salary and position. In addition, the agreement provides that in the event of termination by Craig given for any reason other than death, Ms. Skophammer would be entitled to receive on the date of termination her annual base compensation or in the event of a merger, acquisition or any restructuring of Craig in which there is a change of control, as defined, a severance payment equal to two years base compensation.

(6) In June 1995, in consideration of, among other things, Mr. Cotter's agreement to cancel his previously vested option rights and to extend his consulting agreement with Craig for an additional year with no increase in compensation, the Board canceled an option to purchase 175,000 shares of Class A Common Preference Stock and approved the grant of an option to acquire 300,000 shares of Craig's Common Stock at an exercise price of $11.75 per share.

(7) Mr. Rochester is employed under the terms of an employment contract with an initial term of two years beginning January 1, 1996, with automatic renewal terms of one year each. The agreement provides for a one time incentive payment to Mr. Rochester after the fourth anniversary of the agreement, based on a multiple of cash flow of the Company's Australian theater operations. Under the agreement, in the event Mr. Rochester's employment is terminated by the Company without cause, he will be entitled to receive such incentive payment plus 17 payments, each equal to his monthly remuneration, if such termination is during the initial term, or 11 such monthly payments if such termination is after the initial term. Mr. Rochester is entitled to receive a lump sum distribution of such amounts, as applicable, if the Company and Craig both withdraw from any material investment or involvement in the Australian operations and he is not granted employment under comparable terms.

(8) Mr. Smerling was appointed President of REI effective January 17, 1997. Messrs. Smerling and Wunderle are entitled to receive a payment equal to a year's annual base salary in the event their individual employment with Reading is involuntarily terminated.

Director Compensation
---------------------

     Directors who are not officers or employees of the Company receive for services as a Director a fee of $25,000 per annum. Messrs. Gould, Laheney and Perry received $12,000 as additional fees for their participation as members of the Independent Committee formed by Craig to review the Stock Transactions consummated on October 15, 1996.

     II.  Option Grant Table
          ------------------

     No options were granted by the Company during the year ended December 31, 1996 and the three months ended December 31, 1995.

     III. Option Exercises and Year-end Table
          -----------------------------------

     The following sets forth information with respect to the executives named in the Summary Compensation Table, concerning the exercise of options during the year ended December 31, 1996 and the three months ended December 31, 1995 and unexercised options as of December 31, 1996:

                                                                                                     Value of Unexercised
                                                                     Number of Unexercised                In-the-Money
                                                 Shares            Option at December 31, 1996        at December 31, 1996
        Name            Security                Exercised          Exercisable/Unexercisable       Exercisable/Unexercisable(1)
       -----            ---------               ---------          -------------------------       ----------------------------
James J. Cotter         Common Stock                   0                      300,000/0                     $787,500/$0

S. Craig Tompkins         Class A                      0                   13,125/4,375                 $44,297/$14,765
                         Common
                        Preference
                           Stock

Robin Skophammer         Common                        0                     15,000/0(2)                     $24,375/$0
                          Stock

________________
(1) Represents the amount by which the aggregate market price on December 31, 1996 of the shares subject to such options exceeded the exercise price of such options.

(2) In consideration of Ms. Skophammer's agreement to not exercise such options prior to their expiration on January 2, 1997, Craig paid to Ms. Skophammer $30,000 in January 1997.

Item 12. Security ownership of certain beneficial owners and management

     As of April 25, 1997, the outstanding voting securities of Craig consisted of 3,762,912 shares of Common Stock and 1,622,000 shares of Class A Common Preference Stock. Shareholders are entitled to 30 votes for each share of Common Stock and 1 vote for each of Class A Common Preference Stock.

     The following table sets forth information as of April 25, 1997 with respect to persons known by Craig to own beneficially more than 5% of the outstanding shares of Common Stock or Class A Common Preference Stock of Craig and as to the number of shares beneficially owned by each director and nominee, and by all the officers and directors as a group. All persons listed, unless otherwise stated, have sole voting and investment power with respect to the Common Stock and Class A Common Preference Stock beneficially owned by them.


                                                                                          Class A Common
                                                      Common Stock                        Preference Stock
                                            ------------------------------         ----------------------------------
                                            Amount             Percentage             Amount           Percentage
           Name and Address                 Beneficially         of                 Beneficially        of Class A
           of Beneficial Owner              Owned(11)         Common Stock          Owned(11)         Common StocK
           -------------------              ------------      -------------         --------------    ---------------


James J. Cotter (1)......................    2,063,302            50.6%                  129,200             7.9%
  120 N. Robertson Blvd.
  Los Angeles, CA  90048

Hecco Ventures(1)........................      617,438            15.1%                   51,700             3.2%
  120 N. Robertson Blvd.
  Los Angeles, CA  90048

Dimensional Fund Advisors, Inc.(2).......      240,700             5.9%
  1299 Ocean Avenue, 11th Floor
  Santa Monica, CA  90401

First Pacific Advisors, Inc.(3)..........                                                435,600            26.6%
  11400 West Olympic Blvd.
  Suite 1200
  Los Angeles, CA  90064

Don C. Whitaker..........................                                                139,400             8.5%
  23 Beechwood
  Irvine, CA  92604

Lawndale Capital Management, Inc.(4).....        22,400               *                  161,600             9.9%
  One Sansome St. Ste. 3900
  San Francisco, CA  94104

S. Craig Tompkins (5)(6).................                                                 18,500             1.1%
William D. Gould (5)(7)..................        18,600               *                    2,500               *
Gerard P Laheney (5)(8)..................        15,000               *
Ralph B. Perry III (5)(9)................         7,600               *                    8,000               *
Robin W. Skophammer(5)...................
Ellen M. Cotter (5)                               1,000               *
Officers and Directors...................     2,105,502            51.6%                 158,200             9.6%
    as a group (7 persons)(10)

_______________
*Percentages less than 1% have not been indicated.


(1) Includes the Common Stock and Class A Common Preference Stock owned by Hecco Ventures I ("HVI"), which is a California general partnership. James J. Cotter is a general partner of a limited partnership which is the general partner of HVI and, accordingly, has shared voting and dispositive power with respect to such shares held by HVI. With respect to the Common Stock held by Mr. Cotter, the shares also include exercisable options to acquire 300,000 shares held by Mr. Cotter.

(2) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 240,700 shares of Craig Corporation stock as of December 31, 1996, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

(3) Includes 160,000 shares which are owned by FPA Capital Fund, Inc. over which First Pacific Advisors, Inc. has shared dispositive power.

(4) Includes 139,100 Class A Common Preference Shares and 19,300 common shares which are owned by Diamond A Partners, L.P. ("DAP") and 22,500 Class A Common Preference Shares and 3,100 common shares which are owned by Diamond A Investors L.P. ("DAI") but have shared voting and dispositive power with Lawndale Capital Management, Inc. and Andrew E. Shapiro. According to a report on Schedule 13D dated May 22, 1995, Lawndale Capital Management, Inc., is the investment advisor to DAP and DAI, which are investment limited partnerships.

(5) Addresses are c/o Craig Corporation, 550 South Hope Street, Suite 1825, Los Angeles, California 9007l.

(6) Includes 17,500 vested shares subject to a currently exercisable option to purchase Class A Common Preference Stock.

(7) Includes 3,600 shares of Common Stock and 1,500 shares of Class A Common Preference Stock owned by a trust for the benefit of Mr. Gould's children, of which he is co-trustee; Mr. Gould disclaims beneficial ownership of the shares held in the trust.

(8)  Represents shares subject to an exercisable option to purchase Common
     Stock.

(9) Includes 600 shares owned by Mr. Perry's wife, as to which Mr. Perry disclaims beneficial ownership.

(10) The common shares beneficially owned include (i) 315,000 shares of Common Stock subject to currently exercisable stock options and (ii) an aggregate of 4,200 shares of Common Stock as to which Messrs. Gould and Perry disclaim beneficial ownership. The Class A Common Preference shares beneficially owned include 17,500 shares of currently exercisable stock options and 1,500 shares as to which Mr. Gould disclaims beneficial ownership.

(11) All shares subject to stock options currently exercisable, or which become exercisable within 60 days of April 25, 1997, are deemed to be outstanding for the purpose of determining the percentage of each class held by such person.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

    The Compensation Committee currently is composed of two directors, William
D. Gould and Gerard P. Laheney. Mr. Gould is a member of Troy & Gould Professional Corporation, a law firm that Craig retained and paid approximately $291,000 in Fiscal 1996. Messrs. Cotter and Tompkins serve as members of REI's Board of Directors and, as directors, approve decisions of REI's Compensation Committee with respect to compensation of REI's officers and directors. Mr. Cotter was a member of REI's Executive Committee which served as REI's Compensation Committee until October 1996, however, no action concerning compensation matters was taken by the REI Executive Committee in 1996. Messrs. Cotter and Tompkins serve as members of Citadel Holding Corporation's Board of Directors, and, as directors, approve decisions of Citadel's Compensation Committee with respect to compensation of Citadel's officers and directors. Mr. Cotter is a member of Citadel's Compensation Committee.

Item 13.  Certain Relationships and Related Transactions

     On May 17, 1996, Craig purchased 67,000 shares of Reading Common Stock from the Chairman of the Board, James J. Cotter in exchange for 66,042 shares of Craig Common Stock.

     The Stock Transactions described in Part I-Item 1-Business-General-The Stock Transactions involved the issuance of REI Common Stock and REI Series B Preferred Stock to Craig (which as a result of the Stock Transactions and certain open market purchases holds securities as of April 1997 representing approximately 78% of REI's voting securities), in return for certain assets owned by Craig. REI is a majority owned subsidiary of Craig and became a consolidated subsidiary included in the Consolidated Company's Consolidated Financial Statements as of January 1, 1996. At the time that the negotiations which lead to the Stock Transactions were initiated, Craig owned approximately 51% of REI's voting securities, the Chairman and President served in the same positions of both Craig and Reading. Therefore, both REI's and Craig's Board of Directors established separate Independent Committees of the Board of Directors comprised of directors with no affiliations between Craig, Reading or Citadel (other than Craig's interest in Reading Company and Reading and Craig's respective interest in Citadel) to negotiate the terms of the proposed transaction, to review the fairness of any consideration to be received or paid by each company and the other terms of any such transaction and made separate recommendations to each Board of Directors concerning such transaction.

    Mr. Smerling serves as President of Reading and City Cinemas, a New York motion picture theater exhibitor. City Cinemas is an affiliate of Mr. Cotter, Chairman of the Board of Craig and Reading. Reading, AFC, Cine Vista and City Cinemas entered into an Executive Sharing Agreement pursuant to which Mr. Smerling provides services to both Cine Vista and City Cinemas entities and the cost of such services is shared equally by the parties, if such costs cannot be allocated directly to such parties. Prior to retaining Mr. Smerling and entering into the Executive Sharing Agreement, the Board of Directors of Reading had determined that City Cinemas and Reading are not competitors and also noted that the arrangement provided Reading with a chief executive officer with background and experience which the Company could not otherwise afford based upon its scope of operations.

     Reading acquired the Angelika on August 27, 1996. The theater is owned jointly by Reading and Sutton Hill, a partnership affiliated with City Cinemas, a Manhattan-based theater operator and owned in equal parts by Mr. James J. Cotter and Mr. Michael Forman. City Cinemas (also owned indirectly in equal parts by Messrs. Cotter and Forman) operates the theater pursuant to a management agreement. For more detailed information concerning the ownership and management of AFC please see Item 1-Reading Description of Business-Angelika Film Center. Mr. Cotter is the principal shareholder of Craig and a company owned by Mr. Forman and his family beneficially owns 15.1% of Craig's currently outstanding Common Stock and 3.2% of Craig's Class A Common Preference Stock.

     In November 1995, Craig and Reading formed Reading International to develop and operate multiplex cinemas in Australia. On March 29, 1996, Craig and Reading entered into a capital funding agreement (the "Capital Funding Agreement") pursuant to which they agreed to increase the capital committed by Craig and Reading to Reading International from $10 million to approximately $103 million through a combination of cash contributions and secured capital funding undertakings. Under the terms of the Capital Funding Agreement, Craig and Reading each agreed to immediately contribute to Reading International an additional $12,500,000 in cash for an aggregate $25,000,000. These amounts were fully funded by the parties. In addition, Craig and Reading undertook to continue up to an additional

$37,500,000 each, for an aggregate future commitment of $75,000,000 on an as needed basis. The Capital Funding Agreement was terminated at the closing of the Stock Transactions.

     On March 29, 1996, Reading purchased from Craig 1,564,473 shares of the common stock of Citadel for an aggregate purchase price of $3,324,505, representing slightly less than $2.125 per share. The closing price of the Citadel Common Stock on the American Stock Exchange on March 28, 1996 was $2.25 per share. Reading paid Craig for the Citadel Common Stock with a five-year unsecured promissory note in the principal amount of $3,324,505 which provided for the payment of interest at a rate equal to the London Interbank Offered Rate plus 2.25%. The note was retired in July 1996. Reading also acquired from Craig a one-year option to acquire 1,329,114 shares of preferred stock of Citadel held by Craig and an option to acquire, under certain circumstances, a warrant held by Craig to acquire 666,000 shares of Citadel's Common Stock. The options were canceled at the closing of the Stock Transactions. In April 1997, Craig exercised the warrant to acquire the 666,000 Citadel shares.

    Reading utilizes the services of certain Citadel employees, including the President and Chief Executive Officer of Citadel, for real estate advisory services. Reading pays Citadel to such services at a rate which believed to approximate the fair market value of such services. In addition, Craig provided certain administrative services and office rental to Citadel for which it was paid $194,000 for the year ended December 31, 1996 and $24,000 for the three months ended December 31, 1995.

    In December 1995, Craig loaned S. Craig Tompkins, President of Craig, a total of $25,000 pursuant to an interest free demand note which terms provide for 84 monthly payments in the amount of $297.62 unless a demand for payment is made sooner by Craig. In 1996 and January 1997, Reading loaned Robert F. Smerling, President of Reading, a total of $70,000 pursuant to an interest free promissory note payable upon demand.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CRAIG CORPORATION



                              By:   /s/ Robin W. Skophammer
                                    -----------------------
                                        Robin W. Skophammer
April 30, 1997                          Chief Financial Officer