Form 10-Q
period 1997-03-31
CRAIG CORP
filed 1997-05-15
CIK 110985

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 _____________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1997

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

                Yes [X]           No  [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 3,762,912 shares of Common Stock, $0.25 par value per share, and 1,622,000 shares of Class A Common Preference Stock, $0.01 par value per share, as of May 13, 1997.

================================================================================

                       CRAIG CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
PART 1.  Financial Information
------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1997 (Unaudited)
          and December 31, 1996............................................    3

         Consolidated Statements of Earnings for the Three Months
          Ended March 31, 1997 and 1996 (Unaudited)........................    4

         Consolidated Statements of Cash Flows for Three Months
          Ended March 31, 1997 and 1996 (Unaudited)........................    5

         Notes to Consolidated Financial Statements........................    6

Item 2.  Management's Discussion and Analysis of the Consolidated
          Statements of Operations.........................................   12


PART 2.  Other Information
-------

Item 1.     Legal Proceedings.............................................    17
Item 2.     Changes in Securites..........................................    17
Item 3.     Defaults Upon Senior Securites................................    17
Item 4.     Submission of Matters to a Vote of Security Holders...........    17
Item 5.     Other Information.............................................    17
Item 6.     Exhibits and Reports on Form 8-K..............................    17

Signatures................................................................    18

                      CRAIG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                           MARCH 31,    DECEMBER 31,
                                              1997          1996
                                           ---------    ------------
ASSETS                                     (IN THOUSANDS OF DOLLARS)
-------------------------------------      -------------------------
CURRENT ASSETS
Cash and cash equivalents                   $ 48,226        $ 52,172
Receivables, net                                 890           3,117
Restricted cash                                4,151           3,683
Receivable from affiliates                     2,047             244
Inventories                                      120             151
Prepayments and other current assets           1,192             856
                                            --------        --------
        Total current assets                  56,626          60,223
Investment in Stater                          67,978          67,978
Equity investment in Citadel                   4,690           4,625
Net investment in leased equipment             2,125           2,125
Property and equipment, net                   18,230          16,376
Other assets                                   3,191           2,519
Restricted cash                                   --             517
Excess of cost over net assets acquired       11,464          11,605
                                            --------        --------
           Total assets                     $164,304        $165,968
                                            ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------
CURRENT LIABILITIES:
Accounts payable                               5,221        $  5,143
Film rental payable                            1,319           1,102
Accrued property costs                           918           1,240
Accrued taxes                                  1,571           3,580
Note payable                                   2,000           1,500
Other accrued expenses and liabilities         1,425           1,871
                                            --------        --------
           Total current liabilities          12,454          14,436
Capitalized lease, less current portion          514             516
Note payable                                      --             500
Other long-term liabilities                    2,366           1,972
Deferred tax liabilities                       8,208           8,208
Minority interests in equity of
 subsidiaries                                 32,876          33,511
Redeemable Preferred stock of Reading          7,000           7,000

SHAREHOLDERS' EQUITY
Preferred stock, par value $.25,
 1,000,000 shares authorized, none
 issued                                           --              --

Class A common preference stock, par
 value $.01, 10,000,000 shares
 authorized, 1,645,000 issued and
 outstanding                                      16              16


Class B common stock, par value $.01,
 20,000,000 shares authorized, none
 issued                                           --              --

Common Stock, par value $.25, 7,500,000
 shares authorized, 5,444,065 shares
 issued                                        1,361           1,361

Additional paid-in capital                    30,828          30,828
Foreign currency translation adjustment         (211)            114
Retained earnings                             88,646          87,260
Cost of treasury shares, 1,704,153 and
 1,154,095                                   (19,754)        (19,754)
                                            --------        --------
   Total shareholders' equity                100,886          99,825
                                            --------        --------
Total liabilities and shareholders'
 equity                                     $164,304        $165,968
                                            ========        ========

         See accompanying notes to consolidated financial statements.

                CRAIG CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                             THREE MONTHS ENDED
                                                   MARCH 31,
                                          1997               1996
                                        --------------------------
                                         (in thousands of dollars,
                                         except for share amounts)
Revenues:
      Theater admissions                      $4,252      $  2,776
      Theater concessions                      1,310         1,021
      Theater advertising and other              209           214
      Real estate                                 37            74
      Equity in earnings of Stater                --         1,608
      Dividend income from Stater              1,796           479
      Service income from Stater                 375           375
                                              ------      --------
                                               7,979         6,547
                                              ------      --------
Expenses:
      Theater costs                            4,429         2,970
      Theater concession costs                   298           168
      Depreciation and amortization              356           429
      Loss from joint venture                     --            75
      General and administrative
         expenses                              1,948         2,137
                                              ------      --------
                                               7,031         5,779
                                              ------      --------
Earnings before minority interest,
 other income and taxes                          948           768


Earnings from investment in Citadel               65            40
Other income                                     230            15
Interest income                                  675           806
Gain from conversion of common stock
 interest in Stater                               --        49,961
                                              ------      --------
Earnings before taxes and minority
 interest                                      1,918        51,590

Minority interest                               (174)          138
                                              ------      --------
Earnings before taxes                          1,744        51,728
Provision for taxes                             (244)      (20,435)
                                              ------      --------
Net earnings                                  $1,500      $ 31,293
                                              ======      ========
Earnings per common and common
 equivalent share:                            $ 0.26      $   5.40
                                              ======      ========

          See accompanying notes to consolidated financial statements.

                                      CRAIG CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                           --------------------------------
                                                             1997                     1996
                                                           --------                 -------
                                                               (In thousands of dollars,
                                                               except per share amounts)
OPERATING ACTIVITIES
Net earnings (loss)                                        $ 1,500                  $ 31,293
Adjustments to reconcile net earnings
 (loss) to net cash provided by (used
 in) operating activities:
Gain on conversion of common stock
 investment in Stater                                           --                   (49,961)

Depreciation and amortization                                  356                       429
Deferred rent                                                  396                        41
Undistributed earnings of affiliates                           (65)                   (1,608)
Increase (decrease) in deferred taxes                           --                    20,425
Minority interest                                              174                      (138)
Changes in operating assets and
 liabilities:
(Increase) decrease in receivables                             188                       129
(Increase) decrease in other current
 assets                                                       (306)                     (622)
Increase (decrease) in payables                             (2,688)                     (367)
Increase (decrease) in film rental                             217                        24
Increase (Decrease) in other liabilities                        (4)                      155
Other, net                                                    (164)                      (36)
                                                           -------                  --------
Net cash provided by (used in)  operating
 activities                                                   (396)                     (236)

INVESTING ACTIVITIES
Purchase of stock of
 subsidiary--minority interest                                (819)                     (124)
Purchase of property, plant and
 equipment                                                  (2,445)                     (582)
Cash acquired as a result of
 consolidation of Reading                                       --                    44,147
Decrease in restricted cash                                     31                        89
Other investments                                               --                      (110)
                                                           -------                  --------
Net cash provided (used in) investing
 activities                                                 (3,233)                   43,420

FINANCING ACTIVITIES
Distributions to minority partner                              (87)                       --
Payment of debt financing costs                                 --                      (185)
Treasury stock repurchases                                      --                      (634)
                                                           -------                  --------
Net cash provided (used in) financing
 activities                                                    (87)                     (819)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES                       (230)                       65
                                                           -------                  --------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                (3,946)                   42,430
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF THE PERIOD                                              52,172                    18,645
                                                           -------                  --------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                                    $48,226                  $ 61,075
                                                           =======                  ========

         See accompanying notes to consolidated financial statements.

Craig Corporation and Subsidiaries

Notes to Condensed Financial Statements (unaudited)
March 31, 1997
(amounts in tables in thousands)

NOTE 1 -- BASIS OF PRESENTATION

     BASIS OF CONSOLIDATION: The consolidated financial statements include the accounts of Craig Corporation ("Craig") and its wholly owned subsidiaries (collectively, the "Company")and its majority owned subsidiaries (collectively, the "Consolidated Company"). Such majority owned subsidiaries include the accounts of Reading Entertainment, Inc. ("REI" and together with its consolidated subsidiaries, "Reading"). Through its subsidiaries, Reading operates motion picture exhibition theaters in the Commonwealth of Puerto Rico, New York, New York and Australia. Investments in which the Consolidated Company holds a 20 to 50 percent interest are accounted for using the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. Minority interest in equity of subsidiaries reflects the minority stockholders' proportionate share of REI and the Consolidated Company's other joint ventures. During the three months ended March 31, 1997, the Company increased its ownership in REI through the purchase of 78,500 common shares (approximately 1%) for a purchase price of $819,000. Such purchase resulted in a decrease to "Minority interest in equity of subsidiaries" of approximately $819,000. As of March 31, 1997, the Company held approximately 78% of the outstanding voting securities of REI.

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim information and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1996 and for the year then ended. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     Certain amounts in previously issued financial statements have been reclassified to conform with the current period presentation.

     NET EARNINGS PER COMMON SHARE: Net earnings per common share is calculated by dividing net earnings available to common shareholders by the weighted average shares outstanding during the period and the dilutive effect, if any, of common stock equivalents that are outstanding. The weighted average number of shares outstanding for the three months ended March 31, 1997 and March 31, 1996 were 5,384,912 and 5,798,219, respectively. Net earnings per share for the three months ended March 31, 1997 was calculated based on net earnings available to common stock shareholders, which includes a reduction for dividends declared on the redeemable preferred stock in REI held by Citadel amounting to $113,750.

NOTE 2 -- ACQUISITION AND INVESTMENT ACTIVITIES

     At March 31, 1997, the Consolidated Company's interest in Citadel was approximately 26.1%. On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of Citadel Common Stock increasing the Consolidated Company holdings in Citadel to approximately 33.4%. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note in the amount of $1.998 million, secured by 500,000 shares of REI Common Stock. Interest is payable quarterly in arrears at the prime rate. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following Citadel's written demand for payment.

     The Company accounts for its investment in the Citadel Common Stock by the equity method. Citadel's net earnings for the three months ended March 31, 1997 and 1996 were $246,000 and $243,000, respectively, and the Company's share of such earnings adjusted for preferred stock dividends was $65,000 and 40,000, respectively. Such amounts are included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 1997 and 1996, respectively, as "Earnings from investment in Citadel." Citadel's assets and liabilities totaled $28,936,000 and $10,966,000, respectively, as of March 31, 1997 inclusive of a $7,000,000 investment in REI.

Craig Corporation and Subsidiaries

Notes to Condensed Financial Statements (unaudited)
March 31, 1997
(amounts in tables in thousands)

     Reading acquired an 83.3% interest in the Angelika Film Center LLC (the "Angelika") in August 1996. The Company acquired the Angelika assets, in part, by issuing a promissory note to the sellers of such assets in the amount of $2,000,000. The note is fully collateralized by escrowed funds classified as "Restricted cash". A portion of this note, $1,500,000, bears interest per annum at the thirteen week U.S. Treasury bill rate, while the remaining $500,000 bears interest at 9% per annum. Principal of $1,500,000 was paid in full in April 1997.

     In April 1997, Reading Australia Pty Limited (together with its subsidiaries "Reading Australia") entered into an agreement with an officer of a subsidiary whereby the officer may borrow up to approximately $800,000 from Reading Australia to invest in certain country cinema developments. In accordance with the agreement (which agreement was effective as of January 2, 1997), the officer has borrowed approximately $400,000 from Reading Australia and utilized the proceeds of the borrowing to acquire a 25% ownership interest (computed after consideration of certain management fees payable to Reading Australia) in Reading Australia's theater in Townsville, Queensland.

NOTE 3 -- INVESTMENT IN STATER BROS. HOLDINGS, INC. ("SBH")

     Effective March 8, 1996, SBH exercised its right to convert all of the Company's common stock in SBH into 693,650 shares of SBH Preferred Stock. The SBH Preferred Stock has a liquidation preference and redemption value of $69.365 million and a cumulative dividend preference beginning at 10.5%, increasing to 12% after 78 months, and further increasing every twelve months thereafter by an additional 1%, to a terminal cumulative dividend rate of 15%

     Upon the conversion by SBH in March 1996 of the Company's common stock interest to preferred stock, the Company discontinued the use of the equity method of accounting for its investment in Stater. Included in the three months ended March 31, 1996 as "Equity in Earnings of Stater" is approximately $1.608 million reflecting the Company's 50% interest in such SBH earnings from January 1, 1996 until the conversion of the Company's common stock interest to preferred stock on March 8, 1996. Included as "Dividend income from Stater" is approximately $1.796 million for the three months ended March 31, 1997 and $.479 million for the three months ended March 31, 1996 reflecting dividends from the date of issuance of the SBH Preferred Stock on March 8, 1996.

     Prior to the preferred stock conversion, the net carrying value of the Company's 50% common stock interest amounted to approximately $9 million. In Fiscal 1996, the Company recorded approximately $58.978 million (inclusive of the $49.961 million recorded in the 1996 Quarter) of the difference between $67.978 million (98% of the stated value of the SBH Preferred Stock) and the Company's net carrying value of its previous common stock investment ($9 million) at the time of the conversation as "Gain from conversion of common stock interest in Stater. The SBH Preferred Stock is included in the accompanying Consolidated Balance Sheet as "Investment in Stater" and valued at $67.978 million, 98% of stated value. The ultimate value of the SBH Preferred Stock is based upon various market factors including, but not limited to, Stater's operating performance, Stater's existing senior debt covenants, interest rates, the SBH Preferred Stock provisions, and the likelihood of repurchase by Stater. The Consolidated Company expects to account for the deferred gain of approximately $1.387 million (difference between the stated value and the Company's carrying value) if realized upon the repurchase or other sale of the SBH Preferred Stock.

Craig Corporation and Subsidiaries

Notes to Condensed Financial Statements (unaudited)
March 31, 1997
(amounts in tables in thousands)

NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                March 31,          December 31,
                                                  1997                 1996
                                                ---------          ------------
Land                                              $ 7,237               $ 7,332
Buildings, leaseholds and
 improvements                                       3,363                 1,718
Capitalized premises lease                            538                   538
Equipment                                           7,057                 6,450
Construction-in-progress and
 property development costs                         2,457                 2,562
                                                  -------               -------
                                                   20,652                18,600
Less:  Accumulated
 depreciation                                      (2,422)               (2,224)
                                                  -------               -------
                                                  $18,230               $16,376
                                                  =======               =======

NOTE 5 -- INCOME TAXES

     Craig and Reading file separate consolidated federal and state income tax returns. One company's net operating loss and capital loss carryforwards, therefore, cannot be used to offset the other company's tax liabilities. Income tax expense for the three months ended March 31, 1997 reflects current estimated tax liabilities amounting to approximately $244,000, including federal and state income tax expense of $135,000 and $109,000 of foreign withholding taxes, which will be paid if certain intercompany loans are repaid. Income tax expense for the three months ended March 31, 1996 amounted to approximately $20,435,000 and was principally comprised of deferred tax liabilities resulting from the gain reported upon the conversion of the Company's SBH Common Stock to SBH Preferred Stock.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

     Leases
     ------

     Cine Vista commenced operations of a newly-constructed, leased six-plex theater located in Puerto Rico on March 26, 1997. At March 31, 1997, the Consolidated Company had lease agreements for three theater facilities with a total of 22 screens which were then under construction or for which construction is anticipated to commence in 1997. The aggregate anticipated contribution for construction costs for such facilities was approximately $13,000,000 at March 31, 1997. The aggregate minimum annual rental commitment for such leases is approximately $550,000, which rentals commence upon the opening of the theaters.

     Reading has entered into purchase agreements and other lease agreements which are subject to satisfaction of certain contingencies, which contingencies were not satisfied as of May 15, 1997. In conjunction with lease and purchase agreements, the Company escrowed and/or made deposits totaling $2,579,000 at March 31, 1997, which amount has been classified as "Restricted cash" in the Consolidated Company's Condensed Consolidated Balance Sheet.

Craig Corporation and Subsidiaries

Notes to Condensed Financial Statements (unaudited)
March 31, 1997
(amounts in tables in thousands)

NOTE 7 -- LONG-TERM DEBT

     In December 1995, Cine Vista entered into a $15 million, eight-year revolving credit agreement (the "Credit Agreement") with a bank. Under terms of the Credit Agreement, Cine Vista may borrow up to $15 million to repay Cine Vista acquisition loans, which loans are payable to a wholly-owned subsidiary of Reading and fund certain new theater development expenditures. At March 31, 1997 and December 31, 1996, no amounts were outstanding under this agreement.

     The provisions of the Credit Agreement require Cine Vista to maintain a minimal level of net worth and other financial ratios, restrict the payment of dividends, and limit additional borrowing and capital expenditures. Cine Vista failed to maintain compliance with certain of the financial covenants contained in the Credit Agreement during 1996 and the quarter ended March 31, 1997. Reading is currently working with the lender to revise certain of the Credit Agreement's financial coverage to ensure its continuing availability. The lender has waived compliance with the covenants during 1996 and Reading has requested a waiver for the covenant violations during the three months ended March 31, 1997.

NOTE 8 -- PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

     As described in Note 1, the accompanying consolidated financial statements, include the accounts of Craig and its majority owned subsidiaries. The following information reflects only the accounts of Craig and its wholly owned subsidiaries. Craig and Reading are separate public companies and each entity's capital resources and liquidity is legally independent of the other and any intercompany loans or receivables would require approval of each separate company's Board of Directors. Accordingly, the future working capital of Craig will be primarily dependent on (i) Reading's ability to pay dividends in accordance with the terms of the Series B Preferred Stock, and (ii) the service income from Stater amounting to approximately $1.5 million annually. The Consulting Agreement with Stater expires in March 1999, however, Stater has the right to terminate the Consulting Agreement upon its redemption, in full, of the SBH Preferred Stock.

CONDENSED BALANCE SHEET:                         MARCH 31,        DEC. 31,
                                                   1997             1996
                                                 ---------        --------
Assets:
-------
         Cash                                    $  2,591         $  3,492
         Dividend receivable from
          Reading                                     894               --
         Other current assets                         145              146
                                                 --------         --------
           Total current assets                     3,630            3,638
         Investment in Common Stock of
          Reading                                  70,534           69,425
         Investment in Preferred Stock
          of Reading                               55,000           55,000
         Property and equipment, net                  904              943
         Other assets                                 251              252
         Excess of cost over net assets
          acquired                                  1,186            1,196
                                                 --------         --------
           Total assets                          $131,505         $130,454
                                                 ========         ========

Liabilities and stockholders equity:
------------------------------------
         Accounts payable and accrued
          expenses                               $    781         $    803
         Deferred tax liabilities                  30,250           30,250
         Stockholders' equity                     100,474           99,401
                                                 --------         --------
         Total liabilities and
          stockholders' equity                   $131,505         $130,454
                                                 ========         ========

Craig Corporation and Subsidiaries

Notes to Condensed Financial Statements (unaudited)
March 31, 1997
(amounts in tables in thousands)


                                                THREE MONTHS ENDED
                                           ---------------------------
                                           MARCH 31,         MARCH 31,
CONDENSED STATEMENT OF OPERATIONS:           1997              1996
----------------------------------------   ---------------------------
Revenues:
---------
      Equity in earnings of Stater                 $   --        1,608
      Equity in earnings of Reading                   290         (137)
      Dividend income from Reading                    894           --
      Dividend income from affiliates                  --          519
      Service income from Stater                      375          375
      Interest income                                  34          221
                                                   ------     --------
                                                   $1,593     $  2,586
                                                   ------     --------
Expenses:
---------
      General and administrative                      435          500
      Equity loss from Australian
       theatre developments                                        254
      Loss from joint venture                          --           75
                                                   ------     --------
                                                      435          829
                                                   ------     --------
Earnings before other income and income
 taxes                                              1,158        1,757
Gain from conversion of common stock
 interest in Stater                                    --       49,961
                                                   ------     --------
Earnings before income taxes                        1,158       51,718
Income taxes                                          (85)     (20,425)
                                                   ------     --------
                                                   $1,073     $ 31,293
                                                   ======     ========
CONDENSED STATEMENT OF CASH FLOWS:
Operating Activities:
---------------------
         Net earnings                               1,073       31,293
         Adjustments to reconcile net
          earnings to net cash provided
          by operating activities:
         Gain on conversion of Stater
          common stock                                 --      (49,961)
         Undistributed earnings of
          equity affiliates                          (290)      (1,344)
         Increase in deferred taxes                    --       20,425
         Other                                       (865)        (182)
                                                   ------     --------
         Net cash provided by (used in)
          operating activities                        (82)         231

Investing Activities:
---------------------
         Acquisition of Reading Stock                (819)        (124)
         Investment in Reading Australia               --      (12,888)
         Other investments                             --         (110)
         Purchase of equipment                         --         (115)
                                                   ------     --------
         Net cash provided by (used in)
          investing activities                       (819)     (13,237)
Financing Activities:
---------------------
      Payment of affiliate advances                    --       (1,040)
      Treasury stock repurchases                       --         (634)
                                                   ------     --------
      Net cash (used in) financing
       activities                                      --       (1,674)

Decrease in cash and cash equivalents                (901)     (14,680)
Cash and cash equivalents at beginning
 of period                                          3,492       18,549
                                                   ------     --------
Cash and cash equivalents at end of
 period                                            $2,591     $  3,869
                                                   ======     ========

Craig Corporation and Subsidiaries

Notes to Condensed Financial Statements (unaudited)
March 31, 1997
(amounts in tables in thousands)

NOTE 9 -- IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of the Company's primary and fully diluted earnings per share is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Craig Corporation (Craig and collectively with its wholly owned subsidiary, the "Company") is in the business of identifying, acquiring, owning and strategically managing controlling interests in other operating companies. At March 31, 1997, the Company owned common stock of Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries, "Reading") and REI Series B Preferred Stock representing approximately 78% of the voting power of that company, and 666,000 shares of Citadel Holding Corporation ("CHC" and collectively with its wholly owned subsidiaries, "Citadel") Common Stock as well as a 50% membership interest in a developmental chain restaurant operation, Hope Street Hospitality ("HSH"). As used herein, the term the "Consolidated Company" is used to describe, for accounting purposes, the Company reporting on a consolidated basis its ownership interest in REI.

     REI has elected to focus its theater development and related real estate development activities in three principal areas: (i) the management and development of multiplex motion picture theaters and entertainment centers featuring multiplex cinemas in Australia; (ii) the domestic management and development and acquisition of specialty multiplex motion pictures theaters which feature foreign and limited release art films similar to the Angelika; and
(iii) the management and development of multiplex motion picture theaters in Puerto Rico.

RESULTS OF OPERATIONS

     The following is a comparison of the results of operations for the three months ended March 31, 1997 ("1997 Quarter") with the three months ended March 31, 1996 ("1996 Quarter").

     Due to the nature of the Consolidated Company's development and acquisition activities and the timing associated with the results of such activities coupled with the change in the Consolidated Company's ownership interest in Stater Bros. Holdings, Inc. ("SBH"), described below, the Consolidated Company's financial position, results of operations and cash flows have varied significantly and management believes are not indicative of future operating results.

     The Consolidated Company's net earnings for the 1997 Quarter approximated $1.5 million or $.26 per share and earnings before income taxes amounted to approximately $1.744 million as compared to 1996 Quarter net earnings of approximately $31.293 million or $5.40 per share and earnings before income taxes of approximately $51.728 million. The 1996 Quarter net earnings include a gain on the conversion of the Company's common stock interest in Stater to preferred stock amounting to approximately $49.961 million and a provision for income taxes amounting to approximately $20.435 million.

Earnings from investment in Stater
----------------------------------

     Effective March 8, 1996, SBH exercised its right to convert all of the Company's common stock in SBH into 693,650 shares of SBH Preferred Stock. The SBH Preferred Stock has a liquidation preference and redemption value of $69.365 million and a cumulative dividend preference beginning at 10.5%, increasing to 12% after 78 months, and further increasing every twelve months thereafter by an additional 1%, to a terminal cumulative dividend rate of 15%.

     Upon the conversion by SBH in March 1996 of the Company's common stock interest to preferred stock, the Company discontinued the use of the equity method of accounting for its investment in Stater. Included in the 1996 Quarter is approximately $1.608 million reflecting the Company's 50% interest in such SBH earnings from January 1, 1996 until the conversion of the Company's common stock interest to preferred stock on March 8, 1996. Included as "Dividend income from Stater" is approximately $1.796 million earned in the 1997 Quarter as compared to $.479 million in the 1996 Quarter reflecting dividends from the date of issuance of the SBH Preferred Stock on March 8, 1996.

     Prior to the preferred stock conversion, the net carrying value of the Company's 50% common stock interest amounted to approximately $9 million. In Fiscal 1996, the Company recorded approximately $58.978 million (inclusive of the $49.961 million recorded in the 1996 Quarter) of the difference between $67.978 million (98% of the stated value of the SBH Preferred Stock) and the Company's net carrying value of its previous common stock investment ($9 million) at the time of the conversation as "Gain from conversion of common stock interest in Stater". The SBH Preferred Stock is included in the accompanying Consolidated Balance Sheet as "Investment in Stater" and valued at $67.978 million, 98% of stated value. The ultimate value of the SBH Preferred Stock is based upon various market factors including, but not limited to, Stater's operating performance, Stater's existing senior debt covenants, interest rates, the SBH Preferred Stock provisions, and the likelihood of repurchase by

Stater. The Consolidated Company expects to account for the deferred gain of approximately $1.387 million (difference between the stated Value and the Company's carrying value) if realized upon the repurchase or other sale of the SBH Preferred Stock.

Theater Revenue
---------------

     Theater Revenue is comprised of Admissions, Concessions and Advertising and other revenues and totaled the amounts set forth below in each of the three months ended March 31, 1997 and 1996:

    1997           1996
-------------   ----------
 $5,771,000     $4,011,000

     Cine Vista's Theater Revenues decreased approximately 31% between the current and prior year quarters primarily as a result of the opening by a competitor of three new multiplex theaters in the San Juan metropolitan market and a slight decrease in box office revenue on the island versus the comparable period last year. Cine Vista opened a new six-plex in March 1997 and in mid-1997 will close four of six screens at another location to initiate construction of a new 8-plex at the location which construction is anticipated to be completed in mid-1998. Accordingly, Cine Vista anticipates a net increase of two screens in 1997 and the addition of six more screens in mid-1998. However, the increased competition in the San Juan metropolitan market is expected to decrease theater revenues in subsequent quarters in 1997, relative to 1996 levels, if overall box office revenues on the island remain equal to the prior year.

     Theater Revenue for the three months ended March 31, 1997 includes revenues of $1,925,000 from the Angelika which was acquired on August 28, 1996. Revenues from admissions at the Angelika increased approximately 23% from the admission revenues recorded by the Angelika in the same quarter of the prior year (such revenues which were recorded prior to the Company's acquisition of the Angelika are therefore not included the Consolidated Company's condensed consolidated financial results).

     The Consolidated Company opened its first theater in Australia, a six-plex located in Townsville, Queensland, at the end of December 1996. Revenues from the new theater totaled $801,000 and have been included in the Consolidated Statement of Operations for the three months ended March 31, 1997.

Real Estate
-----------

     Real Estate revenues include rental income and the net proceed of sales of Reading's real estate. Real estate revenues in the current year quarter remained consistent with the prior year quarter. Reading has 28 parcels and rights-of-way remaining, many of which are of limited marketability. Future real estate revenues may increase as larger properties are sold. However, management believes that most of the properties held for sale will be liquidated within the next three years.

Service Income from Stater
--------------------------

     Effective March 8, 1994, the Company entered into a consulting agreement with Stater pursuant to which the Company has agreed, among other things, to render consulting services for a five year period, for an annual fee of $1.5 million payable quarterly. Included in service income for the 1997 and 1996 Quarter is $.375 million earned and paid pursuant to this agreement. Stater has the right to terminate the consulting agreement, if it were to repurchase the SBH Preferred Stock.

Expenses
--------

     "Theater costs," "Theater concession costs" and "Depreciation and amortization" reflect the direct theater costs of Cine Vista, the Angelika and Reading Australia's theater operations. These costs increased $1,516,000 from $3,567,000 in the prior year quarter to $5,083,000 in the current year quarter due primarily to the inclusion of $1,454,000 of theater costs associated with the Angelika's operations subsequent to the August 1996 acquisition and $833,000 in costs associated with the new six-plex theater which opened in Australia in December 1996 (which costs include approximately $100,000 of start-up costs associated with the initialization of activities at the theater). During the fourth quarter of 1996, the minimum wage for Puerto Rico was increased by approximately 15%. Since most of Cine Vista's theater employees are paid minimum wage, the increase will have a negative effect on its operating results in future periods.

     "General and administrative" expenses for the three months ended March 31, 1997 and 1996 listed below include the following components:

                         1997         1996
                      ----------   ----------
Cine Vista            $  221,000   $  295,000
Angelika                 126,000            0
Australia                292,000      509,000
Craig                    383,000      458,000
Reading, general         926,000      875,000
                      ----------   ----------
     Total            $1,948,000   $2,137,000
                      ==========   ==========

     General and administrative expenses in the 1997 and 1996 Quarters include general, administrative and development expenses incurred with respect to the foreign operations of Reading Australia amounting to approximately $292,000 and $509,000, respectively. Reading Australia is actively seeking properties to develop state-of-the-art multiplex cinemas facilities and entertainment centers in Australia and has acquired a property and has made deposits and entered into agreements for several other real property purchases or leases. Fiscal 1996 expenses include non-capitalized expenditures associated with the development of various theater sites, some of which were ultimately abandoned as well as a full year of salary expense associated with the employees and consultants located in Australia. Reading Australia's first theater opened at the end of 1996.
Reading Australia anticipates continuing development expense during the next several years until theaters are developed and operations increased. No assurances can be given that Reading Australia will successfully develop such cinemas, nor that if developed, such operations will be successful.

Earnings from investment in Citadel
-----------------------------------

     At March 31, 1997, the Consolidated Company's holdings in Citadel included a 26.1% common stock interest. On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of Citadel Common Stock increasing the Consolidated Company's holdings in Citadel to approximately 33.4%. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note in the amount of $1.998 million, secured by 500,000 shares of REI Common Stock. Interest is payable quarterly in arrears at the prime rate. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following Citadel's written demand for payment.

     Citadel reported net income of approximately $246,000 in the 1997 Quarter as compared to $243,000 in the 1996 Quarter. Included in the Consolidated Statement of Earnings for the 1997 and 1996 Quarters is approximately $65,000 and $40,000 respectively, reflecting the Consolidated Company's share of Citadel's earnings, adjusted for preferred dividends, from its investment in Citadel during the periods reported.

Other Income
------------

     "Other income" totaled $230,000 and $15,000 in the 1997 and 1996 Quarters, respectively, and is comprised in the current year quarter primarily of amounts received from a third party as reimbursement of certain acquisition related expenditures which were expensed in prior periods.

Minority Interest
-----------------

     "Minority interest" amounted to approximately $174,000 for the three months ended March 31, 1997 and includes the minority interest's share of the Company's consolidated net earnings of Reading amounting to $129,000, Sutton Hill's minority share of the Angelika income amounting to $52,000 and $7,000 which reflects the minority share of the Townsville operating losses (See Note 2). The "minority interest" of $138,000 for three months ended March 31, 1996 reflects the minority interests shares of Reading's losses for the period. During the 1997 Quarter, the Company purchased an additional 78,500 shares (approximately 1% of the outstanding shares) of REI Common Stock, which purchase price of approximately $819,000 resulted in a decrease to "Minority interest in equity of subsidiaries" included on the Consolidated Balance Sheet.

Income Tax Provision
--------------------

     Income tax expense in the 1997 Quarter was $244,000 as compared to $20,435,000 in the 1996 Quarter. The 1997 Quarter includes a current tax provision for foreign withholding taxes of $109,000 which will be paid if certain intercompany loans are repaid and estimated federal and state taxes of $135,000. Income tax expense in the 1996 Quarter principally related to deferred tax liabilities associated with the gain recognized in the conversion of the Company's SBH Common Stock to SBH Preferred Stock. As a result of the Stock Transactions in October 1996, described more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the SBH Preferred Stock was transferred to Reading. The Stock Transactions are intended to qualify as an Exchange under Section 351(a) of the Internal Revenue Code of 1986. Upon receipt of the SBH Preferred Stock, Reading determined that it was more-likely-than-not that a portion of a tax asset valuation allowance related to Reading deferred federal tax assets would be realized. The Company accounted for its Fiscal 1996 Reading Stock purchases and the Stock Transactions as a purchase. The fair value of the assets and liabilities received were considered after realization by Reading of the previously reserved tax assets.
Accordingly, the Company reduced its deferred tax liabilities in Fiscal 1996 in the amount of approximately $22 million with a corresponding decrease to the allocated fair value of Reading assets purchased.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Consolidated Company had cash and cash equivalents totaling approximately $48.226 million which includes approximately $45.635 million held by Reading. At March 31, 1997, Craig had cash and cash equivalents of approximately $2.591 million. REI is majority owned by the Company and, accordingly, is included in the consolidated financial statements of the Company as of March 31, 1997. However, Craig and REI are separate public companies and each entity's capital resources and liquidity is legally independent of the other and any intercomapny loans or receivables would require approval of each separate company's Board of Directors. Accordingly, the future liquidity of Craig will be principally dependent on Reading's ability to pay dividends in accordance with the terms of the Reading Preferred Stock issued in the October 1996 Stock Transactions, amounting to approximately $3.575 million annually. In addition to such dividends, Craig receives from Stater quarterly consulting payments amounting to $1.5 million annually. Stater has the right to terminate the consulting agreement prior to its expiration in March 1999, if Stater were to repurchase the SBH Preferred Stock. While no assurances can be given, REI has been advised that Stater is considering exercising its rights to repurchase the SBH Preferred Stock.

     To provide Reading Australia with funding needed to complete its theater development plans without requiring REI to guarantee the indebtedness of Reading Australia and as a means of minimizing exposure to fluctuations in the value of the Australian dollar and to demonstrate commitment to the Australian market, REI contributed its SBH Preferred Stock to Reading Australia. It is anticipated that Reading Australia will pledge the SBH Preferred Stock as collateral for Australian dollar borrowings and Reading Australia has had preliminary discussions in furtherance thereof. In addition, Reading has been advised that Stater is considering exercising its right to repurchase the SBH Preferred Stock and that such repurchase may occur as early as prior to the end of Stater's fiscal year, September 30, 1997. If such repurchase were to occur, the repurchase would be at stated value, $69,365,000. However, there can be no assurance that such repurchase can or will be effected.

     Cine Vista opened a new six-plex on March 26, 1997 and will close four of six screens at another location in mid-1997 in order to initiate construction of a new eight-plex at the same location, which construction is anticipated to be completed in mid-1998. It is anticipated that approximately $7.7 million will be invested in 1997 and 1998 in furtherance of these two projects. Cine Vista is also negotiating provisions of an agreement to expand one facility and to open new theaters at two new sites which, collectively could result in the addition of up to 30 new screens. The timing of the additions is not predictable nor is there assurances that these proposed developments will be concluded. The capital cost of these new additions is estimated to total approximately $15 million.

     Reading entered into a lease for the first new theater based upon the Angelika concept to be located in Houston, Texas in the first quarter of 1997. Reading is actively seeking sites to develop Angelika type theaters throughout the United States and will consider acquiring leasehold or ownership interests in conjunction with such developments. The cash cost of such developments can range from approximately $1.5 million for a turnkey leased facility to over $7 million for an owned site.

     If the Consolidated Company is successful in its efforts to develop all of the projects which it is presently considering, its capital requirements over the next three years will exceed its existing cash balances, the value of the SBH Preferred Stock (or the proceeds thereof) and existing borrowing arrangements. However, the Consolidated Company believes that additional funding could be realized through, among other things, bank borrowings, sale-leaseback transactions and the issuance/sale of additional equity either of REI, Reading Australia or at the project level.

     The following summarizes the major sources and uses of cash funds in each of 1997 and 1996 Quarters, respectively:

1997:
----

     "Unrestricted cash and cash equivalents" decreased $3,946,000 from $52,172,000 at December 31, 1996 to $48,226,000 at March 31, 1997. Working
capital decreased $1,615,000 from $45,787,000 at December 31, 1996 to $44,172,000 at March 31, 1997. Net cash used in operating activities amounted to $396,000 in the 1997 Quarter.

     Net cash used in investing activities amounted to approximately $3,233,000 in the 1997 Quarter including $2,445,000 in the purchase of property and equipment and $819,000 used to purchase an additional 78,500 shares (approximately 1% of the outstanding stock) of REI.

     Net cash used in financing activities amounted to $87,000 in the 1997 Quarter and was comprised of a distribution to the Angelika minority partner.

1996:
----

     "Unrestricted cash and cash equivalents" increased $42,430,000 from $18,645,000 at December 31, 1995 to $61,075,000 at March 31, 1996 due primarily to the effect of accounting for the purchase of REI in Fiscal 1996 on a consolidated basis. During Fiscal 1996, the Company increased its ownership of Reading to greater than 50% which resulted in the Company including the assets and liabilities of Reading on a consolidated basis in the financial statements, which had the effect of increasing cash and cash equivalents by approximately $44,147,000 as of January 1, 1996. The increase resulting from the consolidation of Reading in the 1996 Quarter was offset by the purchase of property, plant and equipment amounting to $582,000, the purchase of REI Common Stock amounting to $124,000 and other investments of $110,000.

     Net cash used in financing activities amounted to $819,000 in the 1996 Quarter as a result of Craig's repurchasing 64,100 shares of its common stock for approximately $634,000 and payment of Reading debt financing costs of $185,000.

     Prior to Reading's 1981 quasi-reorganization, Reading had extensive railroad and related operations. Such operations may have contributed to environmental contamination of properties now owned by Reading, previously sold by Reading, or to which Reading, prior to its reorganization, sent waste. The ultimate extent of liabilities, if any, with respect to such matters, as well as the timing of cash disbursements, if any, cannot be determined. However, management is of the opinion, based on the information currently known, that while the ultimate liability resulting from such matters could have a material effect upon the results of operations in a given year, they will not have a material adverse effect upon Reading's financial position or liquidity.

FORWARD-LOOKING STATEMENTS

     From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases "anticipates," "expects," "will continue," "estimates," "projects," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of the Company's primary and fully diluted earnings per share is not expected to be material.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On April 24, 1997, a shareholder owning 50 shares of Reading Entertainment, Inc. ("REI") common stock commenced a purported derivative action (the "Action") on behalf of the Company entitled Walter Alphin v. James J. Cotter, et. al. in
                                  -----------------------------------------
the Philadelphia County Court of Common Pleas. The complaint in the Action named Craig Corporation ("Craig"), former directors of Reading Company, Gerard
P. Laheney and Ralph B. Perry III and all of the current directors of REI as defendants. The Action alleges that the defendants breached their fiduciary duty to Reading Company by failing to utilize certain tax assets of Reading Company over the years and such failure resulted in the defendants causing Reading Company to use certain of the tax assets for the ultimate benefit of Craig. No monetary claims have been asserted against Craig or Reading in the Action and the plaintiff seeks unspecified monetary damages from the defendants. Management is reviewing the Action and believes that the suit has no merit and that it will not have a material adverse effect upon the companies. Reading has directors and officers liability insurance and believes that the claims set forth in the Action are covered by such insurance, if Reading is ultimately deemed to have any monetary responsibility through its indemnification of REI's directors.

     For a further description of legal proceedings, please refer to Item 3 entitled "Legal Proceedings" contained in the Company's Form 10-K for the fiscal year ended December 31, 1996.

ITEM. 2.   CHANGES IN SECURITIES

     Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER.

     Not applicable.

ITEM 5     OTHER INFORMATION

     Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

27   Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the reporting period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CRAIG CORPORATION. REGISTRANT



Date:  May 15, 1997                         By: /s/ S. Craig Tompkins
     ---------------------                      -----------------------------
                                                S. Craig Tompkins
                                                President



Date:  May 15, 1997                         By: /s/ Robin W. Skophammer
     ---------------------                      -----------------------------
                                                Robin W. Skophammer
                                                Chief Financial Officer