Form 10-Q
period 1997-06-30
CRAIG CORP
filed 1997-08-14
CIK 110985

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                       __________________________________

                                   FORM 10-Q



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:  June 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from __________ to ___________

                         Commission file number 1-6123

                               CRAIG CORPORATION
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                     95-1620188
(State or other jurisdiction                 (IRS Employer Identification No.)
 of incorporation or organization)

550 South Hope Street Suite 1825  Los Angeles CA             90071
   (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (213) 239-0555

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X   No
                                     ----    ----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 3,762,912 shares of Common Stock, $0.25 par value per share, and 1,622,000 shares of Class A Common Preference Stock, $0.01 par value per share, as of August 13, 1997.

================================================================================

                       CRAIG CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                                Page
                                                                                ----
PART 1.  Financial Information
------
Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1997 (Unaudited)
           and December 31, 1996...............................................     3

         Consolidated Statements of Operations for the Three Months
           and Six Months Ended June 30, 1997 and 1996 (Unaudited).............     4

         Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 1997 and 1996 (Unaudited)............................     5

         Notes to Consolidated Financial Statements............................     6

Item 2.  Management's Discussion and Analysis of the Consolidated
           Statements of Operations............................................    13

PART 2.  Other Information
------

Item 1.      Legal Proceedings.................................................    21
Item 2.      Changes in Securities.............................................    21
Item 3.      Defaults Upon Senior Securities...................................    21
Item 4.      Submission of Matters to a Vote of Security Holders...............    21
Item 5.      Other Information.................................................    21
Item 6.      Exhibits and Reports on Form 8-K..................................    22

Signatures.....................................................................    23

                       CRAIG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                 JUNE 30,                  DECEMBER 31,
                                                                  1997                        1996
                                                          ---------------------       --------------------
ASSETS                                                               (In thousands of dollars)
----------------------------------------------            ------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                                      $ 43,324                   $ 52,172
  Receivables                                                       1,144                      3,117
  Restricted cash                                                   2,586                      3,683
  Receivables from affiliates                                       3,863                        244
  Investment in Stater Preferred Stock                             67,978                         --
  Prepayments and other current assets                              1,178                      1,007
                                                                  -------                    -------
     Total current assets                                         120,073                     60,223
  Investment in Stater Preferred Stock                                 --                     67,978
  Equity investment in Citadel                                      6,768                      4,625
  Net investment in leased equipment                                2,125                      2,125
  Property and equipment, net                                      17,552                     16,376
  Other assets                                                      3,173                      2,519
  Excess of cost over net assets acquired, net                     11,316                     12,122
                                                                  -------                    -------
        Total assets                                             $161,007                   $165,968
                                                                  =======                    =======

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                               $  1,820                   $  5,143
  Film rental payable                                               1,454                      1,102
  Accrued property costs                                              907                      1,240
  Accrued taxes                                                     1,542                      3,580
  Note payable                                                        500                      1,500
  Note payable to Citadel                                           1,998                         --
  Other accrued expenses and liabilities                            1,383                      1,871
                                                                  -------                    -------
    Total current liabilities                                       9,604                     14,436

  Capitalized lease, less current portion                             513                        516
  Note payable                                                         --                        500
  Other long-term liabilities                                       2,457                      1,972
  Deferred tax liabilities                                          8,208                      8,208
  Minority interests in equity of subsidiaries                     32,711                     33,511
  Redeemable Preferred stock of Reading                             7,000                      7,000

SHAREHOLDERS' EQUITY
  Preferred stock, par value $.25, 1,000,000 shares
    authorized, none issued                                            --                         --
  Class A common preference stock, par value $.01,
    10,000,000 authorized, 1,645,000 outstanding                       16                         16
  Class B common stock, par value $.01, 20,000,000 shares
    authorized, none issued                                            --                         --
  Common Stock, par value $.25, 7,500,000 shares
    authorized, 5,444,065 shares issued                             1,361                      1,361
  Additional paid-in capital                                       30,828                     30,828
  Foreign currency translation adjustment                          (1,269)                       114
  Retained earnings                                                89,332                     87,260
  Cost of treasury shares, 1,704,153                              (19,754)                   (19,754)
                                                                  -------                    -------
  Total shareholders' equity                                      100,514                     99,825
                                                                  -------                    -------
  Total liabilities and shareholders' equity                     $161,007                   $165,968
                                                                  =======                    =======


                See accompanying notes to consolidated financial statements.

                       CRAIG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                 JUNE 30,                             JUNE 30,
                                                        -------------------------            --------------------------
                                                            1997           1996                  1997            1996
                                                        ------------   ----------            -----------     ----------
                                                               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                                        ---------------------------------------------------------------
Revenues:
  Theater admissions                                    $4,807        $ 2,781               $ 9,059            $ 5,557
  Theater concessions                                    1,542          1,043                 2,852              2,064
  Theater advertising and other                            224            174                   433                388
  Real estate                                               63             70                   100                144
  Equity in earnings of Stater                              --             --                    --              1,608
  Dividend income from Stater                            1,816          1,816                 3,612              2,295
  Service income from Stater                               375            375                   750                750
                                                        ------        -------               -------            -------
                                                         8,827          6,259                16,806             12,806
                                                        ------        -------               -------            -------
Expenses:
  Theater costs                                          4,769          3,141                 9,145              6,111
  Theater concession costs                                 328            179                   626                347
  Depreciation and amortization                            355            415                   711                844
  Loss from joint venture                                  120            100                   120                175
  General and administrative
   expenses                                              3,089          1,772                 5,090              3,909
                                                        ------        -------               -------            -------
                                                         8,661          5,607                15,692             11,386
                                                        ------        -------               -------            -------
Earnings before minority interest,
 other income and taxes                                    166            652                 1,114              1,420
Earnings from investment in Citadel                        101          1,472                   166              1,512
Other income                                                 8              9                   238                 24
Interest income                                            615            896                 1,290              1,702
Gain from conversion of common stock
 interest in Stater                                         --          8,325                    --             58,286
                                                        ------        -------               -------            -------
Earnings before taxes and minority
 interest                                                  890         11,354                 2,808             62,944
Minority interest                                          (70)           630                   104                492
                                                        ------        -------               -------            -------
Earnings before taxes                                      960         10,724                 2,704             62,452
Provision for taxes (principally
 deferred)                                                 162          3,450                   406             23,885
                                                        ------        -------               -------            -------
Net earnings                                            $  798        $ 7,274               $ 2,298            $38,567
                                                        ======        =======               =======            =======
Earnings per common and common
 equivalent share                                       $ 0.13        $  1.25               $  0.38            $  6.64
                                                        ======        =======               =======            =======



          See accompanying notes to consolidated financial statements.

                               CRAIG CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                   ----------------------------------
                                                                      1997                     1996
                                                                   ----------                --------
                                                                      (In thousands of dollars)
OPERATING ACTIVITIES
Net earnings (loss)                                                  $ 2,298                $38,567
Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
Gain on conversion of common stock investment in Stater                   --                (58,286)
Depreciation and amortization                                            711                    844
Deferred rent                                                            484                     82
Undistributed earnings of affiliates                                    (166)                (3,041)
Increase (decrease) in deferred taxes                                     --                 23,725
Minority interest                                                        104                    492
Changes in operating assets and liabilities:
(Increase) decrease in receivables                                     1,973                     --
Increase (decrease) in affiliate receivables                          (3,619)                (2,462)
(Increase) decrease in other current assets                             (171)                    26
Increase (decrease) in payables                                       (5,784)                  (565)
Increase (decrease) in film rental                                       352                    484
Increase (decrease) in other liabilities                                  (3)                   156
Other, net                                                              (398)                   196
                                                                      ------                -------
Net cash provided by (used in) operating activities                   (4,219)                   218
INVESTING ACTIVITIES
Purchase of stock of subsidiary--minority interest                      (819)                    --
Purchase of Citadel Stock                                             (1,998)                    --
Angelika acquisition costs                                                --                   (231)
Purchase of property, plant and equipment                             (2,314)                (3,330)
Cash acquired as a result of consolidation of Reading
  ($44,189), net of acquisition costs                                     --                 43,082
Decrease in restricted cash                                            1,596                   (442)
Other investments                                                       (145)                  (410)
                                                                      ------                -------
Net cash provided by (used in) investing activities                   (3,680)                38,669

FINANCING ACTIVITIES
Distributions to minority partner                                       (181)                    --
Decrease in note payable                                              (1,500)                    --
Note payable to Citadel                                                1,998                     --
Payment of dividend to Citadel                                          (227)                    --
Payment of debt financing costs                                           --                   (254)
Treasury stock repurchases                                                --                   (634)
                                                                      ------                -------
Net cash provided by (used in) financing activities                       90                   (888)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES                               (1,039)                   (94)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (8,848)                37,905
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                  52,172                $18,645
                                                                     -------                =======
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $43,324                $56,550
                                                                     =======                =======

                 See accompanying notes to consolidated financial statements.

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
June 30, 1997
(amounts in tables in thousands)

NOTE 1 -- BASIS OF PRESENTATION

     BASIS OF CONSOLIDATION: The consolidated financial statements include the accounts of Craig Corporation ("Craig") and its wholly owned subsidiaries (collectively, the "Company") and its majority owned subsidiaries (collectively, the "Consolidated Company"). Such majority owned subsidiaries include the accounts of Reading Entertainment, Inc. ("REI" and together with its consolidated subsidiaries, "Reading"). Through its subsidiaries, Reading operates motion picture exhibition theaters in Puerto Rico, Australia and New York, New York and is developing multiplex cinemas in Puerto Rico, cinema based entertainment centers and multiplex centers in Australia and multiplex art and specialty cinemas in the United States. Investments in which the Consolidated Company holds a 20 to 50 percent interest are accounted for using the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. Minority interest in equity of subsidiaries reflects the minority stockholders' proportionate share of REI and the Consolidated Company's other joint ventures. During the six months ended June 30, 1997, the Company increased its ownership in REI through the purchase of 78,500 common shares (approximately 1%) for a purchase price of $819,000. Such purchase resulted in a decrease to "Minority interest in equity of subsidiaries" of approximately $819,000. As of June 30, 1997, the Company held approximately 78% of the outstanding voting securities of REI.

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim information and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1996 and for the year then ended. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three months and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     Certain amounts in previously issued financial statements have been reclassified to conform with the current period presentation.

     NET EARNINGS PER COMMON SHARE: Net earnings per common share is calculated by dividing net earnings available to common shareholders by the weighted average shares outstanding during the period and the dilutive effect, if any, of common stock equivalents that are outstanding. The weighted average number of shares outstanding for the three months ended June 30, 1997 and 1996 were 5,384,912 and 5,818,630, respectively and 5,384,912 and 5,808,622 during the six months ended June 30, 1997 and 1996, respectively. Net earnings per share for the three months and six months ended June 30, 1997 was calculated based on net earnings available to common stock shareholders, which includes a reduction for dividends declared on the redeemable preferred stock in REI held by Citadel amounting to $113,750 and $227,500 for the three and six months ended June 30, 1997, respectively.

NOTE 2 -- ACQUISITION AND INVESTMENT ACTIVITIES

     On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of Citadel Common Stock increasing the Consolidated Company holdings in Citadel from 26.1% at December 31, 1996 to

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
June 30, 1997
(amounts in tables in thousands)

approximately 33.4% at June 30, 1997. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note in the amount of $1.998 million, secured by 500,000 shares of REI Common Stock. Interest is payable quarterly in arrears at the prime rate, which amounted to 8.5% at June 30, 1997. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following Citadel's written demand for payment and has been included in the accompanying Balance Sheet as "Note Payable to Citadel."

     The Company accounts for its investment in the Citadel Common Stock by the equity method. Citadel's net earnings for the three months ended June 30, 1997 and 1996 were $413,000 and $5,541,000, respectively, and the Company's share of such earnings adjusted for preferred stock dividends was $101,000 and $1,433,000, respectively. Citadel's net earnings for the six months ended June 30, 1997 and 1996 were $659,000 and $5,784,000, respectively, and the Company's share of such earnings was $166,000 and $1,433,000, respectively. Included in Citadel's net earnings for the 1996 periods is (i) approximately $1,473,000 from the sale of an apartment building and (ii) non-recurring income amounting to $4 million from the 1996 recognition of previously deferred proceeds from the bulk sale of loans and properties by Citadel's previously-owned subsidiary, Fidelity Federal Bank. Such amounts are included, together with dividends earned on the Company's previously owned interest in Citadel Preferred Stock, in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 1997 and 1996, as "Earnings from investment in Citadel." Citadel's assets and liabilities totaled $29,133,000 and $10,750,000, respectively, as of June 30, 1997 inclusive of a $7,000,000 investment in REI.

     Reading acquired an 83.3% interest in the Angelika Film Center LLC ("AFC") in August 1996, which Company owns the Angelika Film Center, located in the Soho area of New York City (the "Angelika"). The AFC acquired the Angelika, in part, by issuing a promissory note to the sellers of such cinema in the amount of $2,000,000. The note is fully collateralized by escrowed funds classified as "Restricted cash". Principal of $1,500,000 was paid in full in April 1997. The $500,000 remaining portion of this Note bears interest at 9% per annum and is due in February 1998.

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

NOTE 3 -- INVESTMENT IN STATER BROS. HOLDINGS, INC. ("SBH")

     Effective March 8, 1996, SBH exercised its right to convert all of the Company's common stock in SBH into 693,650 shares of SBH Preferred Stock. The SBH Preferred Stock has a liquidation preference and redemption value of $69.365 million and a cumulative dividend preference beginning at 10.5%. Upon the conversion by SBH in March 1996 of the Company's common stock interest to preferred stock, the Company discontinued the use of the equity method of accounting for its investment in Stater. Included in the six months ended June 30, 1996 as "Equity in Earnings of Stater" is approximately $1.608 million reflecting the Company's 50% interest in such SBH earnings from January 1, 1996 until the conversion of the Company's common stock interest to preferred stock on March 8, 1996. Included as "Dividend income from Stater" is approximately $1.816 million and $3.612 million for the three and six months ended June 30, 1997 and $1.816 million and $2.295 million for the three

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
June 30, 1997
(amounts in tables in thousands)

and six months ended June 30, 1996 reflecting dividends from the date of issuance of the SBH Preferred Stock on March 8, 1996.

     In July 1997, REI was advised by SBH that Stater intends to exercise its option to acquire the SBH Preferred Stock owned by Reading Australia. In addition, SBH has also notified the Company, pursuant to its contractual rights, that it was terminating the Consulting Agreement between the Company and Stater upon the repurchase of the SBH Preferred Stock. The Consulting Agreement provided for annual payments of $1.5 million, payable quarterly. Included in the Statement of Operations for both the three months ended June 30, 1997 and 1996 and for both the six months ended June 30, 1997 and 1996 is service income from Stater amounting to $375,000 and $750,000, respectively, earned and paid pursuant to the Consulting Agreement prior to its termination. The exercise price to be paid at the closing is $69.365 million plus accumulated dividends. As of June 30, 1997, dividends have accumulated in the amount of approximately $3.9 million, and continue to accumulate at the rate of approximately $20,000 per day through the closing. It is anticipated that closing on the purchase will occur within the next 45 days.

     Prior to the preferred stock conversion, the net carrying value of the Company's 50% common stock interest amounted to approximately $9 million. In Fiscal 1996, the Company recorded approximately $58.978 million (inclusive of the $8.325 million recorded in the 1996 Quarter) of the difference between $67.978 million (98% of the stated value of the SBH Preferred Stock) and the Company's net carrying value of its previous common stock investment ($9 million) at the time of the conversion as "Gain from conversion of common stock interest in Stater. The SBH Preferred Stock is included in the accompanying Consolidated Balance Sheet as "Investment in Stater Preferred Stock" and valued at $67.978 million, 98% of stated value. The Consolidated Company expects to account for the deferred gain of approximately $1.387 million (difference between the stated value and the Company's carrying value) upon the repurchase of the SBH Preferred Stock by SBH in the third quarter.

     The pro forma effect on "Dividend Income from Stater", "Service Income from Stater" and "Net Earnings" resulting from the repurchase of the Stater Preferred Stock and termination of the Consulting Agreement would have been to reduce such net earnings by $2.141 million (or $.40 per share) and $4.353 million (or $.77 per share) for the six months ended June 30, 1997 and the twelve months ended December 31, 1996, respectively, exclusive of the non-recurring $1.387 million gain associated with the writeup to stated value. Accordingly, the pro forma net loss for the six months ended June 30, 1997 and proforma net earnings for the twelve months ended December 31, 1996 would have been a loss of $157,000 ($0.03 per share) and net earnings of $38.294 million ($6.80 per share), respectively. Such pro forma results assume the proceeds received of $69.365 million would have been invested at rates of not less than 5.5%. Had the sale of the Stater Preferred Stock been recorded on the Company's Consolidated Balance Sheet as of June 30, 1997, "Cash and cash equivalents" would have totaled $116.580 million and the Company would have no "Investment in Stater Preferred Stock" or "Receivable from affiliate."

NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                               June 30,             December 31,
                                                                 1997                   1996
                                                           ----------------        ---------------
Land                                                            $6,988                  $7,332
Buildings, leaseholds and improvements                           3,525                   1,718
Capitalized premises lease                                         538                     538
Equipment                                                        6,985                   6,450
Construction-in-progress and property
     development costs                                           2,128                   2,562
                                                               -------                 -------
                                                                20,164                  18,600
Less:  Accumulated depreciation                                 (2,612)                 (2,224)
                                                               -------                 -------
                                                               $17,552                 $16,376
                                                               =======                 =======

     On July 30, 1997, Reading Australia acquired an existing four screen theater located in Bundaberg, Victoria for approximately $1.6 million. The operation of the theater commenced in the third quarter.

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
June 30, 1997
(amounts in tables in thousands)

NOTE 5 -- INCOME TAXES

     Craig and Reading file separate consolidated federal and state income tax returns. One company's net operating loss and capital loss carryforwards, therefore, cannot be used to offset the other company's tax liabilities. Income tax expense for the six months ended June 30, 1997 reflects current estimated tax liabilities amounting to approximately $406,000, including federal and state income tax expense of $184,000 and $222,000 of foreign withholding taxes, which will be paid if certain intercompany loans are repaid. Income tax expense for the three months ended June 30, 1996 amounted to approximately $23,885,000 and was principally comprised of deferred tax liabilities resulting from the gain reported upon the conversion of the Company's SBH Common Stock to SBH Preferred Stock.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

     Leases
     ------

     At June 30, 1997, the Consolidated Company had lease agreements for three theater facilities with a total of 22 screens which were then under construction or for which construction is anticipated to commence in 1997. The aggregate anticipated contribution for construction costs for such facilities was approximately $12.4 million at June 30, 1997. The aggregate minimum annual rental commitment for such leases is approximately $550,000, which rentals commence upon the opening of the theaters.

     Reading has entered into purchase agreements and other lease agreements which are subject to satisfaction of certain contingencies, which contingencies were not satisfied as of August 13, 1997. In conjunction with lease and purchase agreements, the Company escrowed and/or made deposits totaling $2,625,000 at June 30, 1997, which amount has been classified as "Restricted cash" in the Consolidated Company's Condensed Consolidated Balance Sheet.

NOTE 7 -- LONG-TERM DEBT

     In December 1995, Cine Vista entered into a $15 million, eight-year revolving credit agreement (the "Credit Agreement") with a bank. Under terms of the Credit Agreement, Cine Vista may borrow up to $15 million to repay Cine Vista acquisition loans, which loans are payable to a wholly-owned subsidiary of Reading and fund certain new theater development expenditures. At June 30, 1997 and December 31, 1996, no amounts were outstanding under this agreement.

     The provisions of the Credit Agreement require Cine Vista to maintain a minimum level of net worth and other financial ratios, restrict the payment of dividends, and limit additional borrowing and capital expenditures. Cine Vista failed to maintain compliance with certain of the financial covenants contained in the Credit Agreement during 1996 and the six months ended June 30, 1997. Reading is currently working with the lender to revise certain of the Credit Agreement's financial coverage to ensure its continuing availability. The lender has waived compliance with the covenants during 1996 and Reading has requested a waiver for the covenant violations during the three months ended June 30, 1997.

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
June 30, 1997
(amounts in tables in thousands)


NOTE 8 -- PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

     As described in Note 1, the accompanying consolidated financial statements, include the accounts of Craig and its majority owned subsidiaries. The following information reflects only the accounts of Craig and its wholly owned subsidiaries. Craig and Reading are separate public companies and each entity's capital resources and liquidity is legally independent of the other and any intercompany loans or receivables would require approval of each separate company's Board of Directors. As more fully described in Note 3, SBH has elected to terminate the Consulting Agreement upon its redemption, in full, of the SBH Preferred Stock. Accordingly, the future working capital of Craig will be primarily dependent on Reading's ability to pay dividends in accordance with the terms of the Series B Preferred Stock.

CONDENSED BALANCE SHEET:                   JUNE 30, 1997       DECEMBER 31, 1996
                                           -------------       -----------------
Assets:
-------
  Cash                                        $  4,347            $  3,492
  Other current assets                              78                 146
                                               -------             -------
     Total current assets                        4,425               3,638
  Investment in Common Stock of Reading         70,261              69,736
  Investment in Preferred Stock of Reading      55,000              55,000
  Investment in Citadel                          2,028                  --
  Property and equipment, net                      865                 943
  Other assets                                     246                 252
  Excess of cost over net assets acquired        1,175               1,196
                                               -------             -------
     Total assets                             $134,000            $130,765
                                               =======             =======
Liabilities and stockholders equity:
------------------------------------
  Accounts payable and accrued expenses       $    849            $    803
  Note Payable to Citadel                        1,998                  --
  Deferred tax liabilities                      30,250              30,250
  Stockholders' equity                         100,903              99,712
                                               -------             -------
  Total liabilities and stockholders' equity  $134,000            $130,765
                                               =======             =======

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
June 30, 1997
(amounts in tables in thousands)

                                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                           -------------------------------      -------------------------------
CONDENSED STATEMENT OF OPERATIONS:         JUNE 30, 1997     JUNE 30, 1996      JUNE 30, 1997     JUNE 30, 1996
                                           -------------     -------------      -------------     -------------
Revenues:
---------
 Equity in earnings of Stater                 $   --            $    --             $   --            $ 1,608
 Equity in earnings of Reading                   (13)               691                588                554
 Equity in earnings of Citadel                    30                 --                 30                 --
 Dividend income from Reading                    894                 --              1,788                 --
 Dividend income from affiliates                  --              1,854                 --              2,373
 Service income from Stater                      375                375                750                750
 Interest income                                  42                122                 76                329
                                              ------            -------             ------            -------
                                               1,328              3,042              3,232              5,614
                                              ------            -------             ------            -------
Expenses:
---------
 General and administrative                      433                453                818                910
 Depreciation expense                             50                 34                100                 63
 Interest expense                                 38                 --                 38                 --
 Equity loss from Australian
  theatre developments                            --                 56                 --                310
 Loss from joint venture                         120                100                120                175
                                              ------            -------             ------            -------
                                                 641                643              1,076              1,458
                                              ------            -------             ------            -------
 Earnings before other income and
  income taxes                                   687              2,399              2,156              4,156
 Gain from conversion of common
  stock interest in Stater                        --              8,325                 --             58,286
                                              ------            -------             ------            -------
 Earnings before income taxes                    687             10,724              2,156             62,442
 Income taxes                                     --              3,450                 85             23,875
                                              ------            -------             ------            -------
Net earnings                                  $  687            $ 7,274             $2,071            $38,567
                                              ======            =======             ======            =======

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
June 30, 1997
(amounts in tables in thousands)

                                                                    SIX MONTHS ENDED
                                                            --------------------------------
                                                              JUNE 30,            JUNE 30,
CONDENSED STATEMENT OF CASH FLOWS:                              1997                1996
                                                            ------------       -------------
Operating Activities:
---------------------
  Net earnings                                                $ 2,071             $ 38,567
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
  Gain on conversion of Stater common stock                        --              (58,286)
  Undistributed earnings of equity affiliates                    (618)              (2,162)
  Increase in deferred taxes                                       --               23,725
  Other                                                           221               (1,714)
                                                               ------              -------
  Net cash provided by (used in) operating activities           1,674                  130

Investing Activities:
---------------------
  Acquisition of Reading Stock                                   (819)              (1,107)
  Investment in Reading Australia                                  --              (12,888)
  Acquisition of Citadel Stock                                 (1,998)                  --
  Other investments                                                --                 (410)
  Purchase of equipment                                            --                 (115)
                                                               ------              -------
  Net cash provided by (used in) investing activities          (2,817)             (14,520)

Financing Activities:
---------------------
  Note payable to Citadel for Stock                             1,998                   --
  Payment of affiliate advances                                    --               (1,040)
  Treasury stock repurchases                                       --                 (634)
                                                               ------              -------
  Net cash (used in) financing activities                       1,998               (1,674)
Increase (Decrease) in cash and cash equivalents                  855              (16,064)
Cash and cash equivalents at beginning of period                3,492               18,549
                                                               ------              -------
Cash and cash equivalents at end of period                    $ 4,347             $  2,485
                                                               ======              =======

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Craig Corporation (Craig and collectively with its wholly owned subsidiary, the "Company") is in the business of identifying, acquiring, owning and strategically managing controlling interests in other operating companies. At June 30, 1997, the Company owned common stock of Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries, "Reading") and REI Series B Preferred Stock representing approximately 78% of the voting power of that company, and 666,000 shares of Citadel Holding Corporation ("CHC" and collectively with its wholly owned subsidiaries, "Citadel") Common Stock as well as a 50% membership interest in a developmental chain restaurant operation, Hope Street Hospitality ("HSH"). As used herein, the term the "Consolidated Company" is used to describe, for accounting purposes, the Company reporting on a consolidated basis its ownership interest in REI.

     REI has elected to focus its theater development and related real estate development activities in three principal areas: (i) the management and development of multiplex cinemas and entertainment centers featuring multiplex cinemas in Australia; (ii) the domestic management and development and acquisition of specialty multiplex motion pictures theaters which feature foreign and limited release art films similar to the Angelika Film Center in New York; and (iii) the management and development of multiplex cinemas in Puerto Rico.

RESULTS OF OPERATIONS

     The following is a comparison of the results of operations for the three months ended June 30, 1997 ("1997 Quarter") with the three months ended June 30, 1996 ("1996 Quarter") and a comparison of the results of operations for the six months ended June 30, 1997 ("1997 Six Months") with the six months ended June 30, 1996 ("1996 Six Months").

     Due to the nature of the Consolidated Company's development and acquisition activities and the timing associated with the results of such activities coupled with the change in the Consolidated Company's ownership interest in Stater Bros. Holdings, Inc. ("SBH"), described below, the Consolidated Company's financial position, results of operations and cash flows have varied significantly and management believes that such past results are not necessarily indicative of future operating results.

     The Consolidated Company's net earnings for the 1997 Quarter approximated $.798 million or $.13 per share and earnings before income taxes approximated $.960 million as compared to 1996 Quarter net earnings of approximately $7.274 million or $1.25 per share and earnings before income taxes of approximately $10.724 million. The 1996 Quarter net earnings included a gain on the conversion of the Company's common stock interest in Stater to preferred stock amounting to approximately $8.325 million and a provision for income taxes amounting to approximately $3.450 million.

     The Consolidated Company's net earnings for the 1997 Six Months approximated $2.298 million or $.38 per share and earnings before income taxes approximated $2.704 million as compared to the 1996 Six Months net earnings of approximately $38.567 million or $6.64 per share and earnings before income taxes of approximately $62.452 million. The 1996 Six Months net earnings include a gain on the conversion of the Company's common stock interest in Stater to preferred stock amounting to approximately $58.286 million and a provision for income taxes amounting to approximately $23.885 million.

Earnings from investment in Stater
----------------------------------

     Effective March 8, 1996, SBH exercised its right to convert all of the Company's common stock in SBH into 693,650 shares of SBH Preferred Stock. The SBH Preferred Stock had a liquidation preference and redemption value of $69.365 million and a cumulative dividend preference beginning at 10.5%. Upon the conversion by SBH in March 1996 of the Company's common stock interest to preferred stock, the Company discontinued the use of the equity method of accounting for its investment in Stater. Included in the 1996 Quarter is approximately $1.608 million reflecting the Company's 50% interest in such SBH earnings from January 1, 1996 until the conversion of the Company's common stock interest to preferred stock on March 8, 1996. Included as "Dividend income from Stater" is approximately $1.816 million and $3.612 million earned in the 1997 Quarter and 1997 Six Months, respectively, as compared to $1.816 million and $2.295 million in the 1996 Quarter and the 1996 Six Months, respectively, reflecting dividends from the date of issuance of the SBH Preferred Stock on March 8, 1996.

     In July 1997, REI was advised by SBH that Stater intends to exercise its option to acquire the SBH Preferred Stock owned by Reading Australia. In addition, SBH has also notified the Company, pursuant to its contractual rights, that it was terminating the Consulting Agreement between the Company and Stater upon the repurchase of the SBH Preferred Stock. The Consulting Agreement provided for annual payments of $1.5 million, payable quarterly. Included in the Statement of Operations for both the three months ended June 30, 1997 and 1996 and for both the six months ended June 30, 1997 and 1996 is service income from Stater amounting to $375,000 and $750,000, respectively, earned and paid pursuant to the Consulting Agreement prior to its termination. The exercise price to be paid at the closing is $69.365 million plus accumulated dividends. As of June 30, 1997, dividends have accumulated in the amount of approximately $3.9 million, and continue to accumulate at the rate of approximately $20,000 per day through the closing. It is anticipated that closing on the purchase will occur within the next 45 days.

     Prior to the preferred stock conversion on March 8, 1996, the net carrying value of the Company's 50% common stock interest amounted to approximately $9 million. In Fiscal 1996, the Company recorded approximately $58.978 million (inclusive of $8.325 million in the 1996 Quarter) of the difference between $67.978 million (98% of the stated value of the SBH Preferred Stock) and the Company's net carrying value of its previous common stock investment ($9 million) at the time of the conversation as "Gain from conversion of common stock interest in Stater." The SBH Preferred Stock is included in the accompanying Consolidated Balance Sheet as "Investment in Stater Preferred Stock" and is valued at $67.978 million, 98% of stated value. The Consolidated Company expects to account for the deferred gain of approximately $1.387 million (difference between the stated value and the Company's carrying value) upon the repurchase by Stater of the SBH Preferred Stock in the quarter ended September 30, 1997.

Theater Revenue
---------------

     Theater Revenue is comprised of Admissions, Concessions and Advertising and other revenues and totaled the amounts set forth below in each of the three and six months ended June 30, 1997 and 1996:

                                                            June 30,
                                           ----------------------------------------------
                                               1997                              1996
                                            -----------                       -----------
     Three Months Ended                     $ 6,573,000                        $3,998,000
     Six Months Ended                       $12,344,000                        $8,009,000

     Cine Vista's Theater Revenues decreased approximately 10% between the current and prior year six months primarily as a result of the opening by a competitor of three new multiplex theaters in the San Juan metropolitan market. Cine Vista's theater revenues increased approximately 3% in the current three month period due to the opening of a new 6-plex in March 1997. In May 1997, Cine Vista closed four of six screens at another location to initiate construction of a new 8-plex at the location, which construction is anticipated to be completed in mid-1998. Accordingly, Cine Vista will have a net increase of two screens for the remainder of 1997 and anticipates the addition of six more screens in mid-1998. However, the increased competition in the San Juan metropolitan market is expected to decrease theater revenues in subsequent quarters in 1997, relative to 1996 levels, if overall box office revenues on the island remain equal to the prior year.

     Theater Revenue for the three months and six months ended June 30, 1997 includes revenues of $1,644,000 and $3,569,000, respectively, from the Angelika which was acquired on August 28, 1996. Revenues from admissions at the Angelika decreased approximately 10% in the 1997 Quarter and increased approximately 6% in the 1997 Six Months from the admission revenues recorded by the Angelika in the same quarter and same six months of the prior year, respectively, (such revenues which were recorded prior to the Company's acquisition of the Angelika are therefore not included the Consolidated Company's condensed consolidated financial results).

     The Consolidated Company opened its first theater in Australia, a six-plex located in Townsville, Queensland, at the end of December 1996. Revenues from the new theater totaled $800,000 and $1,602,000 for the three months and six months ended June 30, 1997, respectively. In addition, in July 1997, Reading Australia purchased an operating four screen theater in Bundaberg, Australia for approximately $1.6 million. The operating results of this theater will be included in the Consolidated Statement of Operations from the settlement date forward. In addition, a six plex currently under construction by Reading Australia is expected to commence operations in late 1997.

     In the first quarter of 1997, the Consolidated Company entered into a lease for the first new theater based upon the Angelika concept to be located in Houston, Texas and anticipates opening this eight-screen facility in late 1997.

Real Estate
-----------

     Real Estate revenues include rental income and the net proceeds of sales of Reading's real estate. Real estate revenues in the current year quarter and six months remained consistent with the prior year quarter and six months. Reading has 28 parcels and rights-of-way remaining, many of which are of limited marketability. Future real estate revenues may increase as larger properties are sold. However, management believes that most of the properties held for sale will be liquidated within the next three years.

Service Income from Stater
--------------------------

     Effective March 8, 1994, the Company entered into a consulting agreement with Stater pursuant to which the Company has agreed, among other things, to render consulting services for a five year period, for an annual fee of $1.5 million payable quarterly. Included in service income for the 1997 and 1996 Quarter and the 1997 and 1996 Six Months is $.375 million and $.750 million, respectively, earned and paid pursuant to this agreement. In July 1997, Stater notified the Company of its intention to terminate the consulting agreement upon its repurchase of the SBH Preferred Stock, and accordingly, service income from Stater subsequent to the closing of that repurchase will no longer be reported.

Expenses
--------

     "Theater costs," "Theater concession costs" and "Depreciation and amortization" reflect the direct theater costs of Cine Vista, the Angelika and Reading Australia's theater operations. Theater and theater concession costs increased $3,313,000 from $6,458,000 in the 1996 Six Months to $9,771,000 in the 1997 Six Months due primarily to the inclusion of $2,295,000 of theater costs and theater concession costs associated with the Angelika's operations subsequent to the August 1996 acquisition and $1,399,000 in costs associated with the new six-plex theater which opened in Australia in December 1996 (which costs include approximately $100,000 of start-up costs associated with the initialization of activities at the theater). An increase of $1,777,000 in such theater costs and theater concession costs from the prior year quarter to the current year quarter resulted from the inclusion of $1,012,000 and $670,000 from the Angelika and Townsville operations, respectively. During the fourth quarter of 1996, the minimum wage for Puerto Rico was increased by approximately 15%. Since most of Cine Vista's theater employees are paid minimum wage, the increase will have a negative effect on its operating results in future periods.

     "General and administrative" expenses for the three and six months ended June 30, 1997 and 1996 listed below include the following components:

                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                JUNE 30,                  JUNE 30,
                             1997     1996             1997      1996
                             ----     ----             ----      ----
     CineVista             $  161   $  282            $  385   $  576
     Angelika                 125      ---               251      ---
     Australia              1,192      402             1,484      912
     Craig                    433      453               818      910
     Reading, general       1,178      635             2,152    1,511
                           ------   ------            ------   ------
       Total               $3,089   $1,772            $5,090   $3,909
                           ======   ======            ======   ======

     The decrease in Cine Vista's "General and administrative" expenses from the 1996 periods is largely due to the inclusion of $100,000 of salary expenses in 1996, which has been included in "Reading, general - General and administrative" in 1997 and a decrease in certain professional fees. "Reading, general - General and administrative" expenses category increased from the prior year periods due to an increase in professional fees and other expenses associated with theater acquisition and development activities and an increase in salaries and bonus expense resulting, in part, from the inclusion of certain salary expense (which was included in Cine Vista's "General and administrative" expenses in the prior year.)

     General and administrative expenses in the 1997 and 1996 Six Months include general, administrative and development expenses incurred with respect to the foreign operations of Reading Australia amounting to approximately $1,484,000 and $912,000, respectively, and amounted to $1,192,000 in the 1997 Quarter as compared to $402,000 in the 1996 Quarter. Reading Australia is actively seeking properties to develop state-of-the-art multiplex cinemas facilities and entertainment centers in Australia and has acquired a property and has made deposits and entered into agreements for several other real property purchases or leases. The 1997 Quarter and Six Months expenses include $555,000 of previously capitalized property development costs which were expensed due to management's determination in the second quarter that development of the related theater locations would not be pursued to completion. Reading Australia anticipates continuing development expense during the next several years until theaters and entertainment centers are developed and operations increased. No assurances can be given that Reading Australia will successfully develop such cinemas and entertainment centers, nor that if developed, such operations will be successful.

     In 1996, Craig entered into a 50/50 corporate joint venture in the form of a newly formed limited liability company, Hope Street Hospitality LLC ("HSH"). HSH was established to develop the concept for a chain retail store/restaurant specializing in woodfire baked goods. Craig has contributed approximately $900,000 to this development project. Included in the Statement of Operations as "Loss from joint venture" for the three months and six months ended June 30, 1997 is approximately $120,000 and $120,000 as compared to $100,000 and $175,000 for the respective 1996 Quarter and 1996 Six Months. The store has had continuing losses, and, accordingly, the Company has expensed its cumulative contributions to date reflecting both the development expenses and operating losses of this venture.

Earnings from investment in Citadel
-----------------------------------

     At December 31, 1996, the Consolidated Company's holdings in Citadel included a 26.1% common stock interest. On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of Citadel Common Stock increasing the Consolidated Company's holdings in Citadel to approximately 33.4%. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note in the amount of $1.998 million, secured by 500,000 shares of REI Common Stock. Interest is payable quarterly in arrears at the prime rate. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following Citadel's written demand for payment and, accordingly, the note is included in current liabilities in the Balance Sheet as of June 30, 1997.


     "Earnings from investment in Citadel" includes the Company's ownership share of Citadel's net earnings and decreased $1,267,000 from $1,433,000 in the six months ended June 30, 1996 to $166,000 in the six months ended June 30, 1997 and decreased $1,332,000 from $1,433,000 in the three months ended June 30, 1996 to $101,000 in the three months ended June 30, 1997. Citadel's net earnings for the three and six months ended June 30, 1996 amounted to $5,541,000 and $5,784,000, respectively, and included a nonrecurring gain on sale of real estate of $1,473,000 and nonrecurring income of $4,000,000 from the recognition for financial statement purposes of previously deferred proceeds from the bulk sale of loans by a previously owned subsidiary of Citadel. The 1997 Quarter and Six Months included approximately $114,000 and $228,000, respectively, from dividends earned related to Citadel's $7 million investment in Reading.

Other Income
------------

     "Other income" totaled $238,000 and $24,000 in the 1997 and 1996 Six Months, respectively, and is comprised in the 1997 Six Months primarily of amounts received from a third party as reimbursement of certain acquisition related expenditures which were expensed in prior periods. "Other income" remained consistent between the 1997 and 1996 Quarter.

Minority Interest
-----------------

     "Minority interest" amounted to approximately $104,000 for the 1997 Six Months and includes Sutton Hill Associates' minority share of the AFC income amounting to $111,000 and $7,000 which reflects the minority share of the Townsville operating losses (See Note 2). The "minority interest" of $492,000 for the 1996 Six Months reflects the minority interests shares of Reading's net earnings for the period. During the 1997 Six Months, the Company purchased an additional 78,500 shares (approximately 1% of the outstanding shares) of REI Common Stock, which purchase price of approximately $819,000 resulted in a decrease to "Minority interest in equity of subsidiaries" included on the Consolidated Balance Sheet.

Income Tax Provision
--------------------

     Income tax expense in the 1997 Quarter was $162,000 as compared to $3,450,000 in the 1996 Quarter and amounted to $406,000 in the 1997 Six Months as compared to $23,885,000 in the 1996 Six Months. The 1997 Six Months includes a current tax provision for foreign withholding taxes of $222,000 which will be paid if certain intercompany loans are repaid and estimated federal and state taxes of $184,000. Income tax expense in the 1996 Quarter and 1996 Six Months principally related to deferred tax liabilities associated with the gain recognized in the conversion of the Company's SBH Common Stock to SBH Preferred Stock. As a result of the Stock Transactions in October 1996, the SBH Preferred Stock was transferred to Reading and a portion of Reading's reserve against the tax asset valuation allowance related to its deferred federal tax assets was reversed. The Company accounted for its Fiscal 1996 Reading Stock purchases and the Stock Transactions as a purchase. The fair value of the assets and liabilities received were considered after reversal by Reading of the previously reserved tax assets.

Accordingly, the Company reduced its deferred tax liabilities in Fiscal 1996 in the amount of approximately $22 million with a corresponding decrease to the allocated fair value of Reading assets purchased.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Consolidated Company had cash and cash equivalents totaling approximately $43.324 million which includes approximately $38.977 million held by Reading. At June 30, 1997, Craig had cash and cash equivalents of approximately $4.347 million. REI is majority owned by the Company and, accordingly, is included in the consolidated financial statements of the Company. However, Craig and REI are separate public companies and each entity's capital resources and liquidity is legally independent of the other and any intercompany loans or receivables would require approval of each separate company's Board of Directors. As a result of the termination by Stater of the Consulting Agreement between the Company and Stater described above, the future liquidity of Craig will be principally dependent on Reading's ability to pay dividends in accordance with the terms of the Reading Preferred Stock issued in the October 1996 Stock Transactions, amounting to approximately $3.575 million annually.

     To provide Reading Australia with funding needed to pursue its theater development plans without requiring REI to guarantee the indebtedness of Reading Australia and to demonstrate commitment to the Australian market, REI contributed its SBH Preferred Stock to Reading Australia. In July 1997, Reading was advised that Stater was exercising its right to repurchase the SBH Preferred Stock from Reading Australia at its stated value of $69,365,000 plus accrued dividends. As of June 30, 1997, accumulated dividends totaled $3.9 million.

     The redemption of the Stater Preferred Stock will increase the Consolidated Company's cash and cash equivalents to more than $100 million. It is anticipated that the proceeds from the redemption will be deployed into the motion picture exhibition and entertainment center development business over the next 24 months.

     If the Consolidated Company is successful in its efforts to develop all of the projects which it is presently considering in Australia, Puerto Rico and the domestic market, its capital requirements over the next three years will exceed its existing cash balances, the proceeds received upon the redemption of the SBH Preferred Stock and existing borrowing arrangements. However, the Consolidated Company believes that additional funding could be realized through, among other things, bank borrowings, sale-leaseback transactions and the issuance/sale of additional equity either of REI, Reading Australia or at the project level. The Consolidated Company does not currently have property purchase or development commitments which exceed its liquid fund.

     During the 1997 Six Months, the U.S. dollar strengthened materially relative to the Australian dollar. Accordingly, the value of Reading Australia's "Cash and cash equivalents" which funds are denominated in Australian dollars, decreased approximately $1,039,000 when converted to U.S. dollars in the Company's consolidated financial statements. As of June 30, 1997, Reading Australia had Australian dollar unrestricted and restricted cash balances amounting to approximately $(U.S.)12.236 million. Such devaluation did not affect the Company's development plans or its ability to execute such plans since Reading Australia's anticipated development expenditures are in excess of Australian dollar denominated liquid assets held by Reading Australia. Therefore, Reading Australia has not sustained any loss in purchasing power.

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

     The following summarizes the major sources and uses of cash funds in each of 1997 and 1996 Six Months, respectively:

1997:
-----

     "Unrestricted cash and cash equivalents" decreased $8,848,000 from $52,172,000 at December 31, 1996 to $43,324,000 at June 30, 1997. Working
capital increased $64,682,000 from $45,787,000 at December 31, 1996 to $110,469,000 at June 30, 1997 largely as a result of the reclassification of the $67,978,000 Stater Preferred Stock investment from non-current assets to current assets at June 30, 1997. Net cash used in operating activities amounted to $219,000 in the 1997 Quarter.

     Net cash used in investing activities amounted to approximately $3,680,000 in the 1997 Six Months including $2,314,000 in the purchase of property and equipment, $1,998,000 to purchase Citadel Common Stock and $819,000 used to purchase an additional 78,500 shares (approximately 1% of the outstanding stock) of REI.

     Net cash used in financing activities amounted to $90,000 in the 1997 Quarter and was comprised of a distribution to the AFC minority shareholder, a $1,500,000 note payable payment, offset by a $1,998,000 borrowing from Citadel to purchase Citadel Common Stock.

1996:
-----

     "Unrestricted cash and cash equivalents" increased $37,905,000 from $18,645,000 at December 31, 1995 to $56,550,000 at June 30, 1996 due primarily to the effect of accounting for the purchase of REI in Fiscal 1996 on a consolidated basis. During Fiscal 1996, the Company increased its ownership of Reading to greater than 50% which resulted in the Company including the assets and liabilities of Reading on a consolidated basis in the financial statements, which had the effect of increasing cash and cash equivalents after acquisition costs by approximately $43,082,000 as of January 1, 1996. The increase resulting from the consolidation of Reading in the 1996 Quarter was offset by the purchase of property, plant and equipment amounting to $3,330,000, and other investments of $410,000.

     Net cash used in financing activities amounted to $888,000 in the 1996 Quarter as a result of Craig's repurchasing 64,100 shares of its common stock for approximately $634,000 and payment of Reading debt financing costs of $254,000.

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

     The results contemplated by the Company's forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, delays in obtaining leases and permits for new multiplex locations, construction risks and delays, the lack of strong film product, the impact of competition, market and other risks associated with the Company's investment activities and other factors described herein. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

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

                                 PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

       On April 24, 1997, a shareholder owning 50 shares of Reading Entertainment, Inc. ("REI") common stock commenced a purported derivative action (the "Action") on behalf of REI and its wholly owned subsidiary, Reading Company entitled Walter Alphin v. James J. Cotter, et. al. in the Philadelphia County
         ----------------------------------------
Court of Common Pleas. The complaint in the Action named Craig Corporation ("Craig"), former directors of Reading Company, Gerard P. Laheney and Ralph B. Perry III and all of the current directors of REI as defendants. The Action alleges that the defendants breached their fiduciary duty to Reading Company by failing to utilize certain tax assets of Reading Company over the years and that such failure resulted in the defendants causing Reading Company to use certain of the tax assets for the ultimate benefit of Craig. No monetary claims have been asserted against Craig, REI or Reading Company in the Action and the plaintiff seeks unspecified monetary damages from the defendants. Management is reviewing the Action and believes that the suit has no merit and that it will not have a material adverse effect upon the companies. Reading has directors and officers liability insurance and believes that the claims set forth in the Action are covered by such insurance, if Reading is ultimately deemed to have any monetary responsibility through its indemnification of REI's and/or Reading Company's directors.

     On June 17, 1997, the United States Court of Appeals for the Third Circuit (the "Appeals Court"), upheld the 1995 decision of a federal district judge in the matter of Reading Company, Debtor v. United States of America and
           ----------------------------------------------------------
Consolidated Rail Corporation.  The lower court had ruled that Reading Company's
-----------------------------
("Reading") bankruptcy reorganization had discharged Reading from liability asserts against Reading as a potentially responsible party for the Douglassville Disposal Site (located in Berks County, Pennsylvania) on December 31, 1980. The plaintiffs submitted a request for a rehearing of the matter to the Appeals Court, which request was denied on August 2, 1997.

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

                          CRAIG CORPORATION REGISTRANT


Date:    August 14, 1997                   By: /s/ S. Craig Tompkins
     -------------------------                 -----------------------
                                               S. Craig Tompkins
                                               President

Date:    August 14, 1997                   By: /s/ Robin W. Skophammer
     -------------------------                ------------------------
                                              Robin W. Skophammer
                                              Chief Financial Officer