Form 10-Q
period 1997-09-30
CRAIG CORP
filed 1997-11-14
CIK 110985

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                       __________________________________

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________________ to ___________________

                         Commission file number 1-6123

                               CRAIG CORPORATION
            (Exact name of Registrant as specified in its charter)

                    DELAWARE                                             95-1620188
(State or other jurisdiction of incorporation or             (IRS Employer Identification No.)
 organization)

550 South Hope Street                                                       90071
Suite 1825     Los Angeles  CA                                           (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:      (213) 239-0555

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    [x]                            No  ___

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 3,762,912 shares of Common Stock, $0.25 par value per share, and 1,622,000 shares of Class A Common Preference Stock, $0.01 par value per share, as of November 13, 1997.

                       CRAIG CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----

PART 1.  Financial Information
------

Item 1.         Financial Statements

                Consolidated Balance Sheets as of September 30, 1997 (Unaudited)
                   and December 31, 1996..................................................    3

                Consolidated Statements of Operations for the Three Months and Nine Months
                   Ended September 30, 1997 and 1996 (Unaudited)..........................    4

                Consolidated Statements of Cash Flows for the Nine Months
                   Ended September 30, 1997 and 1996 (Unaudited)..........................    5

                Notes to Consolidated Financial Statements................................    6

Item 2.         Management's Discussion and Analysis of the Consolidated
                   Statements of Operations...............................................   13


PART 2.         Other Information
------

Item 1.         Legal Proceedings.........................................................   21
Item 2.         Changes in Securities.....................................................   21
Item 3.         Defaults Upon Senior Securities...........................................   21
Item 4.         Submission of Matters to a Vote of Security Holders.......................   21
Item 5.         Other Information.........................................................   21
Item 6.         Exhibits and Reports on Form 8-K..........................................   22

Signatures      ..........................................................................   23

                       CRAIG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                       SEPTEMBER 30,                  DECEMBER 31,
                                                                           1997                           1996
                                                                -----------------------        ----------------------
ASSETS                                                                          (In thousands of dollars)
----------------------------------------------------------      -----------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents                                                   $113,826                      $ 52,172
   Receivables                                                                    1,129                         3,117
   Restricted cash                                                                2,164                         3,683
   Receivables from affiliates                                                       --                           244
   Prepayments and other current assets                                             939                         1,007
                                                                               --------                      --------
        Total current assets                                                    118,058                        60,223
   Investment in Stater Preferred Stock                                              --                        67,978
   Equity investment in Citadel                                                   6,867                         4,625
   Net investment in leased equipment                                             2,125                         2,125
   Property and equipment, net                                                   21,128                        16,376
   Other assets                                                                   3,027                         2,519
   Excess of cost over net assets acquired, net                                  11,169                        12,122
                                                                               --------                      --------
        Total assets                                                           $162,374                      $165,968
                                                                               ========                      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                            $  2,287                      $  5,143
   Film rental payable                                                              974                         1,102
   Accrued property costs                                                           982                         1,240
   Accrued taxes                                                                    645                         3,580
   Note payable                                                                     500                         1,500
   Note payable to Citadel                                                        1,998                            --
   Other accrued expenses and liabilities                                         1,385                         1,871
                                                                               --------                      --------
         Total current liabilities                                                8,771                        14,436
   Capitalized lease, less current portion                                          512                           516
   Note payable                                                                      --                           500
   Other long-term liabilities                                                    3,658                         1,972
   Deferred tax liabilities                                                       8,208                         8,208
   Minority interests' equity of subsidiaries                                    32,920                        33,511
   Redeemable Preferred stock of Reading                                          7,000                         7,000
SHAREHOLDERS' EQUITY
   Preferred stock, par value $.25, 1,000,000 shares
       authorized, none issued                                                       --                            --

Class A common preference stock, par value $.01,
   10,000,000 authorized, 1,645,000 outstanding                                      16                            16

Class B common stock, par value $.01, 20,000,000 shares
   authorized, none issued                                                           --                            --

Common Stock, par value $.25, 7,500,000 shares
   authorized, 5,444,065 shares issued                                            1,361                         1,361

   Additional paid-in capital                                                    30,828                        30,828
   Foreign currency translation adjustment                                       (2,013)                          114
   Retained earnings                                                             90,867                        87,260
   Cost of treasury shares, 1,704,153 shares                                    (19,754)                      (19,754)
                                                                               --------                      --------
           Total shareholders' equity                                           101,305                        99,825
                                                                               --------                      --------
           Total liabilities and shareholders' equity                          $162,374                      $165,968
                                                                               ========                      ========

See accompanying notes to consolidated financial statements.

                       CRAIG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                     SEPTEMBER 30,                             SEPTEMBER 30,
                                       ---------------------------------------     -----------------------------------
                                               1997                  1996                 1997                1996
                                       ----------------      -----------------     ----------------     --------------
                                                      (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                       -------------------------------------------------------------------------------
Revenues:
     Theater admissions                          $5,644                 $3,562              $14,703            $ 9,119
     Theater concessions                          1,688                  1,226                4,540              3,290
     Theater advertising and other                  261                    206                  694                594
     Real estate                                     40                     68                  140                212
     Equity in earnings of Stater                    --                     --                   --              1,608
     Dividend income from Stater                    698                  1,836                4,310              4,131
     Service income from Stater                     222                    375                  972              1,125
                                                 ------                 ------              -------            -------
                                                  8,553                  7,273               25,359             20,079
                                                 ------                 ------              -------            -------
Expenses:
     Theater costs                                5,420                  3,548               14,565              9,659
     Theater concession costs                       342                    241                  968                588
     Depreciation and amortization                  399                    475                1,110              1,319
     Loss from joint venture                         26                    375                  146                550
     General and administrative
         expenses                                 2,858                  1,740                7,948              5,583
                                                 ------                 ------              -------            -------
                                                  9,045                  6,379               24,737             17,699
                                                 ------                 ------              -------            -------
Earnings before minority interest,
     other income and taxes                        (492)                   894                  622              2,380

Earnings from investment in Citadel                  98                     81                  264              1,593
Other income                                         (2)                 1,133                  236              1,091
Interest income                                     723                    670                2,013              2,372
Gain from conversion/repurchase of
     investment in Stater                         2,002                     --                2,002             58,286
                                                 ------                 ------              -------            -------

Earnings before taxes and minority
     interest                                     2,329                  2,778                5,137             65,722

Minority interest                                   302                    678                  406              1,170
                                                 ------                 ------              -------            -------
Earnings before taxes                             2,027                  2,100                4,731             64,552
Provision for taxes (principally
     deferred)
                                                    378                    248                  784             24,133
                                                 ------                 ------              -------            -------
Net earnings                                     $1,649                 $1,852              $ 3,947            $40,419
                                                 ======                 ======              =======            =======

Earnings per common and common
 equivalent share                                 $0.29                  $0.33                $0.67              $7.07
                                                 ======                 ======              =======            =======


          See accompanying notes to consolidated financial statements.

                                                CRAIG CORPORATION
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                     --------------------------------------------
                                                                               1997                     1996
                                                                     --------------------       -----------------
                                                                                (In thousands of dollars)
OPERATING ACTIVITIES
Net earnings (loss)                                                              $  3,947                $ 40,419
Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
Gain from investment in Stater                                                     (2,002)                (58,286)
Depreciation and amortization                                                       1,110                   1,348
Deferred rent expense                                                                 305                     130
Undistributed earnings of affiliates                                                 (264)                 (3,083)
Increase (decrease) in deferred taxes                                                  --                  24,745
Minority interest                                                                     406                   1,175
Changes in operating assets and liabilities:
(Increase) decrease in receivables                                                  1,988                      --
(Increase) decrease in affiliate receivables                                          244                      --
(Increase) decrease in other current assets                                            68                     277
Increase (decrease) in payables                                                    (5,187)                   (284)
Increase (decrease) in film rental                                                   (128)                     62
Increase (decrease) in other liabilities                                              795                    (154)
Other, net                                                                           (677)                    843
                                                                                 --------                --------
Net cash provided by (used in) operating activities                                   605                   7,192

INVESTING ACTIVITIES
Proceeds from redemption of Stater Preferred Stock/covenant                        69,980                      --
Purchase of stock of Reading--minority interest                                      (819)                     --
Purchase of Citadel Stock                                                          (1,998)                     --
Purchase of Angelika                                                                   --                 (12,394)
Proceeds from Angelika judgment                                                        --                   1,293
Payment of property development costs                                                  --                  (1,116)
Purchase of available-for-sale securities                                              --                  (3,887)
Purchase of property, equipment, and development costs                             (6,445)                 (5,776)
Cash acquired as a result of consolidation of Reading                                  --                  43,082
   ($44,189), net of acquisition costs
Decrease (increase) in restricted cash                                              2,018                  (1,462)
Other investments                                                                    (171)                   (600)
                                                                                 --------                --------
Net cash provided by (used in) investing activities                                62,565                  19,140

FINANCING ACTIVITIES
Distributions to minority partner                                                    (271)                     --
Decrease in note payable                                                           (1,500)                     --
Note payable to Citadel                                                             1,998                      --
Payment of dividend to Citadel                                                       (341)                     --
Proceeds from minority partner for purchase of Angelika                                --                   2,069
Payment of debt financing costs                                                        --                    (254)
Treasury stock repurchases                                                             --                  (7,584)
                                                                                 --------                --------
Net cash provided by (used in) financing activities                                  (114)                 (5,769)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES                                            (1,402)                     80

INCREASE IN CASH AND CASH EQUIVALENTS                                              61,654                  20,643
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                               52,172                  18,645
                                                                                 --------                ========

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $113,826                $ 39,288
                                                                                 ========                ========

See accompanying notes to consolidated financial statements.

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
September 30, 1997
(amounts in tables in thousands)



NOTE 1  --  BASIS OF PRESENTATION

     BASIS OF CONSOLIDATION: The consolidated financial statements include the accounts of Craig Corporation ("Craig") and its wholly owned subsidiaries (collectively, the "Company") and its majority owned subsidiaries (collectively, the "Consolidated Company"). Such majority owned subsidiaries include the accounts of Reading Entertainment, Inc. ("REI" and together with its consolidated subsidiaries, "Reading"). Through its subsidiaries, Reading operates motion picture exhibition theaters in Puerto Rico, Australia and New York, New York and is developing multiplex cinemas in Puerto Rico, cinema based entertainment/retail centers and multiplex centers in Australia and multiplex art and specialty cinemas in the United States. Investments in which the Consolidated Company holds a 20 to 50 percent interest are accounted for using the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. Minority interests in equity of subsidiaries reflects the minority stockholders' proportionate share of REI and the Consolidated Company's other joint ventures. During the nine months ended September 30, 1997, the Company increased its ownership in REI through the purchase of 78,500 common shares (approximately 1%) for a purchase price of $819,000. Such purchase resulted in a decrease to "Minority interest in equity of subsidiaries" of approximately $819,000. As of September 30, 1997, the Company held approximately 78% of the outstanding voting securities of REI.

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim information and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1996 and for the year then ended. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     Certain amounts in previously issued financial statements have been reclassified to conform with the current period presentation.

     NET EARNINGS PER COMMON SHARE: Net earnings per common share is calculated by dividing net earnings available to common shareholders by the weighted average shares outstanding during the period and the dilutive effect, if any, of common stock equivalents that are outstanding. The weighted average number of shares outstanding for the three months ended September 30, 1997 and 1996 were 5,384,912 and 5,539,803, respectively and 5,384,912 and 5,721,015 during the nine months ended September 30, 1997 and 1996, respectively. Net earnings per share for the three months and nine months ended September 30, 1997 was calculated based on net earnings available to common stock shareholders, which includes a reduction for dividends declared on the redeemable preferred stock in REI held by Citadel amounting to $113,750 and $341,250 for the three and nine months ended September 30, 1997, respectively.

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
September 30, 1997
(amounts in tables in thousands)


NOTE 2  --  INVESTMENT IN STATER BROS. HOLDINGS, INC. ("SBH")

     Effective March 8, 1996, SBH exercised its right to convert all of the Company's common stock in SBH into 693,650 shares of SBH Preferred Stock. The SBH Preferred Stock had a liquidation preference and redemption value of $69.365 million and a cumulative dividend preference beginning at 10.5%. Prior to the preferred stock conversion, the net carrying value of the Company's 50% common stock interest amounted to approximately $9 million. In Fiscal 1996, the Company recorded approximately $58.978 million (inclusive of the $.692 million recorded in the fourth quarter of 1996) of the difference between $67.978 million (98% of the stated value of the SBH Preferred Stock) and the Company's net carrying value of its previous common stock investment ($9 million) upon the March 8, 1996 conversion as "Gain from conversion/redemption of common stock interest in Stater." The SBH Preferred Stock was subsequently transfered to Reading Australia Pty. Limited, a wholly owned subsidiary of REI.

     During the third quarter of 1997, SBH exercised its option to acquire the SBH Preferred Stock owned by Reading Australia. Pursuant to the option exercise, Stater paid Reading Australia $73,915,000, an amount equal to the stated value of Stater Stock plus accrued dividends. A book gain of $1,387,000 was recorded by the Company in the third quarter of 1997 related to the repurchase of the Stater Stock as the Stater Stock was recorded on the Company's December 31, 1996 Consolidated Balance Sheet at $67,978,000 (98% of stated value). Stater also paid $615,000 in return for REI's agreement not to provide consulting services for, nor own a controlling interest in, a business which competes with Stater (the retail sale of groceries in the "Inland Empire" region of Southern California) for a period of one year. The covenant payment and the $1.387 million gain has been recorded as "Gain from conversion/repurchase of investment in Stater" in the Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 1997.

     In addition to the notification by SBH of its repurchase of the SBH Preferred Stock, SBH also notified the Company, pursuant to its contractual rights, that it was terminating the Consulting Agreement between the Company and Stater upon the repurchase of the SBH Preferred Stock. The Consulting Agreement provided for annual payments of $1.5 million, payable quarterly. Included in the Statement of Operations for both the three months ended September 30, 1997 and 1996 is service income earned and paid pursuant to the Consulting Agreement prior to its termination from Stater amounting to approximately $222,000 and $375,000, respectively, and approximately $972,000 and $1,250,000 for the nine months ended September 30, 1997 and 1996, respectively.

     Upon the conversion by SBH in March 1996 of the Company's common stock interest to preferred stock, the Company discontinued the use of the equity method of accounting for its investment in Stater. Included in the nine months ended September 30, 1996 as "Equity in Earnings of Stater" is approximately $1.608 million reflecting the Company's 50% interest in such SBH earnings from January 1, 1996 until the conversion of the Company's common stock interest to preferred stock on March 8, 1996.

     The pro forma effect on "Dividend Income from Stater", "Service Income from Stater", "Gain from Conversion/repurchase of investment in Stater" and "Net Earnings" resulting from the repurchase of the Stater Preferred Stock and termination of the Consulting Agreement would have been to reduce such net earnings by $4.423 million (or $.82 per share) and $39.608 million (or $7.03 per share) for the nine months ended September 30, 1997 and the twelve months ended December 31, 1996, respectively. Accordingly, the pro forma net loss for the nine months ended September 30, 1997 and proforma net earnings for the twelve months ended December 31, 1996 would have been a loss of $476,000 ($0.09 per share) and net earnings of $3.039 million ($0.54 per share), respectively. Such proforma results assume the proceeds received of $69.365 million would have been invested at rates of not less than 5.5% as of the beginning of the

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
September 30, 1997
(amounts in tables in thousands)


beginning of the periods being reported.

NOTE 3  --  EQUITY INVESTMENT IN CITADEL

     On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of Citadel Common Stock increasing the Consolidated Company holdings in Citadel from 26.1% at December 31, 1996 to approximately 33.4% at September 30, 1997. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note in the amount of $1.998 million, secured by 500,000 shares of REI Common Stock. Interest is payable quarterly in arrears at the prime rate, which amounted to 8.5% at September 30, 1997. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following Citadel's written demand for payment and has been included in the accompanying Balance Sheet as "Note Payable to Citadel."

     The Company accounts for its investment in the Citadel Common Stock by the equity method. Citadel's net earnings for the three months ended September 30, 1997 and 1996 were $407,000 (inclusive of $113,750 of dividend income paid to Citadel by REI) and $197,000, respectively, and the Company's share of such earnings adjusted for preferred stock dividends was $98,000 and $41,000, respectively. Citadel's net earnings for the nine months ended September 30, 1997 and 1996 were $1,066,000 (inclusive of $341,250 of dividend income paid to Citadel by REI) and $5,981,000, respectively, and the Company's share of such earnings was $264,000 and $1,475,000, respectively. Included in Citadel's net earnings for the 1996 nine months is (i) approximately $1,473,000 from the sale of an apartment building and (ii) non-recurring income amounting to $4 million from the 1996 recognition of previously deferred proceeds from the bulk sale of loans and properties by Citadel's previously-owned subsidiary, Fidelity Federal Bank. Such amounts are included, together with dividends earned on the Company's previously owned interest in Citadel Preferred Stock, in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 1997 and 1996 as "Earnings from investment in Citadel." Citadel's assets and liabilities totaled $29,810,000 and $11,020,000, respectively, as of September 30, 1997, inclusive of a $7,000,000 investment in REI.

NOTE 4  -  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                 September 30,             December 31,
                                                                      1997                     1996
                                                               ------------------        -----------------

Land                                                                     $ 7,202                  $ 7,332
Buildings, leaseholds and improvements                                     5,697                    1,718
Capitalized premises lease                                                   538                      538
Equipment                                                                  7,636                    6,450
Construction-in-progress and property
     development costs                                                     3,192                    2,562
                                                                         -------                  -------
                                                                          24,265                   18,600
Less:  Accumulated depreciation                                           (3,137)                  (2,224)
                                                                         -------                  -------
                                                                         $21,128                  $16,376
                                                                         =======                  =======

     On July 30, 1997, Reading Australia acquired an existing four screen theater located in Bundaberg, Victoria for approximately $1,600,000. The operation of the theater commenced in the third quarter of 1997.

CRAIG CORPORATION AND SUBSIDIARIES


Notes to Condensed Financial Statements (unaudited)
September 30, 1997
(amounts in tables in thousands)



     In April 1997, Reading Australia Pty Limited (together with its subsidiaries "Reading Australia") entered into an agreement with an officer of a subsidiary whereby the officer may borrow up to approximately $800,000 from Reading Australia to invest in certain country cinema developments. In accordance with the agreement (which agreement was effective as of January 2, 1997), the officer has borrowed approximately $400,000, which is included in the balance sheet as "Other Assets" and utilized the proceeds of the borrowing to acquire a 25% ownership interest (computed after consideration of certain management fees payable to Reading Australia) in Reading Australia's theater in Townsville, Queensland.

NOTE 5  --  INCOME TAXES

     Craig and Reading file separate consolidated federal and state income tax returns. One company's net operating loss and capital loss carryforwards, therefore, cannot be used to offset the other company's tax liabilities. In addition, each Company is required to pay federal alternative minimum tax ("AMT"). AMT is calculated separately from the regular federal income tax and is based on a flat rate applied to a broader tax base. Income tax expense for the nine months ended September 30, 1997 reflects current estimated tax liabilities amounting to approximately $784,000, including federal and state income tax expense of $255,000 and $529,000 of foreign withholding taxes, which will be paid if certain intercompany loans are repaid. Income tax expense for the nine months ended September 30, 1996 amounted to approximately $24,133,000 and was principally comprised of deferred tax liabilities resulting from the gain reported upon the conversion of the Company's SBH Common Stock to SBH Preferred Stock.

NOTE 6  --  COMMITMENTS AND CONTINGENCIES

     At September 30, 1997, the Consolidated Company had lease agreements for an additional three theater facilities with a total of 22 screens which were then under construction or for which construction is anticipated to commence in 1997. The aggregate anticipated contribution for construction costs for such facilities was approximately $12,100,000 at September 30, 1997. The aggregate minimum annual rental commitment for such leases is approximately $550,000, which rentals commence upon the opening of the theaters.

     Subsequent to September 30, 1997, Reading Australia entered into an agreement to lease a multiplex site in Queensland which includes an obligation to fit out the theater building at an anticipated cost of approximately $3.2 million. In addition, Reading Australia is presently finalizing property purchase agreements with respect to sites in Victoria, Queensland and Western Australia which could require the payment of up to approximately $18 million as the consideration for such acquisitions and to fund certain associated development guarantees in the fourth quarter of 1997. Reading Australia also anticipates entering into construction and development agreements in the fourth quarter of 1997 pursuant to which Reading Australia will be obligated to expend approximately an additional $30 million for the development of Entertainment Centers located in Victoria and Western Australia. In conjunction with these leases and purchase agreements, the Company escrowed and/or made deposits totaling $2,004,000 at September 30, 1997, which amount has been classified as "Restricted cash" in the Consolidated Company's Condensed Consolidated Balance Sheet.

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
September 30, 1997
(amounts in tables in thousands)



NOTE 7  --  PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

     As described in Note 1, the accompanying consolidated financial statements, include the accounts of Craig and its majority owned subsidiaries. The following information reflects only the accounts of Craig and its wholly owned subsidiaries. Craig and Reading are separate public companies and each entity's capital resources and liquidity is legally independent of the other and any intercompany loans or receivables would require approval of each separate company's Board of Directors. As more fully described in Note 3, SBH has elected to terminate the Consulting Agreement upon its redemption, in full, of the SBH Preferred Stock. Accordingly, the future working capital of Craig is primarily dependent on Reading's ability to pay dividends in accordance with the terms of the Series B Preferred Stock.

                                                    SEPTEMBER 30,                   DECEMBER 31,
                                                        1997                            1996
CONDENSED BALANCE SHEET:                       -----------------------         -----------------------
Assets:
-------
    Cash                                              $  4,832                         $  3,492
    Other current assets                                    96                              146
                                                      --------                         --------
        Total current assets                             4,928                            3,638
    Investment in Common Stock of Reading               70,593                           69,736
    Investment in Preferred Stock of Reading            55,000                           55,000
    Investment in Citadel                                2,058                               --
    Property and equipment, net                            825                              943
    Other assets                                           247                              252
    Excess of cost over net assets acquired              1,164                            1,196
                                                      --------                         --------
        Total assets                                  $134,815                         $130,765
                                                      ========                         ========

Liabilities and stockholders equity:
------------------------------------
    Accounts payable and accrued expenses             $    649                         $    803
    Note Payable to Citadel                              1,998                               --
    Deferred tax liabilities                            30,250                           30,250
    Stockholders' equity                               101,918                           99,712
                                                      --------                         --------
        Total liabilities and stockholders' equity    $134,815                         $130,765
                                                      ========                         ========

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
September 30, 1997
(amounts in tables in thousands)


                                               THREE MONTHS ENDED                      NINE MONTHS ENDED
                                      ------------------------------------   -------------------------------------
CONDENSED STATEMENT OF OPERATIONS:     SEPT. 30, 1997     SEPT. 30, 1996      SEPT. 30, 1997      SEPT. 30, 1996
                                      ----------------   -----------------   -----------------   -----------------
Revenues:
---------
 Equity in earnings of Stater            $     --           $      --           $      --             $ 1,608
 Equity in earnings of Reading                853                 720               1,441               1,274
 Equity in earnings of Citadel                 30                  --                  60                  --
 Dividend income from Reading                 893                  --               2,681                  --
 Dividend income from affiliates               --               1,874                  --               4,247
 Service income from Stater                   222                 375                 972               1,125
 Interest income                               57                  54                 133                 383
                                           ------              ------              ------             -------
                                            2,055               3,023               5,287               8,637
                                           ------              ------              ------             -------
Expenses:
---------
 General and administrative                   401                 443               1,219               1,353
 Depreciation expense                          50                  32                 150                  95
 Interest expense                              43                  --                  81                  --
 Equity loss from Australian
  theatre developments                         --                 131                  --                 441

 Loss from joint venture                       26                 375                 146                 550
                                           ------              ------              ------             -------
                                              520                 981               1,596               2,439
                                           ------              ------              ------             -------
 Earnings before other income
  and income taxes                          1,535               2,042               3,691               6,198

 Gain from conversion of
  common stock interest in
  Stater                                       --                  --                  --              58,286
                                           ------              ------              ------             -------

 Earnings before income taxes               1,535               2,042               3,691              64,484
 Income taxes                                  --                 189                  85              24,065
                                           ------              ------              ------             -------
Net earnings                               $1,535              $1,853              $3,606             $40,419
                                           ======              ======              ======             =======

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
September 30, 1997
(amounts in tables in thousands)

                                                                            NINE MONTHS ENDED
                                                                -----------------------------------------
                                                                  SEPT. 30,                  SEPT. 30,
CONDENSED STATEMENT OF CASH FLOWS:                                   1997                       1996
                                                                --------------             --------------
Operating Activities:
---------------------
   Net earnings                                                 $ 3,606                   $ 40,419
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
   Gain on conversion of Stater common stock                         --                    (58,286)
   Undistributed earnings of equity affiliates                   (1,501)                    (2,441)
   Increase in deferred taxes                                        --                     24,745
   Other                                                             54                        (93)
                                                                  -----                     ------
   Net cash provided by (used in) operating
          activities                                              2,159                      4,344
Investing Activities:
---------------------
    Acquisition of Reading Stock                                    (819)                    (1,107)
    Investment in Reading Australia                                   --                    (12,888)
    Proceeds from sale of Citadel Stock to Reading                    --                      3,325
    Acquisition of Citadel Stock                                  (1,998)                        --
    Other investments                                                 --                       (600)
    Purchase of equipment                                             --                       (159)
                                                                  -------                   --------
    Net cash provided by (used in) investing activities           (2,817)                   (11,429)

Financing Activities:
---------------------
    Note payable to Citadel for Stock                              1,998                         --
    Payment of affiliate advances                                     --                     (1,040)
    Treasury stock repurchases                                        --                     (7,584)
                                                                  -------                   --------
    Net cash (used in) financing activities                        1,998                     (8,624)

Increase (decrease) in cash and cash equivalents                   1,340                    (15,709)
Cash and cash equivalents at beginning of period                   3,492                     18,549
                                                                 -------                   --------
Cash and cash equivalents at end of period                       $ 4,832                   $  2,840
                                                                 =======                   ========

NOTE 8  --  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of the Company's primary and fully diluted earnings per share is not expected to be material.

     In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" which is required to be adopted by the Company on January 1, 1998. The Statement establishes new rules for the reporting and display of other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Craig Corporation (Craig and collectively with its wholly owned subsidiary, the "Company") is in the business of identifying, acquiring, owning and strategically managing controlling interests in other operating companies. At September 30, 1997, the Company owned common stock of Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries, "Reading") and REI Series B Preferred Stock representing approximately 78% of the voting power of that company, and 666,000 shares of Citadel Holding Corporation ("CHC" and collectively with its wholly owned subsidiaries, "Citadel") Common Stock as well as a 50% membership interest in a developmental chain restaurant operation, Hope Street Hospitality ("HSH"). Since Reading owns 1,564,473 shares of CHC Common Stock the Consolidated Company owns 33.4% of the Common Stock of CHC. As used herein, the term the "Consolidated Company" is used to describe, for accounting purposes, the Company reporting on a consolidated basis its ownership interest in REI.

     REI has elected to focus its theater development and related real estate development activities in three principal areas: (i) the management and development of multiplex cinemas and entertainment/retail centers featuring multiplex cinemas in Australia under the Reading Cinemas name; (ii) the domestic management and development and acquisition of specialty multiplex motion pictures theaters which feature foreign and limited release art films similar to the Angelika Film Center in New York under the Angelika Film Center name; and
(iii) the management and development of multiplex cinemas in Puerto Rico under the CineVista name.

RESULTS OF OPERATIONS

     The following is a comparison of the results of operations for the three months ended September 30, 1997 ("1997 Quarter") with the three months ended September 30, 1996 ("1996 Quarter") and a comparison of the results of operations for the nine months ended September 30, 1997 ("1997 Nine Months") with the nine months ended September 30, 1996 ("1996 Nine Months").

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

     The Consolidated Company's net earnings for the 1997 Quarter approximated $1.649 million or $.29 per share as compared to the 1996 Quarter net earnings of approximately $1.852 million or $.33 per share. The Consolidated Company's net earnings for the 1997 Nine Months approximated $3.947 million or $.67 per share and earnings before income taxes approximated $4.731 million as compared to the 1996 Nine Months net earnings of approximately $40.419 million or $7.07 per share and earnings before income taxes of approximately $64.552 million. The 1996 Nine Months net earnings include a gain on the conversion of the Company's stock interest in Stater, described below, amounting to approximately $58.286 million and a provision for income taxes amounting to approximately $24.133 million.

Earnings from investment in Stater
----------------------------------

     In the 1997 Quarter, the SBH Preferred Stock was repurchased by SBH and the Consulting Agreement between the Company and Stater was terminated. The SBH Preferred Stock was included in the accompanying Consolidated Balance Sheet at December 31, 1996, as "Investment in Stater Preferred Stock" at a value of $67.978 million or 98% of stated value. Upon its repurchase in August 1997, the Consolidated Company recognized income of approximately $2.002 million comprised of (i)

$1.387 million (difference between the $69.365 million stated value of the SBH Preferred Stock and the carrying value) and (ii) $.615 million received from Stater at the time of the SBH Preferred Stock repurchase for REI's agreement to enter into a covenant-not-to-compete for a one year period.

     The following summarizes earnings from the Consolidated Company's investment in Stater prior to the repurchase of such investment by Stater in the 1997 Quarter as included in the accompanying Consolidated Statement of Operations for the three months and nine months ended September 30, 1997 and 1996:

                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                        1997      1996      1997      1996
                                      --------   -------   -------   -------
                                       000's                     000's

Dividend income                         $  698    $1,836    $4,310   $ 4,131
Service fee income                         222       375       972     1,125
Gain on conversion/repurchase of
     investment in Stater                2,002        --     2,002    58,286
Equity in earnings of Stater                --        --        --     1,608
                                        ------    ------    ------   -------

                                        $2,922    $2,211    $7,284   $65,150
                                        ======    ======    ======   =======

     Effective March 8, 1996, SBH exercised its right to convert all of the Company's common stock in SBH into 693,650 shares of SBH Preferred Stock. The SBH Preferred Stock had a liquidation preference and redemption value of $69.365 million and a cumulative dividend preference beginning at 10.5%. Upon the conversion by SBH in March 1996 of the Company's common stock interest to preferred stock, the Company discontinued the use of the equity method of accounting for its investment in Stater. Included in the 1996 Quarter is approximately $1.608 million reflecting the Company's 50% interest in such SBH earnings from January 1, 1996 until the conversion of the Company's common stock interest to preferred stock on March 8, 1996. Prior to the preferred stock conversion on March 8, 1996, the net carrying value of the Company's 50% common stock interest amounted to approximately $9 million. In Fiscal 1996, the Company recorded approximately $58.978 million (inclusive of $.692 million in the fourth quarter of Fiscal 1996) of the difference between $67.978 million (98% of the stated value of the SBH Preferred Stock) and the Company's net carrying value of its previous common stock investment ($9 million) at the time of the conversion as "Gain from conversion of common stock interest in Stater."

     Effective March 8, 1994, the Company entered into a consulting agreement with Stater pursuant to which the Company has agreed, among other things, to render consulting services for a five year period, for an annual fee of $1.5 million payable quarterly. Such agreement was terminated in the 1997 Quarter and, accordingly, service income from Stater will no longer be reported.

Theater Revenue
---------------

     Theater Revenue is comprised of Admissions, Concessions and Advertising and other revenues and totaled the amounts set forth below in each of the three and nine months ended September 30, 1997 and 1996:

                                                                 September 30,
                                    -----------------------------------------------------------------------
                                                   1997                                 1996
                                    ----------------------------------   ----------------------------------
              Three Months Ended                           $ 7,594,000                          $ 4,994,000
              Nine Months Ended                            $19,937,000                          $13,003,000

     Cine Vista's Theater Revenues decreased approximately 4% between the current and prior year nine months primarily as a result of the opening by a competitor of two new multiplex theaters in the San Juan metropolitan market. Cine Vista's theater revenues increased approximately 8% in the current three month period due primarily to the opening of a new 6-plex in March 1997. In May 1997, Cine Vista closed four of six screens at another location to initiate construction of a new 8-plex at the location, which construction is anticipated to be completed in mid-1998. Accordingly, Cine Vista will have a net increase of two screens for the remainder of 1997 and anticipates the addition of six more screens in mid-1998. However, the increased competition in the San Juan metropolitan market is expected to decrease theater revenues for the remainder of 1997, relative to 1996 levels, if overall box office revenues on the island remain equal to the prior year.

     Theater Revenue for the three months and nine months ended September 30, 1997 includes revenues of $2,177,000 and $5,747,000, respectively, from the Angelika which was acquired on August 28, 1996. Angelika Theater revenue for both the three months and nine months ended September 30, 1996 was approximately $798,000. Revenues from admissions and concessions at the Angelika decreased approximately 6% in the 1997 Quarter and increased approximately 1% in the 1997 Nine Months from the admission revenues recorded by the Angelika in the same quarter and same nine months of the prior year, respectively, (such revenues which were recorded prior to the Company's acquisition of the Angelika are therefore not included the Consolidated Company's condensed consolidated financial results). The admissions decrease in the 1997 Quarter was consistent with industry results in the art and specialty film exhibition market.

     The Consolidated Company opened its first theater in Australia, a six-plex located in Townsville, Queensland, at the end of December 1996 and purchased an operating four screen theater in Bundaberg, Victoria for approximately $1,600,000 in the third quarter of 1997. Revenues from these new theaters totaled $872,000 and $2,473,000 for the three months and nine months ended September 30, 1997, respectively. In addition, a six plex currently under construction by Reading Australia is expected to commence operations in late November 1997.

     In the first quarter of 1997, the Consolidated Company entered into a lease for the first new theater based upon the Angelika concept to be located in Houston, Texas and anticipates opening this eight-screen facility in late 1997.

Real Estate
-----------

     Real Estate revenues include rental income and the net proceeds of sales of Reading's real estate. Real estate revenues in the current year quarter and nine months remained consistent with the prior year quarter and nine months. Reading has 28 parcels and rights-of-way remaining, many of which are of limited marketability. Future real estate revenues may increase as larger properties are sold. However, management believes that most of the properties held for sale will be liquidated within the next three years.

Expenses
--------

     "Theater costs," "Theater concession costs" and "Depreciation and amortization" reflect the direct theater costs of Cine Vista, the Angelika and Reading Australia's theater operations. Theater admissions and theater concession costs increased $5,286,000 from $10,247,000 in the 1996 Nine Months to $15,533,000 in the 1997 Nine Months due primarily to the inclusion of $3,752,000 of theater costs and theater concession costs associated with the Angelika's operations (versus $583,000 in the prior nine month period) and $2,108,000 in costs associated with the new theaters which opened in Australia in December 1996 and July 1997 (which costs include approximately $125,000 of start-up costs associated with the initialization of activities at the theater). An increase of $1,973,000 in such theater costs and theater concession costs from the prior year quarter to the current year quarter resulted primarily from the inclusion of $1,456,000 and $708,000 from the Angelika and Australian operations, respectively.

    "General and administrative" expenses for the three and nine months ended September 30, 1997 and 1996 listed below include the following components:

                           THREE MONTHS ENDED    NINE MONTHS ENDED
                              SEPTEMBER 30,        SEPTEMBER 30,
                           1997     1996         1997      1996
                           ----     ----         ----      ----


     CineVista           $  193    $ 206      $  581     $  782
     Angelika               168       17         416         17
     Australia              697      456       2,251      1,368
     Craig                  401      443       1,219      1,353
     Reading, general     1,399      618       3,481      2,063
                         ------    ------     ------     ------
       Total             $2,858    $1,740     $7,948     $5,583
                         ======    ======     ======     ======

     The decrease in Cine Vista's "General and administrative" expenses from the 1996 periods is largely due to the inclusion of $150,000 of salary expenses in 1996, which has been included in "Reading, general - General and administrative" in 1997 and a decrease in certain professional fees. "Reading, general -General and administrative" expenses category increased from the prior year periods due to an increase in professional fees and other expenses associated with theater acquisition and development activities and an increase in salaries and bonus expense calculated inclusure of certain salary expense which was included in Cine Vista's "General and administrative" expenses in the prior year described above.

     General and administrative expenses in the 1997 and 1996 Nine Months include general, administrative and development expenses incurred with respect to the foreign operations of Reading Australia amounting to approximately $2,251,000 and $1,368,000, respectively, and amounted to $697,000 in the 1997
Quarter as compared to $456,000 in the 1996 Quarter. Reading Australia is actively seeking properties to develop state-of-the-art multiplex cinemas facilities and entertainment centers in Australia and has acquired a property and has made deposits and entered into agreements for several other real property purchases or leases. The 1997 Nine Months expenses include $754,000 of previously capitalized property development costs which were expensed due to management's determination in the second and third quarter that development of the related theater locations would not be pursued to completion. Reading Australia anticipates continuing development expense during the next several years until theaters and entertainment centers are developed and operations increased.

     In 1996, Craig entered into a 50/50 corporate joint venture in the form of a newly formed limited liability company, Hope Street Hospitality LLC ("HSH"). HSH was established to develop the concept for a chain retail store/restaurant specializing in woodfire baked goods. Craig has contributed approximately $926,000 to this development project. Included in the Statement of Operations as "Loss from joint venture" for the three months ended September 30, 1997 and 1996 is approximately $26,000 and $375,000, respectively, as compared to $146,000 and $550,000 for the respective 1997 Quarter and 1996 Nine Months. The store has had continuing losses, and, accordingly, the Company has expensed its cumulative contributions to date reflecting both the development expenses and operating losses of this venture.

Earnings from investment in Citadel
-----------------------------------

     At December 31, 1996, the Consolidated Company's holdings in Citadel included a 26.1% common stock interest. On April 11, 1997, Craig exercised its warrant to purchase 666,000 shares of Citadel Common Stock increasing the Consolidated Company's holdings in Citadel to approximately 33.4%. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note in the amount of $1.998 million, secured by 500,000 shares of REI Common Stock. Interest is payable quarterly in arrears at the prime rate. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following Citadel's written demand for payment and, accordingly, the note is included in current liabilities in the Balance Sheet as of September 30, 1997.

     "Earnings from investment in Citadel" includes the Company's ownership share of Citadel's net earnings and decreased $1,211,000 from $1,475,000 in the nine months ended September 30, 1996 to $264,000 in the nine months ended September 30, 1997 and increased $57,000 from $41,000 in the three months ended September 30, 1996 to $98,000 in the three months ended September 30, 1997. Citadel's net earnings for the nine months ended September 30, 1996 amounted to $5,784,000, and included a nonrecurring gain on sale of real estate of $1,473,000 and nonrecurring income of $4,000,000 from the recognition for financial statement purposes of previously deferred proceeds from the bulk sale of loans by a previously owned subsidiary of Citadel. The 1997 Quarter and 1997 Nine Months included approximately $114,000 and $342,000, respectively, from dividends earned related to Citadel's $7 million investment in Reading.

Other Income
------------

     "Other income (expense)" totaled $(2,000) and $1,133,000 in the 1997 and 1996 Quarter, respectively, and amounted to approximately $236,000 and $1,091,000 in the 1997 and 1996 Nine Months, respectively. The 1997 Nine Months consisted primarily of amounts received from a third party as reimbursement of certain acquisition related expenditures which were expensed in prior periods. "Other income "in the 1996 Nine Months included approximately $1.119 million for the settlement of a legal claim.

Minority Interest
-----------------

     "Minority interest" amounted to approximately $406,000 for the 1997 Nine Months and includes the minority interest's share of the Company's consolidated net earnings of Reading amounting to $225,000, Sutton Hill Associates' minority share of the AFC income amounting to $175,000 and $5,000 which reflects the minority share of the Townsville operating losses (See Note 4). The "Minority Interest" of $1,170,000 for the 1996 Nine Months principally reflects the minority interests shares of Reading's net earnings for that period. During the 1997 Nine Months, the Company purchased an additional 78,500 shares (approximately 1% of the outstanding shares) of REI Common Stock, which purchase price of approximately $819,000 resulted in a decrease to "Minority interest in equity of subsidiaries" included on the Consolidated Balance Sheet.

Income Tax Provision
--------------------

     Income tax expense in the 1997 Quarter was $378,000 as compared to $247,000 in the 1996 Quarter and amounted to $784,000 in the 1997 Nine Months as compared to $24,133,000 in the 1996 Nine Months. The 1997 Nine Months includes a current tax provision for foreign withholding taxes of $529,000 which will be paid if certain intercompany loans are repaid and estimated federal and state taxes of $255,000. Income tax expense in the 1996 Nine Months principally related to deferred tax liabilities associated with the gain recognized in the conversion of the Company's SBH Common Stock to SBH Preferred Stock. As a result of the Stock Transactions in October 1996, the SBH Preferred Stock was transferred to Reading and a portion of Reading's reserve against the tax asset valuation allowance related to its deferred federal tax assets was reversed. The Company accounted for its Fiscal 1996 Reading Stock purchases and the Stock Transactions as a purchase. The fair value of the assets and liabilities received were considered after reversal by Reading of the previously reserved tax assets. Accordingly, the Company reduced its deferred tax liabilities in Fiscal 1996 in the amount of approximately $22 million with a corresponding decrease to the allocated fair value of Reading assets purchased.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Consolidated Company had cash and cash equivalents totaling approximately $113.826 million which includes approximately $108.994 million held by Reading. At September 30, 1997, Craig had cash and cash equivalents of approximately $4.832 million. REI is majority owned by the Company and, accordingly, is included in the consolidated financial statements of the Company. However, Craig and REI are separate public companies and each entity's capital resources and liquidity is legally independent of the other and any intercompany loans or receivables would require approval of each separate company's Board of Directors. As a result of the termination by Stater of the Consulting Agreement between the Company and Stater described above, the future liquidity of Craig will be principally dependent on Reading's ability to pay dividends in accordance with the terms of the Reading Preferred Stock issued in the October 1996 Stock Transactions, amounting to approximately $3.575 million annually.

     To provide Reading Australia with funding needed to complete its theater development plans without requiring REI to guarantee the indebtedness of Reading Australia and as a means of minimizing the exposure to fluctuations in the value of the Australian dollar and to demonstrate commitment to the Australian market, REI contributed its SBH Preferred Stock to Reading Australia in 1996. In August 1997, SBH repurchased the SBH Preferred Stock from Reading Australia at its stated value of $69.365 million plus accrued dividends amounting to $4.550 million. The repurchase of the Stater Preferred Stock in the third quarter was the principal cause of the increase in the Consolidated Company's cash and cash equivalents to more than $113 million. It is anticipated that the proceeds from the redemption will be deployed into the motion picture exhibition and entertainment center development business over the next 24 months.

     In the fourth quarter of 1997, Reading Australia entered into an agreement to lease a multiplex site in Queensland which includes an obligation to supply machinery and equipment which is estimated to total approximately $3.2 million. Reading Australia is presently finalizing property purchase agreements which it is anticipated will require the payment of up to approximately $18 million as consideration for such acquisitions and to fund certain associated development guarantees in the fourth quarter of 1997. Reading Australia also anticipates entering into construction and development agreements in the fourth quarter of 1997 pursuant to which Reading Australia will be obligated to expend approximately $30 million for the development of Entertainment Centers located in Victoria and Western Australia.

     If the Consolidated Company is successful in its efforts to develop all of the projects which it is presently considering in Australia, Puerto Rico and the domestic market, its capital requirements over the next two years will exceed its existing cash balances and existing borrowing arrangements. The Consolidated Company believes that additional funding could be realized through, among other things, bank borrowings, sale-leaseback transactions and the issuance/sale of additional equity either of REI, Reading Australia or at the project level. The Consolidated Company does not currently have property purchase or development commitments which exceed its liquid funds.

     During the 1997 Nine Months, the U.S. dollar strengthened materially relative to the Australian dollar. Accordingly, the value of Reading Australia's "Cash and cash equivalents" which funds are denominated in Australian dollars, decreased approximately $1.402 million when converted to U.S. dollars in the Company's consolidated financial statements. As of September 30, 1997, Reading Australia had Australian dollar unrestricted and restricted cash balances amounting to approximately $(U.S.)8.376 million. The devaluation did not affect the Company's development plans or its ability to execute such plans since Reading Australia's anticipated development expenditures are currently invested in liquid assets denominated either in Australia or U.S. dollars. Such Australian and U.S. dollar amounts totaled approximately $8.376 million and $73.077 million, respectively, at September 30, 1997.

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

     The following summarizes the major sources and uses of cash funds in each of 1997 and 1996 Nine Months, respectively:

1997:
----

     "Unrestricted cash and cash equivalents" increased $61.654 million from $52.172 million at December 31, 1996 to $113.826 million at September 30, 1997. Working capital increased $63.5 million from $45.787 million at December 31, 1996 to $109.287 million at September 30, 1997 largely as a result of cash proceeds received from SBH's repurchase of the SBH Preferred Stock for $69.980 million plus accumulated dividends amounting to approximately $4.550 million during the Nine Months ended September 30, 1997. Net cash provided by operating activities amounted to $.605 million in the 1997 Nine Months.

     Net cash provided by investing activities amounted to approximately $62.565 million in the 1997 Nine Months resulting primarily from the $69.980 million of proceeds received from Stater upon their repurchase of the SBH Preferred Stock. Such cash provided by investing activities was offset by investing expenditures including $6.445 million in the purchase of property and equipment, $1.998 million to purchase Citadel Common Stock and $.819 million used to purchase an additional 78,500 shares (approximately 1% of the outstanding stock) of REI.

     Net cash used in financing activities amounted to $.114 million in the 1997 Nine Months and was comprised of a distribution to the Angelika minority shareholder, a $1.5 million note payable payment, offset by a $1.998 million borrowing from Citadel to purchase Citadel Common Stock.

1996:
----

     "Unrestricted cash and cash equivalents" increased $20.643 million from $18.645 million at December 31, 1995 to $39.288 million at September 30, 1996. During Fiscal 1996, the Company increased its ownership of Reading to greater than 50% which resulted in the Company accounting for the assets and liabilities of Reading on a consolidated basis in the financial statements, which had the effect of increasing cash and cash equivalents after acquisition costs by approximately $43.082 million as of January 1, 1996. The increase resulting from the consolidation of Reading in the 1996 Nine Months was offset, in part, by the purchase of the Angelika for a purchase price inclusive of acquisition costs of approximately $11.101 million (net of $1.293 million received pursuant to a judgement receivable), the purchase of property, plant and equipment amounting to $5.776 million and other investments of $.6 million.

     Net cash used in financing activities amounted to $5.769 million in the 1996 Nine Months as a result of Craig's repurchasing 539,100 shares of its common stock for approximately $7.584 million and payment of Reading debt financing costs of $.254 million offset by proceeds of approximately $2.069 million from the Consolidated Company's minority partner for the purchase of the Angelika.

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

     In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" which is required to be adopted by the Company on January 1, 1998. The Statement establishes new rules for the reporting and display of other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On April 24, 1997, a shareholder owning 50 shares of Reading Entertainment, Inc. ("REI") common stock commenced a purported derivative action (the "Action") on behalf of REI and its wholly owned subsidiary, Reading Company entitled Walter Alphin v. James J. Cotter, et. al. in the Philadelphia County
         -----------------------------------------
Court of Common Pleas. The complaint in the Action named Craig Corporation ("Craig"), former directors of Reading Company, Gerard P. Laheney and Ralph B. Perry III and all of the current directors of REI as defendants. The Action alleges that the defendants breached their fiduciary duty to Reading Company by failing to utilize certain tax assets of Reading Company over the years and that such failure resulted in the defendants causing Reading Company to use certain of the tax assets for the ultimate benefit of Craig. No monetary claims have been asserted against Craig, REI or Reading Company in the Action and the plaintiff seeks unspecified monetary damages from the defendants. Management is reviewing the Action and believes that the suit has no merit and that it will not have a material adverse effect upon the companies. Reading has directors and officers liability insurance and believes that the claims set forth in the Action are covered by such insurance, if Reading is ultimately deemed to have any monetary responsibility through its indemnification of REI's and/or Reading Company's directors.

          On June 17, 1997, the United States Court of Appeals for the Third Circuit (the "Appeals Court"), upheld the 1995 decision of a federal district judge in the matter of Reading Company, Debtor v. United States of America and
                    ----------------------------------------------------------
Consolidated Rail Corporation.  The lower court had ruled that Reading Company's
-----------------------------
("Reading") bankruptcy reorganization had discharged Reading from liability asserts against Reading as a potentially responsible party for the Douglassville Disposal Site (located in Berks County, Pennsylvania) on December 31, 1980. The plaintiffs have submitted a request for a rehearing of the matter to the Appeals Court, which request was denied on August 12, 1997.

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


                         CRAIG CORPORATION REGISTRANT



Date: November 14, 1997                     By: /s/ S. Craig Tompkins
     -----------------------                   ----------------------
                                            S. Craig Tompkins
                                            President



Date: November 14, 1997                     By: /s/ Robin W.Skophammer
     -----------------------                   ----------------------
                                            Robin W. Skophammer
                                            Chief Financial Officer