Form 10-K
period 1997-12-31
CRAIG CORP
filed 1998-04-15
CIK 110985

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
              ___________________________________________________



                                   FORM 10-K


(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1997

                                 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ________________


                         Commission file number 1-6123

                               CRAIG CORPORATION
             (Exact name of Registrant as specified in its charter)


        DELAWARE                                        95-1620188
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

550 South Hope Street, Suite 1825                         90071
       Los Angeles  CA
(Address of principal executive offices)                (Zip Code)


   Registrant's telephone number, including area code:         (213) 239-0555

Securities Registered pursuant to Section 12(b) of the Act:

                                                                            Names of exchanges on
                Title of each class                                     which each class registered
                -------------------                                     ---------------------------
            Common stock, $0.25 par value,                                 New York Stock Exchange
           Class A Common preference stock,                              and Pacific Stock Exchange
                    $.01 par value
Securities registered pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x    No
                                               ---       ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes        No  x
                                  ---       ---
   The aggregate market value of voting stock held by non-affiliates of the Registrant was $87,805,000 as of April 13, 1998.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 13, there were 3,762,912 shares of Common Stock, $0.25 par value per share, and 7,006,912 shares of Class A Common Preference Stock, $0.01 par value per share, outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE


                                     NONE.

                               CRAIG CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1997
                                     INDEX


                                                                      PAGE
PART I.

Item 1.        Business                                                  1
Item 2.        Properties                                               20
Item 3.        Legal Proceedings                                        22
Item 4.        Submission of Matters to a Vote of Security Holders      24



PART II.

Item 5.        Market for the Registrant's Common Stock and Related
               Stockholder Matters                                      25
Item 6.        Selected Financial Data                                  26
Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations ("MD&A")             28
Item 8.        Financial Statements and Supplementary Data              44
Item 9.        Change in and Disagreements with Accountants on
               Accounting and Financial Disclosure                      44



PART III.

Item 10.       Directors and Executive Officers of the Registrant       44
Item 11.       Executive Compensation                                   48
Item 12.       Security Ownership of Certain Beneficial Owners
               and Management                                           53
Item 13.       Certain Relationships and Related Transactions           56

PART IV.

Item 14.       Exhibits, Financial Statement Schedule, and
               Reports on Form 8-K                                      58
               Signatures

                                     PART I
                                     ------


ITEM 1.  BUSINESS


GENERAL
-------


     Introduction:  Craig Corporation (Craig, collectively with its wholly owned
     ------------
subsidiaries, the "Company", and collectively with its consolidated subsidiaries the "Consolidated Company") is in the business of identifying, acquiring, owning and strategically managing controlling interests in other operating companies. The Company is not in the business of investing, reinvesting or trading in securities.

     Principally as a result of the exchange transaction with Citadel Holding Corporation ("CHC" and collectively with its consolidated subsidiaries, "Citadel") and Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries, "Reading"), described below, consummated on October 15, 1996 (the "Stock Transactions"), the Company's principal holdings at the end of 1997 consisted of (i) common and preferred stock representing approximately 78% of the voting power of REI, (ii) common shares representing approximately 10% of the outstanding common shares of CHC, (iii) 10% of the outstanding common stock of Big 4 Ranch, Inc., a company owning a 40% interest in certain agricultural properties located in Kern County, California, (iv) cash and cash equivalents, and (v) a 50% membership interest in a developmental restaurant operation, Hope Street Hospitality LLC ("HSH"). The Consolidated Company holds a 33.4% interest in each of Citadel and Big 4 Ranch, Inc.

     Prior to the Stock Transactions, the Company's principal assets had been a 50% common stock interest in Stater Bros. Holdings, Inc., the holding company for a Southern California retail grocery store chain with approximately 110 stores ("SBH" and collectively with its consolidated subsidiaries, "Stater"); a controlling interest in Reading, a cinema exhibition and real estate development company; and a controlling interest in Citadel Holding Corporation, a company engaged, since a restructuring in August 1994, primarily in the holding and management of its commercial real estate assets and the providing of real estate consulting services to Reading.

     The Company currently reports for financial purposes on a consolidated basis with Reading. However, the Company does not consolidate with Reading for tax purposes, does not have common financing with Reading, does not guarantee the obligations of Reading and has separate offices and, with three exceptions, separate officers and directors from Reading. These common officers and directors are separately compensated by the Company and Reading.

     Reading:  The Company has been acquiring stock in REI, a publicly traded
     -------
company whose shares are quoted on the NASDAQ National Market and traded on the Philadelphia Stock Exchange, and in its predecessor, Reading Company, since 1989. By the end of the second quarter of 1996, this interest had grown to approximately 52.5% of the outstanding voting securities of that company. In November 1995, the Company and Reading formed Reading International Cinemas LLC ("Reading International" and collectively with its direct and indirect subsidiaries, "Reading Australia"), owned in equal portions by the Company and Reading, to pursue the development of cinemas in Australia. During the first quarter of 1996, Reading acquired from the Company its common stock interest in CHC and during the fourth quarter of 1996, the Company, Reading and Citadel consummated the Stock Transactions in which the Company contributed its Stater Preferred Stock, CHC Preferred Stock and its 50% membership interest in Reading International to Reading in exchange for common stock and preferred stock of REI. Citadel contributed cash in the amount of $7 million in exchange for a separate class of REI preferred stock and certain contractual rights including
the Asset Put Option described below.   As a consequence of the Stock
Transactions and certain other open market acquisitions by the Company made after the Stock Transactions, the Company now holds 5,165,516 shares of REI Common Stock and 550,000 shares of REI Series B Preferred Stock, which in the aggregate represent approximately 78% of the outstanding voting power of REI. Citadel currently owns, as a result of the Stock Transactions, 70,000 shares of REI Series A Preferred Stock representing approximately 5% of the outstanding voting power of REI, and the Asset Put Option.

     While engaged in certain other activities, such as the sale of its residual interests in certain real estate previously used by it in its days as an operating railroad and certain equipment leasing matters, Reading is principally engaged in the development, ownership and management of cinemas and the development of cinema-based entertainment centers. Reading's current cinema related activities include (1) the ownership, operation and expansion of a chain of multiplex cinemas located in Puerto Rico and operated under the "CineVista" name, (2) the ownership of an 83.3% interest in the Angelika Film Center, an art and specialty multi-plex cinema and cafe complex located in the Soho area of New York City, and the expansion through a wholly owned affiliate of that concept to other strategic US urban centers, and (3) the ownership, operation and development of a chain of multiplex cinemas and cinemas-based entertainment retail centers in Australia.

     The Company's Chairman and President are, respectively, the Chairman and Vice Chairman of the Board of Directors of Reading, and comprise two of the six directors of that company. These common directors are separately compensated by Reading for their services to that company.

     Stater:  The Company first acquired an equity interest in Stater in 1986.
     ------
By 1989, this interest represented 50% of the outstanding voting equity of that company. In 1994, the Company received from Stater pre-tax cash proceeds of approximately $42 million and a return of 311,404 shares of its Common Stock, and Stater acquired the right to convert the Company's common stock interest in SBH into a preferred stock interest and an option to purchase the Company's entire equity interest in that company at a formula price. In March 1996, Stater exercised its right to exchange 693,650 shares of Stater Series B 10.5% Voting Preferred Stock, stated value $100 per share (the "Stater Preferred Stock"), for the Company's common stock interest in Stater. In October 1996, the Company contributed this Stater Preferred Stock to Reading as part of the Stock Transaction. In August 1997, Stater repurchased the Stater Preferred Stock from Reading at its stated value of $69.365 million plus accumulated dividends.

     The Company provided consulting services to Stater pursuant to a consulting agreement (the "Stater Consulting Agreement"), under which it received a fee of $1.5 million per year until its termination in August 1997.

     Citadel:  In 1986, the Company acquired options to purchase 4.5% of the
     -------
outstanding common stock of CHC, a publicly traded company whose shares are listed for trading on the American Stock Exchange. The Company exercised those options in 1987, and by the close of that year owned approximately 9% of the outstanding common stock of CHC. Prior to August 1994, CHC was the holding company for Fidelity Federal Bank, FSB ("Fidelity"). In August 1994, as a result of the weakened financial position of Fidelity caused, in part, by declines in the Southern California real estate market and the Northridge earthquake, Fidelity consummated a recapitalization transaction in which CHC received certain real estate assets and litigation claims from Fidelity and CHC's interest was diluted, as a consequence of the issuance by Fidelity of new equity securities, from 100% to approximately 16%. Following that recapitalization, the Company during 1994 increased its voting interest in CHC from approximately 9% to approximately 25%, represented by 667,012 shares of CHC Common Stock and 1,329,114 shares of CHC 3% Cumulative Voting Convertible Preferred Stock (the "CHC Preferred Stock" and collectively with certain successor securities described in greater detail below, the "Citadel Preferred Stock"), and thereafter to approximately 48% at December 31, 1995 represented by 1,564,673 shares of CHC Common Stock and the Citadel Preferred Stock. In April 1995, the Company acquired two year warrants to purchase, at $3.00 per share, 666,000 shares of CHC Common Stock. The Company transferred its CHC Common Stock and Citadel Preferred Stock to Reading in 1996, and exercised its warrants in April 1997. Citadel redeemed the Citadel Preferred Stock in the fourth quarter of 1996. As of April 1998, the Consolidated Company holds 2,230,472 shares of CHC Common Stock representing approximately 33.4% of the voting power of CHC.

     At December 31, 1997, Citadel's assets had a book value for purposes of Citadel's consolidated financial statements on CHC's consolidated balance sheet of $28.8 million, consisting principally of two office buildings (located in Glendale, California and Phoenix, Arizona), 70,000 shares of REI Series A Convertible Preferred Stock, a 40% interest in certain agricultural partnerships, an 80% interest in Big 4 Farming LLC (a farming management company) and cash and cash equivalents. At that same date, Citadel had long term liabilities (consisting of mortgage debt on its two office properties) of $9.4 million. Citadel also holds a put option to put to Reading, through approximately April 2000, subject to certain limitations, all of its assets other than the Series A Convertible Preferred Stock, in exchange for REI common stock (the "Asset Put Option"). As of December 31, 1997, the Asset Put Option provides for a conversion price of $12.25 per share. The closing price of REI stock at December 31, 1997 was $12.75 per share.

     The Company's Chairman is the Chairman of CHC, and the Company's President is the Vice Chairman, Secretary, Treasurer and Principal Accounting Officer of CHC. The Company's Chairman and President constitute two of CHC's four directors. Citadel shares office space with the Company and receives certain administrative support services under a cost sharing arrangement between the two companies. Certain employees of Citadel provide consulting services to Reading Entertainment under a consulting agreement between CHC and REI. The two overlapping officers are separately compensated by Citadel for their services as directors of that company.

     Big 4 Ranch, Inc.:  On December 29, 1997, Citadel capitalized a wholly
     -----------------
owned subsidiary, Big 4 Ranch, Inc., with a cash contribution of $1,200,000 and then distributed 100% of the shares of Big 4 Ranch, Inc. to Citadel's common shareholders of record as of the close of business on December 23, 1997, as a spin-off dividend. The Consolidated Company received 2,213,043 shares or 33.4% of Big 4 Ranch, Inc. The Company recorded such distribution of Big 4 Ranch, Inc. as a reduction of its investment in Citadel in the amount of approximately $401,000 and a corresponding increase as investment in Big 4 Ranch, Inc., which is included in "Other Assets" at December 31, 1997. The Board of Directors and executive officers of Big 4 Ranch, Inc. are comprised of Edward L. Kane (a director of REI), William D. Gould and Margaret Cotter.

     Prior to the Spin-off, Big 4 Ranch, Inc. (owning 40%), Citadel (owning 40%) and Visalia LLC (owning 20%; a limited liability company controlled by Mr. James
J. Cotter, the Chairman of the Board of Craig, REI and Citadel, and owned by Mr. Cotter and certain members of his family) entered into three general partnerships, which partnerships on December 31, 1997 acquired approximately 1,580 acres of agricultural property in Kern County, California (purchase price amounting to approximately $7,600,000). The acquisition was financed by a 10-year purchase money mortgage in the amount of $4,050,000, a line of credit from Citadel and pro rata contributions from the Partners. Through the Consolidated Company's holding in Big 4 Ranch, Inc., and Citadel, the Company owns approximately 26.7% of such Partnerships at December 31, 1997. The Company's Chairman and President serve as two of the three members of the management committees of these three partnerships. The Agriculture Partnerships have each retained Big 4 Farming LLC (owned 80% by Citadel and 20% by Visalia) to farm their properties.

     HSH:  In January 1996, the Company formed a joint venture in the form of a
     ---
limited liability company (1) to acquire the rights for the Western United States to produce a woodfired Montreal style bagel, (2) to build a store to test the concept in the United States, and (3) if that concept proved successful, potentially to develop a chain of such stores. The founders of this joint venture and the holders of the remaining 50% membership interest in HSH are two individuals whose principal business is their employment as managing directors of an international investment banking firm. The venture has not, in the view of the company, been successful and the Company has notified its joint venture partners of its intent to work towards the liquidation of its investment. HSH is pursuing its options to sell its interests or close the store.

THE STOCK TRANSACTIONS
----------------------

     In October 1996, two transactions were approved by shareholders of REI, including a reorganization of Reading Company under a Delaware corporation, (the "Reorganization") and the Stock Transactions. Both transactions were completed on October 15, 1996.

     In the Stock Transactions, REI issued (i) 70,000 shares of Series A Voting Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") to Citadel, and granted certain contractual rights to Citadel including the Asset Put Option described herein in return for $7 million in cash and (ii) 550,000 shares of Series B Voting Cumulative Convertible Preferred Stock (the

"Series B Preferred Stock") and 2,476,190 shares of Common Stock to Craig in exchange for certain assets owned by Craig. The assets acquired by REI from Craig consisted of the 693,650 shares of Stater Preferred Stock, Craig's 50% membership interest in Reading International, of which an indirect wholly owned subsidiary of REI was the sole other member, and 1,329,114 shares of Citadel's Preferred Stock which were subsequently redeemed by Citadel.

     The Asset Put Option, exercisable at any time after October 15, 1996 and until 30 days after REI files its Annual Report on Form 10-K for the year ending December 31, 1999, gives to Citadel the option to sell assets subject to certain related liabilities (such as mortgages) to REI, for shares of REI Common Stock. With respect to the first $20 million in aggregate appraised value of assets, REI is obligated to deliver to Citadel that number of shares of REI Common
Stock determined by dividing the value of the Citadel assets by $12.25 per share. If the appraised value of the Citadel assets is in excess of $20 million, Citadel is entitled to receive Common Stock at the then fair market value of such securities for such excess, provided that Citadel is not entitled to sell more than $30 million of assets to REI under the Asset Put Option.

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

     Citadel has the right during the 90 day period beginning October 15, 2001, or in the event of a change of control of REI, to require REI to repurchase the Series A Preferred Stock at its stated value plus accrued and unpaid dividends plus, in the case of a change of control, a premium. In addition, if REI fails to pay dividends on the Series A Preferred Stock for four quarters, Citadel may, after April 15, 1998, require REI to repurchase the Series A Preferred Stock. Also, REI has certain rights to redeem the Convertible Preferred Stock at its option. Due to the redemption provisions, the Series A Preferred Stock has not been included as a component of Shareholders' Equity in the Consolidated Balance Sheet and is separately categorized as "Redeemable Preferred Stock of Reading."

DESCRIPTION OF BUSINESS
-----------------------

     General:  The Company's business is the identification, acquisition,
     -------
ownership and strategic management of controlling interests in other operating companies. The Company's business objective is to serve as a holding company and management resource to a diversified group of such operating companies. The Company is not in the business of investing, reinvesting or trading in securities. Over the past ten years, while the Company has reviewed a number of opportunities, the Company's efforts have focused primarily on three such companies: Reading (cinema exhibition and real estate development, Citadel (currently principally a real estate company) and Stater (retail grocery).

     Employees:  The Company's executives consist of Mr. S. Craig Tompkins
     ---------
(formerly a partner with Gibson, Dunn & Crutcher, and currently a director and the President of the Company, the Vice Chairman of REI, the Vice Chairman, Secretary, Treasurer and Principal Accounting Officer of CHC, the President of Citadel Agriculture, Inc., and a member of the management committees of various agricultural partnerships in which Citadel and Big 4 Ranch, Inc. hold ownership interests), Ms. Robin Skophammer (formerly a partner with KPMG Peat Marwick, and a director of SBH and currently the Chief Financial Officer of the Company) and Ms. Ellen Cotter (formerly with White & Case and currently the Vice President - Business Affairs of the Company and of Reading). Mr. James J. Cotter, the Company's Chairman, is the Chairman of REI, the Chairman of CHC and a director of SBH, and provides services to the Company pursuant to a consulting arrangement. Mr. Cotter owns, assuming exercise of his outstanding options, 26.8% of the Company's then issued equity securities and, together with other securities which Mr. Cotter has beneficial voting ownership, represents approximately 52.8% of the voting securities of the Company. In addition, the Company has two administrative employees. The Company considers its relations with its employees to be good.

     Properties: Although the ownership of real estate is an important element
     ----------
of the business of Reading and Citadel, the Company does not directly own any real estate other than a condominium property in a high rise residential building located in Hollywood, California. The Company has a lease expiring in 2001 for approximately 5,000 square foot of office space in a Downtown Los Angeles high rise, which it uses as its principal executive offices and shares with Citadel and is the guarantor of the lease of approximately 3,500 square feet of space utilized by HSH for its store. The HSH lease provides for basic and percentage rent and has a term ending in 2006, but is terminable at the option of HSH in 1999 for a cancelation fee of $45,000. The Company does not guarantee any of the leasehold or other obligations of any of its other affiliates.

     Reading Entertainment, Inc.: Set forth below is a more detailed discussion
     ---------------------------
of the businesses conducted by Craig's majority owned subsidiary, Reading.

     At December 31, 1997, the Company held 5,165,516 shares of REI Common Stock and 550,000 shares of REI Series B Preferred Stock, which together represent approximately 78% of the voting power of REI. The Series B Preferred Stock is junior to the 70,000 shares of REI Series A Preferred Stock

(aggregate stated value $7 million) held by Citadel, has a stated value and liquidation preference of $100 per share, has a cumulative dividend of 6.5% and is entitled to cast 9.64 votes per share, voting together with the holder of the REI Common Stock and the Series A Preferred Stock on any matter presented to the shareholders of REI, as well as customary class voting rights. Each share of the Company's Series B Preferred Stock is convertible into shares of REI Common Stock at a conversion price of $12.25 each, subject to adjustment on certain events, at any time after April 15, 1998. For financial statement purposes, REI is consolidated as a majority owned subsidiary of the Company and, accordingly, the Company's investment in REI is eliminated in the December 31, 1997 and 1996 consolidated financial statements.

READING BUSINESS

READING GENERAL

     Reading Entertainment, Inc., a Delaware corporation ("REI"" and collectively with its various subsidiaries and predecessors, "Reading""), was formed in 1996 to effect a reorganization of Reading Company under a Delaware holding company. Initially organized in 1833, Reading's predecessors have been doing business in the United States for approximately 165 years.

     Prior to the creation of the Consolidated Rail Corporation ("Conrail"), Reading was principally in the transportation business, owning and operating the Reading Railroad. Following the transfer of substantially all of its rolling stock and active rail lines to Conrail in 1976, Reading pursued a number of endeavors including the development of One Reading Center (a 600,000 square foot office complex located in Philadelphia) and initiated the activities which led to the development of the Pennsylvania Convention Center on land originally utilized by Reading for railroad operating purposes. Since 1976, Reading has reduced its railroad real estate holdings from approximately 700 parcels and rights-of-way to 25.

     In 1993, following the sale of its last major railroad real estate asset, the Reading Terminal Headhouse, and a thorough review of the opportunities available to it, Reading determined to refocus its activities on the "Beyond-the-Home" or real estate based segment of the entertainment industry. Since that date, Reading has acquired and expanded a chain of multiplex cinemas in Puerto Rico ("CineVista") featuring conventional film product; begun through the acquisition of two existing multiplex cinemas and the construction of a third multiplex cinema, the development of a chain of cinemas in the United States featuring principally art, specialty and sophisticated or upper end conventional film product (the "US Circuit"); and begun through the acquisition of one existing multiplex cinema and the construction of two new multiplex cinemas, the development of a chain of cinemas in Australia featuring conventional film product ("Reading Cinemas"). In addition, Reading has entered into various agreements which are expected to add a material number of new screens to each of its Puerto Rico, US and Australian operations in future periods.

     In Australia, Reading is also in the real estate development business, focusing upon the development of entertainment centers, typically consisting of a multiplex cinema, complementary restaurant and retail uses, and convenient parking, principally located on land owned or controlled by Reading.

     In recognition of the significant amounts of capital required to compete in the cinema exhibition and real estate development businesses, and in furtherance of its plan to focus on the development of cinemas and cinema based entertainment centers, on October 15, 1996, the reorganization and stock transactions were consummated.

     Reading, where feasible, prefers to own the land on which it constructs its cinemas. In the United States and Puerto Rico, a variety of factors (including land acquisition costs and competition from well established and well financed developers) have caused Reading to focus on leasehold sites. However, an ownership oriented approach is being pursued in urban centers in Australia. This will necessarily mean that many of Reading's projects will be much more capital intensive, have longer lead times and entail greater development risks than would the development of cinemas in leased facilities in established malls. To date, Reading Australia has acquired, or has contracts giving it the right to acquire, 4 potential entertainment center sites, consisting of over 1 million
square feet of land area.   Reading Australia has also acquired a 50% joint
venture interest in an existing 150,000 square foot shopping center in the Melbourne area of Victoria, which it is studying as a candidate for redevelopment as an entertainment center. Accordingly, Reading Australia business plan involves a material amount of development risk. Due principally to the scope and extent of its development activities in Australia, Reading views itself as being involved in essentially two lines of business, the development and operation of cinemas in Puerto Rico, the United States and Australia and the development and operation of entertainment centers in Australia.

     Most of these entertainment center projects are in the early stage of development. While one of the entertainment center projects involves the redirection of an existing and cash flowing shopping center, none of these entertainment projects have reached the construction phase. Three of the Company's existing entertainment centers projects, representing approximately 880,000 square feet of land area, have completed or substantially completed the zoning and entitlement process. The zoning on the fourth is currently subject to litigation. No approvals have been sought with respect to the redevelopment site. It is not anticipated that construction of any entertainment center projects will commence in Australia until the later half of 1998. Further, Reading Australia continues to encounter significant opposition to this project from established Australian cinema operators and shopping center landlords.

     In addition to its principal activities, Reading continues to wind up its historic railroad related activities, including the sale or other exploitation of its residual real estate interests and, to lease equipment to third parties. Reading Australia also owns a 50 acre property assemblage located in the greater Melbourne area. Originally acquired in 1996 as a potential entertainment site, the property is currently held for non-cinema development. Reading Australia is reviewing its alternatives with respect to the site.

     Shares of the common stock, par value $.001 per share (the "Common Stock"), of REI are quoted on the Nasdaq National Market ("NNM") and trade on the Philadelphia Stock Exchange under the symbols RDGE and RDG, respectively.

DESCRIPTION OF READING BUSINESS
-------------------------------

     Reading is primarily engaged in the real estate development business in Australia (focusing on the development in Australia of cinema based entertainment centers) and in the multiplex cinema exhibition business (focusing on the market for multiplex complexes featuring principally commercial film in Puerto Rico and Australia, and featuring principally art, specialty and more sophisticated upper-end film product in the United States). While exceptions may be made with respect to certain well-situated cinemas with proven or projected draw as art and specialty houses, it is Reading's general intention to develop or acquire state of the art multiplex venues. With respect to new construction, it is Reading's intention to concentrate primarily upon a stadium seating format, and to feature wall-to-wall screens with state-of-the-art projection and sound. Reading's entertainment centers will typically be centered around a multiplex cinema, and feature complimentary retail and restaurant facilities and convenient on-site parking.

Puerto Rico (CineVista)
-----------------------

     Acquired effective July 1, 1994, for a cash purchase price of $22.7 million (inclusive of acquisition expenses in the amount of $323,000), CineVista at the date of its acquisition by Reading operated motion picture exhibition facilities consisting of 36 screens in six leased locations in Puerto Rico. Since that date, CineVista has added fourteen screens in two new complexes. In addition, an eight screen complex is under development to replace an out-of-date six-screen facility (currently expected to open in June 1998). Reading has entered into a lease to develop and operate twelve screens in a regional shopping center (currently anticipated to open in 1999) and is negotiating the expansion, from an original ten to eighteen screens, of a complex located in the largest shopping center in Puerto Rico. Reading is also negotiating with respect to additional multiplex sites on the island. No assurances can be given that such negotiations will result in operating facilities.

     In Puerto Rico, Reading has determined to concentrate on multiplex cinemas located on leasehold properties, and the exhibition of conventional film product. Generally speaking, Reading's current and future development are being constructed either in existing regional malls with proven foot traffic and self contained parking or in new centers being developed by experienced and well financed developers. All of CineVista's theaters are modern multi-screen facilities.

     The CineVista chain is managed by the Reading, principally through management and administrative staff located in San Juan, Puerto Rico.

     Puerto Rico is a self-governing Commonwealth of the United States with a population of approximately 3.8 million people. Puerto Rico exercises control over internal affairs similar to states of the U.S.; however, the relationship with the United States Federal Government is different than that of a state. Residents of Puerto Rico are citizens of the United States, but do not vote in national elections and, with certain exceptions, do not pay federal income taxes. Income taxes are paid instead under a system established by the Commonwealth. In recent years, there have been two major views concerning the future relationship with the United States Government; one favoring statehood and the other favoring continuation of commonwealth status. In 1993, Puerto Rico voters were asked in a plebiscite to express their preference for statehood (48.4%), commonwealth status (46.2%) or independence (4.4%). The US House of Representatives has passed and there is before the Senate a bill which, if passed by the Senate and signed by the President, would permit Puerto Rico to vote to i) continue its status as a commonwealth, ii) convert to statehood or
iii) elect independence. Reading cannot now determine what effect, if any, any vote which would change the status of Puerto Rico might have upon its investment in CineVista. The United States mainland is Puerto Rico's largest trading partner.

     During the last four years, Puerto Rico has undergone significant retail shopping center development. During this period, the number of multiplex theaters has increased substantially. The principal competitor, Caribbean Cinemas, a privately-owned company, has opened three complexes representing approximately 33 screens in the San Juan metropolitan area since the beginning of 1996. All of these complexes were under development at the time the Company purchased its interest in CineVista. These new screens have adversely affected Reading's current operations, reducing in the near term the market share from approximately 42% in 1995 to approximately 26% percent in 1997. Reading believes that, while CineVista has an opportunity to expand its operations through the development of new multiplex theaters and improvement of its existing operations, the Puerto Rico market will be substantially built out by the year 2000. It is unlikely that Reading will develop more than an additional 20 to 30 screens in Puerto Rico over the next three years (excluding the 30 screens currently under development).

     CineVista derives approximately 70% of its revenues from box office receipts. Ticket prices vary by location, and provide for reduced rates for senior citizens and children. Box office receipts are reported net of a 10% excise tax imposed by Puerto Rico. Show times and features are placed in advertisements in local newspapers with the costs of such advertisements paid by CineVista. Film distributors may supplementally advertise certain feature films with the costs generally paid by distributors.

     Concession sales account for approximately 25% of total revenues. Concession products primarily include popcorn, candy and soda. CineVista has implemented training programs and incentive programs and experiments with product mix changes with the objective of increasing the amount and frequency of concession purchases by theater patrons.

     Screen advertising revenues contribute approximately 4% of total revenues. CineVista has agreements with a major soft-drink bottler and an independent advertising production company to show advertisements on theater screens prior to feature film showings. Other sources of revenue include revenues from theater rentals for meetings, conferences, special film exhibitions and vending machine receipts or rentals.

     Licensing/Pricing: Films are licensed under agreements with major film
     ------------------
distributors and several local distributors specializing in films of special interest to residents of Puerto Rico. Puerto Rico regulations generally require that film exhibitors be provided with an opportunity to view films prior to submitting bids, that film distributors provide advance notice of films which will be provided to the market, and are generally designed to preclude anti-competitive practices. Films are licensed on a film-by-film, theater-by-theater basis. Generally, film payment terms provide for payment to film distributors under various formulae which provide for payments based upon a percentage of gross box office receipts.

     CineVista licenses film from substantially all of the major United States studios and is not dependent upon any one film distributor for all of its product. However, in the event Reading was unable to license film from a major studio, such lack of supply could have a material effect upon CineVista's business. CineVista believes that the popularity of the Puerto Rico exhibition market and Puerto Rico rules governing film licensing make such a situation unlikely. In 1997, films licensed from CineVista's four largest film suppliers accounted for approximately 65% of CineVista's box office revenues.

     Competition:  Reading believes there are approximately 29 first-run movie
     ------------
theaters in daily operation with approximately 179 screens in Puerto Rico.
Based upon number of screens, box office revenues and number of theaters, CineVista is the second largest exhibitor in Puerto Rico, with the two largest exhibitors accounting for over 99% of the box office revenues recorded in 1997, measured by theaters in daily operation. Competition among the theater exhibitors exists not only for theater patrons within certain geographic areas, but also for the licensing of films and the development of new theater sites. The number of sites suitable for multiplex cinemas is limited. Competitors of CineVista are expected to continue to open theaters competitive with those of CineVista. Since the beginning of 1996, the Company's principal competitor has opened three complexes in the San Juan metropolitan area, adding 33 screens, all of which are competitive with the CineVista theaters, and which have attracted business that would otherwise have gone to theaters owned by CineVista. This competitor has at least 2 additional competitive theaters under development, which are expected to add 30 screens to the San Juan market.

     In Puerto Rico, Reading's strategy has been to build generally higher quality cinemas, with larger seats, more leg room and better sound than those constructed by its principal competitor, and to seek out and build in either well established retail centers with adequate parking on-site or in connection with the development of new retail centers being developed by experienced and well financed developers. All of the screens currently under construction are stadium design and CineVista currently intends to make this stadium design structure a consistent element of its cinemas. CineVista principal competitor has historically constructed conventional auditoriums, with fewer amenities.

     Seasonality:  Most major films are released to coincide with the summer
     ------------
months, when schools are closed or the winter holiday seasons. Accordingly, CineVista has historically recorded greater revenues and earnings during the second half of the calendar year.

     Employees: CineVista has approximately 200 employees in Puerto Rico,
     ----------
approximately 15 of whom are employed under the terms of a collective bargaining agreement. The collective bargaining agreement expires in May 2000. The Company believes its relations with its employees in Puerto Rico to be good.

Domestic Cinemas (Angelika Film Centers)
----------------------------------------

     On August 27, 1996, Reading and Sutton Hill Associates ("Sutton Hill"), a New York cinema exhibitor, acquired, for approximately $12,570,000 (inclusive of $529,000 in acquisition costs), the Angelika Film Center (the "NY Angelika"), a multiplex theater located in the Soho district of New York City and which Reading believes to be the premier specialty theater in the United States. The Company and Sutton Hill formed a limited liability company, Angelika Film Centers LLC ("AFC"), to hold their interest in the NY Angelika.

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

     Reading is currently working to develop additional Angelika Film Centers in major urban areas located throughout the United States. It is not currently anticipated that City Cinemas would participate in centers located outside of New York City. In accordance with Reading's business plan, in February 1997, Reading entered into an agreement for the construction and lease of property and in December 1997 opened a 1,480-seat, eight-screen, 31,700 square foot art and specialty cinema and cafe facility at the Bayou Place entertainment center in Houston, Texas. The complex sits over a 3,500-car parking garage and is located in the middle of Houston's theater district. In December 1997, the Company acquired from United Artists an existing 1,066 seat, five screen, 18,100 square foot facility located in Minneapolis, at which Reading intends to exhibit a combination of conventional and art and specialty film under the Reading Cinemas name. Reading has signed a lease with respect to the development of an additional 12 screen Reading Cinema complex, has leases under negotiation with respect to an additional 25 screens in three new Angelika complexes, has projects representing an additional 10 screens in two additional complexes under various letters of intent, and is currently in discussions with owners and developers with respect to a number of additional potential locations. No assurances can be given, however, that any of these negotiations will result in operational theaters.

     AFC is managed by City Cinemas Corporation ("City Cinemas"), a cinema management company owned by Sutton Hill, pursuant to the terms of a management agreement (the "NY Management Agreement"). The NY Management Agreement provides for City Cinemas to manage the NY Angelika for a minimum annual fee of $125,000 plus an incentive fee equal to 50% of annual cash flow (as defined in the NY Management Agreement) over specified levels, provided, however, that the maximum annual fee (minimum fee plus incentive fee) may not exceed 5% of the NY Angelika's annual revenues. In addition, the Company has out-sourced certain theater level management services with respect to the remainder of its domestic cinemas by entering into a second management agreement with City Cinemas. Under the terms of the second agreement, City Cinemas has agreed to provide cinema management, human resources and accounting services for Reading's remaining domestic cinemas for a fee equal to 2.5% of the gross revenues generated by such theaters. This arrangement has allowed the Company to defer the cost of indemnifying and retaining full time employees to perform such functions, until such time as it has acquired a critical mass of screens domestically.

     While major chains specializing in conventional wide release film product also may exhibit art and specialty product from time to time, these chains have typically limited themselves to the exhibition of such crossover art films as The English Patient, Pulp Fiction, Emma, Shine and Chasing Amy. This may change as more megaplex complexes with sixteen or more screens are constructed, particularly if the number of films released by the distributors of conventional wide release film product decreases or if art and specialty film develops in popularity to the point where it enjoys a wider release than is currently typically the case with such films. Current levels of film production continue to provide megaplex exhibitors with sufficient film products to make such exhibitors inconsistent sources of screens for the distributors of art and specialty film. Art cinema complexes, which typically do not exhibit conventional wide release films, are accordingly currently a more consistent source of screens to the distributors of art and art specialty film.

     Licensing/Pricing: Art and specialty films are available from many sources
     -----------------
ranging from the divisions of the larger film distributors specializing in the distribution of specialty films to individuals that have acquired domestic rights to one film. Generally, film payment terms are based upon an agreed percentage of box office receipts.

     Competition: In most markets, art and specialty film is currently exhibited
     -----------
at older independently owned one and two screen theater complexes. Few such independent exhibitors operate cinemas in more than one metropolitan area. Reading believes that the exhibition of first run art and specialty films is a niche business, in some ways distinct from the business of exhibiting bigger budget wide release films. At the present time, the only national chain specializing in art and specialty film is Landmark Theaters which operates approximately 140 screens in approximately 50 locations, principally in California and Washington. Many larger cities have smaller chains which operate in one to five locations. In addition, General Cinemas has announced a joint venture with the Sundance Institute to develop cinemas specializing in the exhibition of independent film. No specific projects have, however, been opened by this joint venture.

     Reading believes that there is currently a window of opportunity to construct, in a number of under-serviced urban markets, a nationwide chain of state-of-the-art multiplex cinemas specializing in art and specialty and in more sophisticated higher end film product. Reading further believes that the distributors of such films may favor distribution of art and specialty film to such a specialized chain as opposed to distribution to conventional megaplex operators, since megaplex operators will typically prefer to exhibit mainstream bigger budget film rather than art product and, accordingly, may not be as consistent and as dependable a source of screens as exhibitors who show only art and specialty film product. Reading also believes that patrons of art and specialty film may prefer a cinema experience that is different from that offered by a megaplex complex and that the familiarity and goodwill associated with the Angelika name and the strength of Reading's balance sheet may give the Company a competitive advantage over other independent exhibitors of art and specialty films.

     Reading also believes that it may be better positioned than its principal competitors in the market for art and specialty film due to its financial condition and strategic presence in the Manhattan market. However, the cinema industry is currently in a state of significant change, as illustrated by the significant number of multiplex and megaplex theaters which have been constructed or announced in recent periods, and no assurances can be given that Reading's plans can be successfully implemented. Due to the relatively small scale of Reading's current domestic operations and the geographical dispersion of its US cinemas, Reading may have difficulty securing certain film product due to competitive pressures of larger domestic cinema chains or more regionally concentrated exhibitors, and faces competition from sites from much larger and better known competitors.

     Seasonality: The exhibition of art and specialty film, while still somewhat
     ------------
seasonal in nature, is less so than the film exhibition business generally. Art and specialty films tend to be released more evenly over the course of the year and, if successful, to enjoy a longer run than wide release films. The popularity of art and specialty film has increased significantly in recent years, grossing domestically approximately $112,000,000, $244,000,000, $372,000,000, $355,000,000, $500,000,000 and $525,000,000 in 1992 through 1997, respectively, (based upon management estimates).

     Employees: City Cinemas employs approximately fifty employees pursuant to
     ---------
the management agreements with Reading in the operations of the Reading's U.S. cinemas, three of whom are employed under the terms of a collective bargaining agreement which expires in October 1998. Reading has approximately fifteen executive and administrative staff which, while located in the United

States, provide service with respect to all of Reading's operations.

Reading Australia
-----------------

     Reading commenced activities in Australia in mid-1995, and currently conducts business in Australia through its wholly-owned subsidiary, Reading Australia Pty. Limited ("RAPL" and, collectively with its various subsidiaries, "Reading Australia"). Reading Australia is currently engaged in the development and operation of multiplex cinemas featuring conventional film product and the development of entertainment centers. Presently, Reading Australia operates sixteen screens at two leased and one owned location. Reading Australia has signed agreements to lease, leases or management agreements for an additional forty-three screens in four locations, three of which presently have all necessary land use approvals, and is currently in discussions with respect to a number of additional potential sites.

     Reading Australia is also currently engaged in the development of entertainment centers which will typically consist of a multiplex cinema, complementary restaurant and retail facilities, and convenient parking, all on land owned or controlled by Reading Australia. At the present time, Reading Australia owns two locations (representing over 300,000 square foot of developable land), and has contractual rights to acquire two other locations (representing over 750,000 square foot of developable land) for entertainment center purposes. None of these properties currently produce any cash flow. Reading Australia also owns a 50% joint venture interest in an existing 150,000 square foot shopping center located on leased land in the Melbourne area of Victoria, which it is currently evaluating as a potential site for redevelopment as an entertainment center.

     The five potential entertainment center sites described above (calculated inclusive of the one existing shopping center) include the potential for the development of in the range of an additional 55 screens. Land use permits have been granted or approval with respect to the two owned entertainment center sites, one of which grant is currently being challenged by the owner of a competing shopping center, and the two entertainment center sites under
contract.   No applications have yet been made with respect to the shopping center site, where cinema use should be "as of right" under existing Australian land use policies. However, historically, the Company's attempts to get necessary land use approvals have been strenuously opposed by competing cinema operators and shopping center landlords, and no assurances can be given that needed land use approvals will be obtained, or if obtained, that they will be upheld on appeal.

     Summarized below are the entertainment center projects currently under development by Reading Australia:

                                                                                           Estimated
                                                     Approximate     Approximate          Development
                                   Land Size            Land          Cinema Size        Size in Square
                                   in Square           Purchase        in Square          Footage of
         Site                       Footage             Price            Feet            Improvements
         ----                       -------             -----            ----            ------------
Auburn, NSW(5)                      522,720          $6,800,000          60,000             210,000
Frankston, Victoria                 227,750                 N/A(1)       64,000              94,000
Moonee Ponds, Victoria(2)           129,949          $4,200,000          54,000             103,000
Newmarket, Queensland(3)            172,160          $4,500,000          49,000             161,000
Whitehorse, Victoria(3)(4)          171,365          $1,600,000          60,000             230,000

________________


     (1) Under the applicable development agreement, Reading Australia is required to make certain infrastructure improvements which are estimated to cost approximately $4,000,000 in consideration of a grant to the underlying land.
     (2)  Property acquired in March 1998.
     (3)  Property acquired prior to December 31, 1997.
     (4) The Company holds a 50% interest in this shopping center. Purchase price does not include $1,400,000 loan to the Company's joint venture partner in this development. The center currently consists of approximately 150,000 square feet of net leasable area which amount is not included in the capitalized Estimated Developments Size column, above.
     (5)  Property not yet acquired.

     In addition to the above, Reading Australia has accumulated, as the consequence of three separate acquisitions, a 50 acre site in Burwood, Victoria. This site was originally acquired for approximately $7.3 million for development of a mega-plex cinema. However, such use is currently prohibited as a consequence of an adverse land use determination, which negated certain permits for the constructions of cinemas on the site. These permits were in place at the time the land was acquired. Due to the size of the accumulation and its location at the demographic center of the greater Melbourne metropolitan area, Reading believes that the accumulation has value over and above its original purchase price and is currently reviewing its options as to potential development alternatives for the site.

     One of the currently operating cinemas, located in Townsville, Queensland, is owned by Australia Country Cinemas Pty, Limited ("ACC"), a company owned 75% by a subsidiary of Reading Australia and 25% by a company owned by a consultant to the Company and an Australian national familiar with the market for cinemas in country towns. ACC has a limited right of first refusal to develop cinema sites identified by Reading Australia or such individual in country towns.

     At the present time, Reading's activities in Australia are principally in the nature of speculative real estate development. While, in each case, Reading Australia would be its own anchor tenant, the success of the real estate aspects of Reading Australia's business will depend upon a number of variables and are subject to a number of risks, some of which are outside of Reading Australia's control. These variables and risks include, without limitation:

    . construction risks, such as weather, unknown and unknowable site conditions, and the availability and cost of materials and labor;

    . leasing risk with respect to ancillary space being constructed in connection with the entertainment centers -- in certain cases such ancillary space constitutes a substantial portion of the net leasable area of a particular entertainment center and there is not presently any established Australian market for entertainment center space;

     . political risk, such as the possible change in mid-stream of existing zoning or development laws to accommodate competitive interests (such as occurred at Burwood); and

     . financing risks, such as the risk of investing US dollars in Australia during times of currency exchange rate instability, and the difficulties of acquiring construction finance while the great majority of the projects are developmental in nature.

     In light of the opposition encountered to date, no assurances can be given that Reading will be able to accomplish its business objectives in Australia. Furthermore, even if those objectives are eventually achieved, the realization of these objectives will likely require a longer period of time and a greater level of developmental costs than originally anticipated. While Reading remains committed to its plans with respect to Australia, no assurances can be given that Reading will be able to obtain all of the governmental approvals needed to develop its entertainment center sites or that such sites will attract its ancillary tenancies required for a profitable project. Reading does not anticipate that it will have any of its entertainment centers locations open before late 1999, at the earliest.

     Reading Australia's cinemas are managed by employees of the company, however, at the present time, Reading Australia does make use of an independent booking firm for the booking of film product. This will likely continue until Reading has sufficient screens operating in Australia to justify the cost of a full time film buyer.

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

     Australia does not restrict the flow of currency into the country from the U.S. or out of Australia to the United States. Also, subject to certain review procedures, U.S. companies are typically permitted to operate businesses and to own real estate.

     Licensing/Pricing: Films are licensed under agreements with major film
     -----------------
distributors and several local distributors who distribute specialized films. Film exhibitors are provided with an opportunity to view films prior to negotiating with the film distributor the commercial terms applicable to its release. Films are licensed on a film-by-film, theater-by-theater basis. Reading Australia licenses films from all film distributors as appropriate to each location. Generally, film payment terms are based upon various formulas which provide for payments upon a specified percentage of gross box office receipts.

     Competition: The film exhibition business in Australia is concentrated and,
     -----------
to a certain extent, vertically integrated. The principal exhibitors in Australia include Village Roadshow Limited ("Village") with approximately 156 screens, Greater Union and affiliates with approximately 308 screens and Hoyts Cinemas ("Hoyts") with approximately 166 screens. Independents as a group operate approximately 560 screens.

     Greater Union is the owner of Birch Carroll & Coyle and a part owner of Village. All new multiplex cinema projects announced by Village are being jointly developed by Greater Union, Village, and Warner Bros. Hoyts has announced plans to add approximately 140 new multiplex screens.

     These companies have substantial capital resources. Village had a publicly reported consolidated net worth of approximately A$830 million at June 30, 1997. The Greater Union organization does not separately publish financial reports, but its parent, Amalgamented Holdings, had a publicly reported consolidated net worth of approximately A$288 million at June 30, 1997. Hoyts Cinemas had a net worth of approximately A$237 million at March 1997.

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

     In the view of Reading, the principal competitive restraint on the development of its business in Australia is the availability of sites. The principal competitors and certain major commercial landlords are currently attempting to use the historical course of land use development in Australia to prevent the construction of freestanding cinemas in new entertainment oriented complexes, particularly where those complexes are located outside of an established Central Business District or shopping center development. Competitors or shopping center landlords typically contest the suitability of Reading Australia's projects, resulting in appeals to applicable land tribunals and delays in development. In the case of the Company's 50-acre site at Burwood, the Minister for Planning and Local Government preempted local zoning authorities to prohibit Reading Australia's intended development of a 25-screen cinema complex, which would have competed with complexes owned by the principal theater operators in Australia and located in shopping centers owned by some of the principal retail landlords in Australia.

     Seasonality: Major films are generally released to coincide with the school
     -----------
holiday trading periods, particularly the summer holidays. Accordingly, Reading Australia would expect to record greater revenues and earnings during the first half of the calendar year.

     Employees: Reading Australia has fifteen full time executive and
     ---------
administrative employees, and approximately 80 theater employees.

FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS AND FOREIGN AND DOMESTIC
----------------------------------------------------------------------------
OPERATIONS
----------

     See Footnote 19 to the Consolidated Financial Statements included elsewhere herein.

ITEM 2.  PROPERTIES

CRAIG PROPERTIES

     Although the ownership of real estate is an important element of the business of Reading and Citadel, the Company does not directly own any real estate other than a condominium property in a high rise residential building located in Hollywood, California which the Company uses as executive offices and which is available to the directors of the Company while they are in Los Angeles. The Company has a lease expiring in 2001 for approximately 5,000 square foot of office space in a Downtown Los Angeles high rise, which it uses as its principal executive offices and shares with Citadel and is the guarantor of approximately 3,500 square feet of leased space utilized by HSH for its prototype store. The HSH lease provides for basic and percentage rent, has a term ending in 2006, but is terminable at the option of HSH in 1999 for a cancelation fee of $45,000. The Company does not guarantee any of the leasehold or other obligations of any of its affiliates.

READING PROPERTIES

REI Executive and Administrative Offices
----------------------------------------

     REI leases approximately 6,600 square feet of office space in center city Philadelphia. A subsidiary of Reading shares office space in New York City with City Cinemas. This space approximates 2,600 square feet, and the cost is shared equally by City Cinemas and REI.

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

Domestic Partnership Properties
-------------------------------

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

Other Domestic Non-Entertainment Real Estate
--------------------------------------------

     When Reading's railroad assets were conveyed to Conrail, Reading retained fee ownership of approximately 700 parcels and rights-of-way located throughout Pennsylvania, Delaware, and New Jersey. Approximately 11 parcels and rights-of-way located outside of center city Philadelphia are still owned by Reading. The parcels consist primarily of vacant land and buildings, some of which are leased.


Reading Australia Properties
----------------------------

     Reading Australia maintains leased offices in Melbourne and Sydney, Australia. The total leased space is approximately 9,500 square feet of which 3,500 square feet is occupied pursuant to a short term lease and 6,200 square feet which is occupied under a lease with a minimum of four years with renewal options. In December 1995, Reading Australia acquired a 50 acre site in a suburban area outside of Melbourne. Reading Australia had intended to build a multiplex theater on this site but the Minister for Planning and Local Government has intervened to negate certain permits which were in place at the time the land was acquired. Reading Australia believes that the site has value as an assemblage for other uses, even if it is unable to develop the site as a theater.

Entertainment Properties
------------------------

     The Company currently leases approximately 262,175 square feet of completed theater space in the United States, Puerto Rico and Australia, as follows:

                                            Aggregate             Approximate Range of
                                             Square                 Terms (including
                                             Footage                    renewals)
                                             -------                    --------
             United States                    72,650                    10-40 years
             Puerto Rico                     135,490                    15-40 years
             Australia                        54,035                    29-40 years

     In addition, Reading has signed leases or agreements to lease with respect to additional to-be-built theater space of 46,000 square feet in the U.S., 50,000 square feet in Puerto Rico, and approximately 130,000 square feet in Australia. These leases have average terms (including renewals) of forty years and fifty years including renewal options and average base rents totaling $760,000. Reading Australia has also entered into an agreement to lease a site on which it intends to build a 48,000 square foot cinema. The lease provides for a one-time payment of approximately $850,000 for its two hundred year term.

     The Company currently owns 300,000 square fee comprised of two sites and has contracted to purchase or otherwise acquire 750,000 square feet of land comprised of two sites for the construction of cinemas and entertainment complexes in Australia.

     Reading Australia also owns a 50% joint venture interest in a shopping center located on leased land in the Melbourne area of Victoria, and is currently studying the possibility of redeveloping such facility as an entertainment center.

ITEM 3.  LEGAL PROCEEDINGS

CRAIG LEGAL PROCEEDING

     The Company has been named in certain litigation resulting from the Stock Transactions in October 1996. That litigation is described separately below under the heading "Stock Transaction Litigation."

READING LEGAL PROCEEDINGS

Environmental
-------------

  Reading Company has been advised by the Environmental Protection Agency ("EPA") that it is a potentially responsible party ("PRP") under environmental laws including Federal Superfund legislation ("Superfund") for a site located in Douglassville, Pennsylvania. In 1995, the federal district court judge who presided over Reading Company's bankruptcy reorganization ruled that all liability asserted against Reading Company relating to the site was discharged pursuant to the consummation order issued in conjunction with Reading Company's bankruptcy on December 31, 1980. The decision was upheld on appeal.

Redevelopment Authority of the City of Philadelphia v. Reading
--------------------------------------------------------------

  On December 12, 1997, the Redevelopment Authority filed an action in the Philadelphia Court of Common Pleas which relates to the 1993 sale of the Headhouse property by Reading to the Authority. Plaintiff has alleged discovery of various contaminants -- asbestos, PCB's lead paint -- and alleges past and future clean-up costs in excess of $1,000,000. The action is based upon theories of contract and state environmental laws. Reading has denied liability and intends to vigorously defend. It is Reading's opinion that the Authority's claim in meritless in that Reading adequately disclosed the condition of the property and expressly limited its representations made in connection with the sale.

Stock Transaction Litigation
----------------------------

  In September 1996, the holder of 50 shares of REI Common Stock commenced a purported class action on behalf of Reading's minority shareholders owning Reading Company Class A Common Stock in the Philadelphia County Court of Common Pleas relating to the Reorganization and Stock Transactions. (See Note 13 to the Consolidated Statements contained elsewhere herein). The complaint in the action (the "Complaint") named Reading, Craig, two former directors of Reading (directors of Craig) and all of the current directors of Reading (other than Gregory R. Brundage) as defendants. The Complaint alleged, among other things, that the Independent Committee (set up to review the transactions) and the current and former directors of Reading breached their fiduciary duty to the minority shareholders in the review and negotiation of the Reorganization and Stock Transactions and that none of the directors of Reading were independent and that they all were controlled by James J. Cotter, Craig or those controlled by them. The Complaint also alleged, in part, that the defendants failed to disclose the full future earnings potential of Reading and that Craig would benefit unjustly by having its credit rating upgraded and its balance sheet bolstered and that the value of the minority shareholders' interest in Reading was diluted by the transactions. The Complaint sought injunctive relief to prevent the consummation of the Stock Transactions and rescission of the Stock Transactions if they were consummated and divestiture by the defendants of the assets or shares of Reading that they obtained as a result of the Stock Transactions, and unspecified damages and other relief.

  In October 1996, all of the defendants filed preliminary objections to the Complaint and thereafter, by agreement of the parties and Order of the Court, Reading was dismissed as a defendant without prejudice. Plaintiff dismissed with prejudice his request for preliminary and permanent injunctive relief to prevent the consummation of the Stock Transactions and his request to rescind and set aside the Stock Transactions.

  In November 1996, plaintiffs filed an amended complaint against all of Reading's present directors, its two former directors and Craig. The amended complaint does not name either REI or Reading Company as a defendant. The amended complaint essentially restates all of the allegations contained in the Complaint and contends that the named defendant directors and Craig breached their fiduciary duties to the alleged class. The amended complaint seeks unspecified damages on behalf of the alleged class and attorneys' and experts' fees.

  On April 24, 1997, plaintiff filed a purported derivative action against the same defendants. This action included claims substantially similar to those asserted in the class action and also alleged waste of tax benefits relating to the Company's historic railroad operating losses. Reading moved to dismiss this case for failure by the plaintiff to comply with the mandated procedures for bringing such an action. On January 23, 1998, the Court dismissed the derivative action. Reading and Craig intend to pursue recovery of counsel fees expended in the defense of the case. The dismissal of the derivative action does not affect the class action case, nor does it preclude reassertion to the claims contained in the derivative action.

  Management believes that the allegations contained in the Amended Complaint are without merit and intends to vigorously defend the directors in the matter. Reading has Directors and Officers liability insurance and believes that the claim is covered by such insurance.

OTHER CLAIMS
------------

  Reading and Craig are not a party to any other pending legal proceedings or environmental action which management believes could have a material adverse effect on its financial position.

ITEM 4.  SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDINGS

     At the Company's 1997 Annual Meeting of Shareholders held on December 15, 1997, shareholders elected the Company's directors. The results of the votes were as follows:

     ELECTION OF DIRECTORS                                      FOR                               WITHHELD
     ---------------------                                      ---                               --------
     James J. Cotter                                         107,855,430                            95,430
     S. Craig Tompkins                                       107,885,520                            65,250
     Margaret Cotter                                         107,838,720                           112,050
     William D. Gould                                        107,894,520                            56,250
     Gerald P. Laheney                                       107,897,520                            53,250
     Ralph B. Perry III                                      107,897,520                            53,250

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

                                  Class A Common
                                 Preference Stock          Common Stock

                                  High       Low           High       Low
--------------------------------------------------------------------------

Year Ended December 31, 1997
  Quarter Ended:
     December 31, 1997              19 1/4    17 1/2         20 3/8    18 1/2
     September 30, 1997             17 1/2    14 7/8         18 5/8    15
     June 30, 1997                  17 1/4    15 3/4         18        15 3/4
     March 31, 1997                 16 1/8    14 1/4         16 5/8    14 5/8


Year Ended December 31, 1996
  Quarter Ended:
     December 31, 1996              14 1/4    13 1/2         14 3/4    13 3/4
     September 30, 1996             14 3/8    11 1/4         16        12 1/8
     June 30, 1996                  11 1/2    10 1/4         12 3/4    10 3/8
     March 31, 1996                 11 1/2     9             12         9 3/4

     The approximate number of holders of record of the Company's Common Stock and Class A Common Preference Stock as of April 9, 1998 was 820 and 11, respectively.

     On December 15, 1997, the Board of Directors declared a stock distribution of one share of Class A Common Preference Stock to all shareholders of the Common Stock (3,762,912 shares) and the Class A Common Preference Stock (1,622,000 shares) of record on January 5, 1998. The table above has not been adjusted to reflect the pro forma impact on the historical market prices of the Common Stock and Class A Common Preference Stock resulting from such Class A Common Preference Stock distribution on February 1998. Immediately following such distribution on February 5, 1998, the Company had 3,762,912 shares of Common Stock and 7,006,912 shares of Class A Common Preference Stock outstanding.

     No cash dividends were declared or paid on the Company's Common Stock or Class A Common Preference Stock during the fiscal years ended December 31, 1997 and 1996. It is the current intention of the Board of Directors not to declare cash dividends, due to the Company's intention to use its excess cash in connection with the operation of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain historical consolidated financial information for the Company. This table is based on, and should be read in conjunction with, the Consolidated Financial Statements included elsewhere herein and the related notes thereto.

                                                           THREE
                                                           MONTHS
                                     YEAR ENDED            ENDED                    YEAR ENDED
                                    DECEMBER 31,          DEC. 31,                SEPTEMBER 30,
                             --------------------------              ---------------------------------------
                                 1997         1996          1995         1995         1994          1993
                                -------      -------      --------      ------      --------      --------
                                              (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
---------------------------------------------------------------------------------------------------------
Revenues                        $32,466      $27,865        $2,288      $6,182      $11,593       $ 2,337
Income (loss) applicable
 to common shareholders
 before extraordinary item        2,851       42,552           850       3,458        1,030        (5,915)

Extraordinary items                  --           --            --          --       (2,408)           --
Net income (loss)
 applicable to common
 shareholders                   $ 2,851      $42,552        $  850      $3,458      $(1,378)      $(5,915)

=========================================================================================================
Per share information
Basic earnings (loss) per
 share before
 extraordinary items            $  0.26      $  3.78        $ 0.07      $ 0.29      $  0.08       $ (0.46)

Extraordinary items                  --           --            --          --        (0.19)           --

Basic earnings (loss) per
 share                          $  0.26      $  3.78        $ 0.07      $ 0.29      $ (0.11)      $ (0.46)

Dilutive earnings (loss)
 per share                      $  0.26      $  3.76        $ 0.07      $ 0.29      $ (0.11)      $ (0.46)

=========================================================================================================


                                      AS OF DECEMBER 31,         AS OF YEAR ENDED SEPTEMBER 30,
                                      1997          1996         1995         1994         1993
                                    --------      --------     --------     --------     --------
Total Assets                        $167,125      $165,968      $84,669      $80,027      $84,181
Long term debt                         1,609         1,016           --           --       13,400
Redeemable preferred stock             7,000         7,000           --           --           --
Stockholders' equity                $ 98,239      $ 99,825      $63,891      $61,085      $65,268
=================================================================================================

     Fiscal 1997 and 1996 assets and revenues are not comparable to previous periods due to the Company's additional purchases of REI stock (See, "Stock Transactions"), which resulted in REI being included in the Consolidated Financial Statements in Fiscal 1997 and 1996 on a consolidated basis as compared to the equity method of accounting in previous periods.

     Fiscal 1997 and 1996 includes a gain of approximately $2 million and $58.978 million, respectively, from the conversion/redemption of the Company's common stock holdings in Stater to Preferred Stock (see Footnote 6 to Consolidated Financial Statements included elsewhere herein).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The Company is in the business of identifying, acquiring, owning and strategically managing controlling interests in other operating companies.

     As used in this Item 7, the term the "Consolidated Company" is used to describe, for accounting purposes, the Company reporting on a consolidated basis its ownership interest in Reading for the years ended December 31, 1997 and 1996. The Company is not consolidated with Reading for federal income tax purposes, does not have common financing with Reading, does not guarantee the obligations of Reading and maintains separate offices from Reading.

     At December 31, 1997, the Company owned REI Common Stock and REI Series B Preferred Stock representing approximately 78% of the voting power of that company, and 666,000 shares of Citadel Common Stock, which, together with the 1,564,473 shares of Citadel Common Stock held by Reading represented approximately 33.4% of the outstanding Common Stock of Citadel. On this same date, the Consolidated Company has elected to focus its theater development and related real estate development activities in two principal areas, the development and operation of state of the art multiplex cinemas in Puerto Rico, the United States and Australia, and the development and operation in Australia of entertainment centers typically consisting of a multiplex cinema, complementary restaurant and retail uses, and self contained parking.

RESULTS OF OPERATIONS

     In 1996, the Company changed its fiscal year end from September 30 to December 31, and accordingly, the Consolidated Financial Statements report the result of operations, cash flows and the statement of stockholders' equity for the years ended December 31, 1997 and 1996, the three months ended December 31, 1995 and the year ended September 30, 1995.

     In August 1997, Stater redeemed the Stater Preferred Stock held by Reading. Prior to March 1996, the Company accounted for its interests in Stater, Reading and Citadel on the equity method. During 1996, certain transactions were effected which resulted in the transfer of the Company's entire interest in Stater and substantially all of its interest in Citadel to Reading and the consolidation, for accounting purposes, of Craig and Reading.

     Due to the change in fiscal year end coupled with the changes in the Company's accounting for its ownership interest in Reading and Stater, the presentation of the Consolidated Company's financial position, results of operations and cash flows for the years ended December 31, 1997 and 1996 are not comparative to the presentation of its financial position, results of operations and cash flows for the previous periods.

     In addition, due to the nature of the Company's development and acquisition activities and the timing associated with the results of such activities, the effect of the gains recorded with respect to the Company's investment in Stater, the effect of litigation awards and settlements, the acquisition of the Angelika Film Center (the "NY Angelika") in the third quarter of 1996, the Stock Transaction described below in the fourth quarter of 1996, and the results of operations of five new cinemas opened during 1997, historical revenues and earnings have varied significantly. The Company's entertainment center developments are in the early stage of development and generally will not produce income or cash flow for at least eighteen to twenty four months from the time that all development approvals have been secured. Management believes that historical financial results are not indicative of future operating results.

Income from Investment in Stater
--------------------------------

     The following summarizes earnings from the Consolidated Company's investment in Stater prior to the repurchase of such investment by Stater in August 1997 as included in the accompanying Consolidated Statements of Operations for the years ended December 31, 1997 and 1996, the three months ended December 31, 1995 and the year ended September 30, 1995:

                                             Years                   Three Months             Year
                                             Ended                      Ended                Ended
                                         December 31,                December 31,        September 30,
                                     1997             1996               1995                 1995
                                     ----             ----               ----                 ----
Dividend income                    $4,330           $ 5,978                --                   --
Service fee income                    972             1,500            $  375               $1,500
Gain on conversion/
 repurchase of investment
 in Stater                          2,002            58,978                --                   --
Equity in earnings in
 Stater                                --             1,608             1,881                3,693
                                   ------           -------            ------               ------
                                   $7,304           $68,064            $2,256               $5,193
                                   ======           =======            ======               ======

     Prior to March 8, 1996, the Company held a 50% common stock interest in Stater which interest was accounted for in accordance with the equity method of accounting. In March 1994, the Company received, among other things, a $14.65 million option payment from SBH which provided Stater with the option to acquire all, but not less than all, of the Company's interest in Stater. The option had an initial term of two years (ending March 8, 1996), but could be extended for ten additional years if Stater converted the Company's common stock interest in SBH to preferred stock prior to March 8, 1996. Also, as part of the 1994 transaction, Craig entered into a consulting agreement with Stater pursuant to which Craig, among other things, agreed to render consulting services for a five-year period for $1.5 million annually.

     Effective March 8, 1996, SBH exercised its right to convert all the Company's common stock in SBH into 693,650 shares of Stater Preferred Stock.
The Stater Preferred Stock had a liquidation preference and redemption value of $69.365 million and a cumulative dividend preference beginning at 10.5%. Upon the conversion by SBH in March 1996 of the Company's common stock interest to redeemable preferred stock, the Company discontinued the use of the equity method of accounting for its investment in Stater. Prior to the preferred stock conversion, the carrying value of the Company's 50% common stock interest, net of the $14.65 million option proceeds received in 1994, amounted to approximately $9 million. In Fiscal 1996, the Company recorded approximately $58.978 million of the difference between $67.978 million (98% of the stated value of the Stater Preferred Stock) and the Company's net carrying value of its previous common stock investment ($9 million) at the time of the conversion as "Gain from conversion of common stock interest in Stater".

     In October 1996, the SBH Preferred Stock was transferred to Reading in the Stock Transactions. In August 1997, the SBH Preferred Stock was repurchased in its entirety by SBH and the Consulting Agreement between the Company and Stater was terminated. The SBH Preferred Stock was included in the accompanying Consolidated Balance Sheet as December 31, 1996, as "Investment in Stater Preferred Stock" at a value of $67,978,000 or 98% of stated value. Upon its repurchase in August 1997, the Consolidated Company recognized income of approximately $2,002,000 comprised of (i) $1,387,000 (difference between the $69,365,000 stated value of the SBH Preferred Stock and the carrying value) and
(ii) $615,000 received from Stater at the time of the SBH Preferred Stock repurchase for REI's agreement to enter into a covenant-not-to-compete for a one year period.

Theater Revenue and Theater Costs
---------------------------------

     Fiscal 1997 and 1996 include the results of Reading on a consolidated basis rather than the equity method of accounting and, accordingly, the Statements of Operations do not reflect theater revenue and theater costs for periods prior to Fiscal 1996. See Note 2 to the Consolidated Financial Statements for a comparison of Reading's operating results for the periods prior to January 1, 1996.

     The following summarizes Theater Revenues and Theater Costs (exclusive of depreciation and amortization) of Reading for the financial reporting periods included herein:

                                                                   Theater                             Theater
                                                                   Revenues                             Costs
                                                                   --------                             -----
                                                                                      (000's)
Year ended December 31, 1997                                        $26,984                             $21,377
Year ended December 31, 1996                                         18,236                              14,452
Three months ended December 31, 1995                                  3,205                               2,642
Year ended September 30, 1995                                        14,878                              11,451

     Theater Revenue is comprised of Admissions, Concessions and Advertising and other revenues from cinema operations in the U.S., Puerto Rico (CineVista) and Australia.

     CineVista's Theater Revenues decreased from $15,523,000 in 1996 to $15,186,000 in 1997 due primarily to the competitive effect of the opening two new multiplex cinemas in the San Juan metropolitan market (which cinemas opened in July 1996 and January 1997), the closing of four screens at one existing CineVista location in 1997 in order to begin construction of an eight screen cinema at the same location, offset somewhat by theater revenues realized from a new six screen cinema, which commenced operations in March 1997. CineVista's Theater Revenues increased approximately 4% in 1996 as compared to the corresponding twelve month period in 1995 as a result of the addition of a new eight screen theater which commenced operations in late 1995, offset somewhat by the effect of competitive theater operations in the San Juan metropolitan market.

     Theater Revenues in 1997 include revenues of $7,978,000 from the Domestic Cinemas (the NY Angelika, a new eight screen cinema opened in December 1997 and an existing five screen cinema acquired in December 1997). In 1996, the Company's only Domestic Cinema contributed $2,713,000 in Theater Revenues (inclusive of minority interest) from its date of acquisition through year end 1996. Box office and concession revenues at this cinema in 1997 increased approximately 3.3% from the amount recorded for the full year of 1996 by such cinema (inclusive of results prior to the Company's acquisition of the theater). Theater revenues from the Company's two new domestic cinemas opened in December 1997 were not material in 1997.

     Reading Australia opened its first cinema in Australia, a newly constructed six screen cinema at the end of December 1996 and purchased an operating four screen cinema for approximately $1,600,000 in the third quarter of 1997. A third six screen cinema opened in November 1997. Theater Revenues from the three cinemas totaled $3,820,000 in 1997. Reading Australia recorded no Theater Revenues in 1996 or 1995.

     In 1998, the Company will receive the benefit of a full year of operation of the five cinemas (representing 29 screens) opened during 1997.

     Theater expenses reflect the direct theater costs and theater concession costs inclusive of minority interests. Fiscal 1997 costs amounting to $21,377,000 increased approximately $6,925,000 from $14,452,000 in Fiscal 1996 primarily due to the operating expenses associated with a full year of operations of the NY Angelika and the commencement of the Australia theaters which amounts totaled $8,546,000 in Fiscal 1997 and $2,148,000 in Fiscal 1996.

   CineVista theaters operating expenses increased approximately $286,000 to $12,831,000 in 1997 primarily as a result of the additional expenses of operating a new location subsequent to March 1997.

Real Estate Revenue
-------------------

     Real Estate revenues from Reading include rental income and the net proceed of sales of Reading's domestic real estate. Reading Australia did not have any revenues related to its real estate activities. Real estate revenues totaled $180,000 and $543,000 in Fiscal 1997 and 1996, respectively. Fiscal 1996 real estate revenue included $289,000 from rentals on certain leased equipment (See
Note 7 to the Consolidated Financial Statements included elsewhere herein). It is not anticipated that any additional revenue will be recognized from the leasing transaction until the residual value of the lease equipment, if any, is realized in 2002. In addition to its entertainment properties and administrative offices, Reading has approximately 25 parcels and rights-of-way remaining, many of which are of limited marketability. Future domestic real estate revenues may increase as larger properties are sold. However, management believes that most of the properties held for sale will be liquidated within the next two years.

Equity in earnings of affiliates
--------------------------------

     As described above, in the first half of 1996, the Company's common stock interests in SBH was exchanged for preferred stock and the Company increased its ownership in REI to greater than 50%. As a result of increasing its ownership in REI to greater than 50%, the Company began reporting its ownership in Reading on a consolidated basis as compared to the prior periods presentation under the equity method of accounting in the Consolidated Statements of Operations as "Equity earnings of affiliates". Upon receipt by the Company of the Stater Preferred Stock in exchange for its common stock interest, the Company discontinued the use of the equity method of accounting for its investment in
Stater.   Equity in earnings of affiliates for Fiscal 1996, the three months ended December 31, 1995 and the year ended September 30, 1995 reflects the Company's share of net earnings of Stater and Reading prior to the discontinuation of the equity method of accounting for those investments in 1996 as follows:


              Year Ended    Three Months    Year Ended
             December 31,   December 31,   September 30,
                 1996           1995           1995
             ------------   ------------   -------------
                           (in thousands)
             -------------------------------------------

Reading         $   --         $   32          $  989
Stater           1,608          1,881           3,693
                ------         ------          ------
                $1,608         $1,913          $4,682
                ======         ======          ======

          For the twelve month period ended September 30, 1995, Reading reported net income of approximately $2,097,000 (the Company's share amounting to approximately $989,000). Reading's income for the twelve month period ended September 30, 1995 includes approximately $1,890,000 from the settlement of various litigation claims.

Earnings (losses) from investment in Citadel
--------------------------------------------

   The following summarizes earnings (losses) from the Consolidated Company's investment in Citadel as included in the accompanying Consolidated Statements of Operations for the years ended December 31, 1997 and 1996, the three months ended December 31, 1995 and the year ended September 30, 1995.

                                             Years                   Three Months             Year
                                             Ended                      Ended                Ended
                                          December 31,               December 31,        September 30,
                                      1997          1996                 1995                 1995
                                      ----          ----                 ----                 ----
                                                              (in thousands)
                                                              --------------
Equity earnings (losses)               $392        $1,526                 $20                $(474)
Preferred stock dividends                --           154                  40                  140
Preferred stock
 redemption premium                      --           716                  --                   --
                                       ----        ------                 ---                -----
                                       $392        $2,396                 $60                $(334)
                                       ====        ======                 ===                =====

  Until November 1994, Craig held approximately a 9% interest in Citadel, which for accounting purposes was reported at cost as adjusted for market declines considered to be other than temporary. Between November 1994 and December 1996, the Consolidated Company owned 1,329,114 shares of Citadel 3% Cumulative Voting Convertible Preferred Stock (the "CHC Preferred Stock") with a Stated Value of $5,250,000. The CHC Preferred Stock was issued to Craig in November 1994 in satisfaction of $5,250,000 of outstanding indebtedness of Citadel to Craig. As described in Note 2, the CHC Preferred Stock was transferred to REI in the Stock Transaction and the CHC Preferred Stock was exchanged by REI for 1,329,114 shares of Series B Cumulative Voting Convertible Preferred Stock (the "Citadel Series B Preferred Stock"). In December 1996, Reading elected to exercise its rights to convert the Citadel Series B Preferred Stock into CHC Common Stock, whereupon, Citadel exercised its right to redeem the Citadel Series B Preferred Stock. The Consolidated Company received the stated value of $5,250,000, all accrued and unpaid dividends and a redemption premium of $941,000, which premium, net of the amount attributable to the Consolidated Company's common stock interest, is included in "Earnings (losses) from investment in Citadel" in the Consolidated Statement of Operations for the year ended December 31, 1996.

     Citadel reported net income of approximately $1,530,000 and $6,426,000 in Fiscal 1997 and 1996, respectively (the Consolidated Company's share after consideration of preferred dividends paid by Reading to Citadel amounting to approximately $392,000 and $1,526,000, respectively). Citadel's net earnings for 1997 included approximately $820,000 received from the Consolidated Company, as dividends, interest income and consulting income as compared to $264,000 and $120,000 in Fiscal 1996 and 1995, respectively. Citadel's net earnings for Fiscal 1996 include approximately $1,493,000 from the sale of a property and non-recurring income amounting to $4 million resulting from the recognition of previously deferred proceeds from the bulk sale of loans and properties by Citadel's previously owned subsidiary, Fidelity Federal Bank ("Fidelity").

     CHC reported a net loss for the three months ended December 31, 1994 of $8,898,000, including a writedown of its remaining investment in Fidelity of $7,081,000 and net earnings of $1,282,000 for its nine months ended September 30, 1994. The Company has included its share of such losses amounting to a loss of $474,000 for the twelve months ended September 30, 1995, offset by $140,000 of dividend income received pursuant to the terms of the CHC Preferred Stock, as Earnings (losses) and Writedown of investment in Citadel.

General and administrative expenses
-----------------------------------

     General and administrative expenses of the Consolidated Company amounted to $11,449,000, $8,947,000, $995,000 and $2,064,000 in Fiscal 1997, Fiscal 1996 the
three months ended December 31, 1995 and the year ended September 30, 1995, respectively. Fiscal 1997 and 1996 periods include the consolidated accounts of Reading whose contribution to the Consolidated Company's general and administrative expenses are detailed below.

     "General and administrative" expenses by operating entity follows:

                                        Fiscal                 Fiscal           December 31,     September 30,
                                         1997                   1996                1995              1995
                                         ----                   ----                ----              ----
                                                                          (000'S)
                               -------------------------------------------------------------------------------------------
Reading:
 CineVista                            $   767                 $1,050               $  --                --
 Domestic Cinemas                         645                    202                  --                --
 Australia                              3,714                  2,816                 492                --
 General                                4,611                  3,087                  --                --
Craig:                                  1,712                  1,792                 503             2,064
                                      -------                 ------                ----            ------
  Total                               $11,449                 $8,947                $995            $2,064
                                      =======                 ======                ====            ======

     In addition to the increase in general and administrative expenses caused by consolidating Reading, the Company incurred development and operating losses with respect to its 50% membership in HSH amounting to approximately $207,000 and $780,000 in Fiscal 1997 and 1996, respectively.

     CineVista's "General Administrative" expenses decreased approximately $283,000 in 1997 to $767,000 from $1,050,000 in 1996 due primarily to certain reclassifications of salary expenses ($200,000) and a reduction in professional fees of $70,000.

     "General and Administrative" expenses associated with the Domestic Cinemas include $370,000 in 1997 and $43,000 in 1996 of management fees paid to City Cinemas with respect to the management of the Domestic Cinemas. The first Domestic Cinema was not purchased until August 1996, and accordingly, the costs of operations between Fiscal 1997 and 1996 are not comparable. (See Note 3 to the Consolidated Financial Statements contained elsewhere herein.)

     Reading Australia's "General and Administrative" expenses increased from $2,816,000 in 1996 to $3,714,000 in 1997. The principal components of this increase include (i) an increase in property development costs of $650,000

($650,000 recorded in 1996 and $1,300,000 in 1997) which were written off due to project abandonments or reconfiguration, (ii) third party theater management fees of $185,000 and (iii) increased office, salary and related overhead expenses resulting from an expansion of Reading Australia's theater operations and entertainment center development activities.

     Reading Australia costs for the three months ended December 31, 1995 reflect only those costs incurred subsequent to the formation of Reading Australia in the last quarter of 1995. Reading Australia anticipates continuing losses until additional new theaters and entertainment centers are developed and operations increased.

     Other Reading "General and Administrative" expense increased from $3,087,000 in 1996 to $4,611,000 in 1997, and includes the Company's non-capitalized expenses associated with its US cinema development activities. The increase in 1997 includes bonus expense of $475,000 for a bonus paid to the Company's Chairman of the Board of Directors and a $110,000 investment banking fee paid to Reading's former Corporate Secretary as well as increased salary and salary related expenses of approximately $370,000 due to an expansion of cinema development and operating personnel and an increase of professional fees of approximately $200,000 relating primarily to domestic cinema development activities.

     Craig general and administrative expenses were comparative between Fiscal 1997 and 1996 amounting to $1,712,000 and $1,792,000, respectively. Craig general and administrative amounted to approximately $503,000 for the three months ended December 31, 1995 and $2,064,000 for the year ended September 30, 1995. The September 30, 1995 year included bonus awards of approximately $125,000.

Interest income
---------------

     Interest income in Fiscal 1997 and Fiscal 1996, the three months ended December 31, 1995 and the year ended September 30, 1995 amounted to $3,319,000, $2,970,000, $280,000 and $1,490,000, respectively. Interest income increased in Fiscal 1997 and 1996 as compared to previous periods due to the impact of consolidating Reading for financial statement purposes. Interest income for the year ended September 30, 1995 included approximately $301,000 earned pursuant to a loan agreement with Citadel which was paid in full in May 1995. Interest income is expected generally to decrease as interest generating cash deposits are drawn dawn to fund the development of Reading Australia. However, such general decrease will be mitigated by an increase in interest income in Fiscal 1998 due to the increase in investible funds resulting from the redemption of the Stater Preferred.

Other Income
------------

     "Other income" totaled $1,076,000 and $3,622,000 in Fiscal 1997 and 1996, respectively. In 1997, "Other income" includes $260,000 from a third party as reimbursement of certain acquisition related expenditures which were expensed by the Company in prior periods, $490,000 of income realized upon settlement of certain litigation relating to a discontinued subsidiary's operations, and a

$220,000 gain from foreign currency transactions. During the fourth quarter of 1997, Reading entered into several foreign currency swaps and a currency forward position with a major bank. The agreements provided for Reading to receive $12,363,800 US dollars ("USD") in return for the delivery of $18,659,000 Australian dollars ("AUD") in January 1998. The difference between the contractual exchange rates of the swap and forward positions (AUS/USD) and the exchange rates in effect at December 31, 1997 resulted in a gain of $220,000. During the first quarter of 1998, the currency positions and extensions thereof matured and the Consolidated Company incurred a loss. The loss, which will be recognized in the first quarter of 1998, totals approximately $700,000.

     The principal components of "Other income" in 1996 included a $2,360,000 settlement of Reading's claim against Conrail, the City of Philadelphia, the Southeastern Pennsylvania Transportation Authority and several other parties for reimbursement of costs incurred by the Company associated with cleanup of PCB contamination in certain properties formerly owned by Reading and $1,119,000 received net of expenses in settlement of a claim against a third party for failure to pay certain fees.

Minority Interest
-----------------

     Minority interest amounted to $133,000 in 1997 including a provision for $239,000 for the 16.67% minority interest in the NY Angelika less the minority interests portion of Reading's operating results amounting to $330,000 as well as a reduction of $42,000, representing 25% of the loss related to the joint venture partner's interest in one of the Company's Australian theaters.

     Minority interest amounted to approximately $1,538,000 in Fiscal 1996 and includes the minority interests share of the Company's consolidated net earnings of REI amounting to $1,471,000 and $67,000 of the minority interests share of the Angelika income.

Income Taxes
------------

     Provisions from Income Taxes provided in Fiscal 1997 and Fiscal 1996 amounted to approximately $1,312,000 and $25,803,000, respectively. Fiscal 1997 income taxes consisted principally of $146,000 of REI Federal Alternative Minimum Tax, foreign withholding taxes of $698,000 and state and federal taxes of $468,000. The Fiscal 1996 provision principally related to deferred tax liabilities associated with the gain recognized on the conversion of the Company's Stater Common Stock to Stater Preferred Stock. As a result of the Stock Transactions in October 1996, the Stater Preferred Stock was transferred to Reading. The Stock Transactions are intended to qualify as an Exchange under
Section 351 (a) of the Internal Revenue Code of 1986. Upon receipt of the Stater Preferred Stock, Reading determined that it was more-likely-than-not that a portion of a tax asset valuation allowance related to Reading deferred federal tax assets would be realized.

     The Company accounted for its Fiscal 1996 Reading Stock purchases and the Stock Transactions as a purchase. The fair value of the assets and liabilities received were considered after realization by Reading of the previously reserved tax assets. Accordingly, the Company reduced its deferred tax liabilities in the amount of approximately $22 million with a corresponding decrease to the allocated fair value of Reading assets purchased (See Note 12 to the Consolidated Financial Statements contained elsewhere herein).

Net income available to common stockholders
-------------------------------------------

   Net income applicable to Common Stockholders amounted to approximately $2,851,000, $42,552,000, $850,000 and $3,458,000 for Fiscal 1997, 1996, the
three months ended December 31, 1995 and the year ended September 30, 1995, respectively. Net income applicable to common stockholders has been reduced by the 6.5% per annum dividend on the $7,000,000 of Convertible Redeemable Preferred Stock issued to Citadel by Reading in October 1996 amounting to $455,000 and $95,000 in Fiscal 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Consolidated Company had cash and cash equivalents totaling approximately $98,200,000 which includes approximately $92,870,000 held by Reading. At December 31, 1997, Craig had cash and cash equivalents of approximately $5,332,000. REI is majority owned by the Company and, accordingly, is included in the consolidated financial statements of the Company as of December 31, 1997 and 1996. However, Craig and REI are separate public companies and each entity's capital resources and liquidity is legally independent of the other and any intercompany loans or receivables would require approval of each separate company's Board of Directors.

     The Stock Transactions transferred the title of the above described assets from Craig to REI, resulting in Craig's assets being principally comprised of REI Common and Preferred stock. Accordingly, the future liquidity of Craig is principally dependent on Reading's ability to pay dividends in accordance with the terms of the Reading Preferred Stock amounting to approximately $3,575,000 annually. Liquidity could be achieved, however, through the sale of shares of CHC or Reading Common Stock, both of which securities are publicly traded.

     The Consolidated Company, where feasible, prefers to own the land on which it constructs its cinemas. In the United States and Puerto Rico, a variety of factors (including land acquisition costs and competition from well established and well financed developers) have caused the Company to focus on leasehold sites. However, an ownership oriented approach is being pursued in Australia with respect to the Consolidated Company's entertainment center projects (See
Item 1, Business). These projects will be more capital intensive, have longer lead times and entail greater development risks that the leasing of facilities in established malls. The entertainment centers will generally consist of a multiplex cinema with complementary retail and restaurant use and convenient parking all constructed on land owned or controlled by the Consolidated Company. Accordingly, such centers are capital intensive at this stage of development. Reading Australia has acquired three sites (inclusive of a joint venture shopping center site), which the Company may develop as entertainment centers, and has agreements relating to two other possible entertainment center sites. Reading Australia also has a fifty acre property assemblage in the Melbourne area. The Consolidated Company is considering development options for this site. However, if capital were required to fund the company's entertainment center or other projects, this site could be sold to fund such projects. If all of these potential entertainment center projects are developed, Reading Australia estimates the total development cost (exclusive of land costs) for these projects will exceed $100 million over the next two to three years.

     The Consolidated Company anticipates that it will invest approximately $6,200,000 during 1998 in furtherance of its expansion of an existing CineVista theater scheduled to be completed in 1998. CineVista has also signed a lease agreement for a new twelve screen cinema, and has a letter of intent relating to an expansion of an existing location. CineVista's share of the estimated costs of these two projects is approximately $15 million and will be expended in 1998 and 1999. CineVista may use funds available under its Line of Credit (See Note 15 to the Consolidated Financial Statements contained elsewhere herein) to fund a portion of its theater development costs.

     The Consolidated Company is actively seeking sites to develop Angelika-type theaters throughout the United States and will consider acquiring leasehold or ownership interests in conjunction with such developments. In addition, the Consolidated Company may from time-to-time, develop theaters which specialize in conventional commercial film product if the Consolidated Company views the markets as attractive. The Consolidated Company has entered into a lease for a site on which the Consolidated Company plans to build a twelve screen commercial cinema in New Jersey. The theater is presently under development and scheduled to open in late 1998. In addition, the Consolidated Company has entered into letters of intent relating to the development of Angelika type cinemas with a total of 35 screens in five locations. The Consolidated Company's share of the development costs of these projects are estimated to total approximately $30 million. However, with the exception of the one commercial theater referred to above, it cannot be assured any of these projects will be completed as leases have not yet been executed. The cash cost of the Consolidated Company's domestic cinema projects can range from approximately $1.5 million for a turnkey leased facility to over $10 million for an owned site.

     If the Consolidated Company is successful in its efforts to develop all of the projects which it is presently considering, its capital requirements over the next three years will exceed its existing liquid funds and anticipated cash flow. However, the Consolidated Company believes that additional funding could be realized through, among other things, bank borrowings, sale and lease back transactions and the issuance/sale of additional equity either of Craig, REI, Reading Australia or at the project level.

     The following summarizes the major sources and uses of cash funds for the years ended December 31, 1997 and 1996, the three months ended December 31, 1995 and the year ended September 30, 1995.

Fiscal 1997
-----------

     "Unrestricted cash and cash equivalents increased $46,030,000 in 1997 from $52,172,000 in 1996 to $98,202,000 at December 31, 1997. Working capital increased $43,978,000 from $45,787,000 at December 31, 1996 to $89,765,000 at
December 31, 1997.

     The principal source of liquid funds in 1997 was the $73,915,000 in proceeds from the redemption of the Stater Preferred Stock investment inclusive of accrual dividends. Other sources of liquid funds in 1997 include $2,360,000 in payment of a 1996 litigation settlement, $3,236,000 in "Interest and dividend" income, and $260,000 from "Other income".

     In addition to the payment of operating expenses the principal use of cash funds included the payment of $455,000 of dividends on the Company's REI Convertible Preferred Stock, the additional purchase of REI Common Stock amounting to $819,000, and purchases of a theater and property and equipment of $20,118,000 ($11,743,000 which relates to Reading Australia, $4,079,000 relating to CineVista and $4,296,000 to the Domestic Cinemas), and the investment of $3,871,000 by Reading Australia in a joint venture and a loan to the joint venture partner with respect to an existing shopping center property which Reading Australia is considering as a potential site for redevelopment as an entertainment center intends to develop a multiplex cinema. (See Note 4 to the Consolidated Financial Statements contained elsewhere herein.)

Fiscal 1996
-----------

     "Unrestricted cash and cash equivalents increased $33,527,000 in 1996 from $18,645,000 at December 31, 1995 to $52,172,000 at December 31, 1996 due
primarily to the effects of the accounting for the Stock Transactions. Such purchase resulted in the Company consolidating the assets and liabilities of Reading in the financial statements, which had the effect of increasing cash and cash equivalents by approximately $41,412,000, net of the Company's cash outlays for such purchases amounting to approximately $1,107,000.

     Principal sources of liquid funds in 1996 were (i) dividends on the Stater Preferred Stock and consulting fees from Stater amounting to approximately $5,978,000 and $1,500,000, respectively, (ii)interest income amounting to $2.97 million, (iii) $3,622,000 in "Other income," (iv) $7 million in proceeds from the sale of REI Series A Preferred Stock, and (v) $6,191,000 from the redemption of the Citadel Series B Preferred Stock. Additionally, principal sources of liquid funds included a net increase of $7,504,000 in "Accounts payable and accrued expenses."

     In addition to operating expenses, other uses of liquid funds in 1996 included the repurchase of the Company's Common Stock amounting to approximately $7,585,000, the purchase of the Angelika for $9,217,000 (total purchase price of $12,570,000 net of a credit of $1,285,000 for a judgment secured by a portion of the stock of the seller of the Angelika (the "Angelika Judgment") and the minority member contribution of $2,068,000), purchases, primarily by Reading Australia, of $11,204,000 in property and equipment and a net increase in current assets of approximately $2,457,000.

Three Months Ended December 31, 1995
------------------------------------

     Cash and cash equivalents decreased approximately $2,414,000 during the three months ended December 31, 1995 primarily as a result of (i) additional acquisitions of CHC Common stock and Reading Common stock amounting to $1,281,000 and $645,000 respectively, (ii) repurchases of the Company's common stock amounting to approximately $709,000, and (iii)the liabilities and purchase by Reading Australia of services and land financed in part by a contractual land obligation.

Fiscal 1995
-----------

     Cash and cash equivalents decreased $146,000 from $21,205,000 at September 30, 1994 to $21,059,000 at September 30, 1995. Principal sources of funds during Fiscal 1995 included service income from SBH of $1,500,000 and interest and dividend income of approximately $1,630,000. During Fiscal 1995, the Company agreed to acquire in partial satisfaction of a loan made to Citadel, 1,329,114 shares of newly issued CHC Preferred Stock in the amount of $5,250,000. In fiscal 1995 the Company received interest earnings and dividend income from Citadel amounting to $192,000 as a result of its ownership of CHC Preferred Stock and loans made to Citadel. In addition, the Company received $950,000 from Citadel in repayment of all outstanding loans.

     In addition to operating expenses, principal uses of funds during Fiscal 1995 were $320,000 for the acquisition of Reading Common Stock and $1.011 million for the acquisition of Citadel common stock.

     During Fiscal 1995, the Company repurchased 90,000 shares of the Company's Common Stock for approximately $823,000.

THE REORGANIZATION AND STOCK TRANSACTIONS

     The Reorganization of REI was effected in order to consolidate Reading's operations under a holding company incorporated under the laws of the State of Delaware. The Consolidated Company believes that such a structure would facilitate the financing of REI, by permitting it to seek new capital without subjecting the new capital to the contingent liabilities of Reading Company's historical railroad businesses, and permit REI to avail itself of a more established body of corporate law than that of Pennsylvania (the state in which Reading Company is incorporated).

     Pursuant to the Stock Transactions, REI received $7 million of cash from Citadel. In return REI issued to Citadel, $7 million in stated value (70,000 shares) of REI's Series A Preferred Stock and granted Citadel certain contractual rights including the Asset Put Option. The Asset Put Option grants Citadel the right to require REI to acquire substantially all of Citadel's assets and assume related liabilities in return for the issuance of REI Common Stock at any time through a date 30 days after REI files its 1999 Annual Report on Form 10-K. The number of shares to be issued will be determined by dividing the appraised value of the Citadel assets or $20 million, whichever amount is lower, by $12.25. If the appraised value of the Citadel assets is in excess of $20 million, REI will issue Common Stock at fair market value for such excess up to a total of $30 million in Citadel assets. In addition, REI agreed to exchange the Citadel Preferred Stock, which was acquired from Craig in the Stock Transactions, for Citadel's Series B Preferred Stock containing terms modified in certain respects from the terms of the CHC Preferred Stock. REI received from Craig the Stater Preferred Stock with a stated value of $69.365 million the CHC Preferred Stock with a stated value of $5.250 million and Craig's 50% interest in Reading International. In return, REI issued to Craig, 2,476,190 shares of Common Stock and 550,000 shares ($55,000,000 stated value) of Series B Voting Cumulative Preferred Stock (the "Series B Preferred Stock").

Certain Financial Reporting and Tax Considerations
--------------------------------------------------

     The 1996 Reorganization and Stock Transactions have been accounted for as a purchase. The book value of the assets transferred by Craig to REI were as follows:


Citadel Preferred Stock                                           $  5,250,000*
Stater Bros. Preferred Stock                                        67,978,000*
50% Ownership interest in Reading International
                                                                  ------------
                                                                    13,194,000
                                                                  ------------
Gross Book Value of Assets Received                               $ 86,422,000
                                                                  ============

*    Plus accrued and unpaid dividends

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

     The acquisition of the Reading securities by Craig has been accounted for as a purchase and accordingly, the purchase price was allocated to assets and liabilities based on their estimated fair values, after consideration of the recognition by REI of previously reserved deferred tax assets as of the date of the Stock Transactions. The aggregate purchase price for financial statement purposes of the fiscal 1996 purchases of REI stock by the Company amounted to approximately $66.4 million, of which approximately $64.4 million represented the carrying value of the assets contributed in the exchange amounting to approximately $86.4 million, net of the federal tax liabilities amounting to approximately $22 million. Accordingly, the purchase, for financial statement purposes, resulted in negative goodwill in the amount of approximately $22 million, which goodwill was allocated to reduce the carrying value of previously reported intangible assets related to Craig's Reading stock purchases and to reduce the fair value of the beneficial leases and leasehold improvements purchased.

     In December 1996, the Stater Preferred Stock was contributed to Reading Australia. Management believes that the gain for federal tax purposes resulting from that transfer was offset by REI's NOL carryforwards (See Note 12 to the Consolidated Financial Statements contained elsewhere herein). However, the amount of NOLs carried on the books of REI has not been audited by the Internal Revenue Service (the "IRS"), and there can be no assurance that the IRS would agree with the Company as to the amount of NOL available to offset such gains. Use of the NOLs is subject to certain limitations, including those resulting from certain changes in the ownership of the Company. While the transfer restrictions which are applicable to Reading's equity securities are intended to minimize the risk of such ownership changes, ownership changes unknown to the Company may have occurred despite or in violation of such restrictions. In addition, the Code and related case law limit the ability to use NOLs to offset certain "built-in" gains on contributed property. Although the Consolidated Company does not believe that such limitations on the use of its NOLs applied to the contribution by REI of the Stater Preferred Stock to Reading Australia, there can be no assurance that the IRS would not take a different position. Also, if the IRS were to determine that the principal purpose of the Stock Transactions was to make use of the NOLs and the Consolidated Company could not show otherwise, such use may not be available. In such case, the financial position of the Consolidated Company could be materially adversely affected.

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

     In addition to issuing to Citadel the Series A Preferred Stock, REI also granted the Asset Put Option, which under certain circumstances permits Citadel to exchange substantially all of its assets for REI Common Stock. For financial statement purposes no value was allocated to the Asset Put Option due in part to the subjective nature of the assumptions utilized in option pricing models and the fact that stock option valuation models are intended to value options and the Asset Put Option is not transferable.

COMPUTER SYSTEMS

     The Company has determined that it will not need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company also does not believe that the failure of any third party suppliers or other parties to remediate year 2000 issues will have a material impact upon the Company's operations.

EFFECTS ON INFLATION

     The Company does not believe that inflation has a material effect upon its existing operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires net income per share to be presented under two calculations, basic income per share and diluted income per share.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 130 established standards for reporting comprehensive income and its components in the financial statements. SFAS No. 131 requires publicly held companies to report financial and other information about key revenue-producing segments of the entity and is utilized by the chief operation decision-maker. The Company is evaluating its implementation approach for SFAS No. 130 and 131, both of which will be adopted in 1998.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to pages F-1 through F-39.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names of the directors and executive officers, together with certain information regarding them, are as follows:



     NAME                        AGE   POSITION
     ----                        ---   --------
     James J. Cotter              59   Chairman of the Board
     S. Craig Tompkins            47   President and a Director
     Margaret Cotter              30   Director
     William D. Gould(1)(2)       58   Director
     Gerard P. Laheney(1)         60   Director
     Ralph B. Perry III (2)       62   Director
     Robin W. Skophammer          42   Chief Financial Officer, Treasurer
                                       and Secretary
     Ellen M. Cotter              31   Vice President-Business Affairs

     (1) Member of the Compensation Committee. The Compensation Committee's functions include the review of all compensation and employment agreements with the Company's officers and directors.

     (2) Member of the Audit Committee. The Audit Committee's functions include the recommendation of independent auditors to the Board and approval of the scope of their services and proposed fees for such services.

     Mr. Cotter has been a Director of Craig since 1985 and the Chairman of the Board of Directors since 1988. Mr. Cotter has been Chairman of the Board of Reading Entertainment, Inc. ("REI," and collectively with its predecessor, Reading Company, "Reading") since its formation and of Reading since December 1991 and a director since September 1990. Between 1987 and September 1997,
Mr. Cotter served as a director of Stater Bros. Holdings Inc. and its predecessors (a retail grocery chain). Mr. Cotter has been a director and the Chairman of the Board of Citadel Holding Corporation ("Citadel") since 1991. From October 1991 to June 1992, Mr. Cotter also served as the acting Chairman of Citadel's then wholly-owned subsidiary, Fidelity Federal Bank, FSB ("Fidelity") and served as a director of Fidelity until December 1993. Mr. Cotter is the Chairman and director of Citadel Agriculture, Inc., a wholly owned subsidiary of Citadel ("CAI"); the Chairman and a member of the Management Committees of each of three agricultural partnerships which constitute the principal assets of CAI, and the Chairman and a member of the Management Committee of Big 4 Farming LLC, a farm management company, 80% owned by Citadel and 20% by Visalia LLC. Mr. Cotter has been a director and Chief Executive Officer of Townhouse Cinemas Corporation (motion picture exhibition) since 1987, the parent of City Cinemas. Mr. Cotter is also an Executive Vice President and a director of the Decurion Corporation (motion picture exhibition) since 1969 and of Pacific Theatres, Inc., a wholly-owned subsidiary of Decurion Corporation. From 1988 through January 1993, Mr. Cotter also served as the President and a director of Cecelia Packing Corporation (a citrus grower and packer), a company wholly owned by Mr. Cotter, and is the Managing Director of Visalia, LLC, which holds a 20% interest in each of the Agricultural Partnerships.

     Mr. Tompkins has been President and a director of Craig and a director of Reading since March 1993 and served as the President of Reading between March 1993 and January 1977. Since January 1997 he has served as the Vice Chairman of REI, Reading Cinemas of Puerto Rico, Inc. and Reading Australia. Prior thereto, Mr. Tompkins was a partner in the law firm of Gibson, Dunn & Crutcher for more than five years. Mr. Tompkins has been a director of Citadel since May 1993, became Vice Chairman in August 1994 and Secretary, Treasurer and Principal Accounting Officer in September 1994. In 1997, Mr. Tompkins became the Vice Chairman and President of Citadel Agriculture, Inc., and a member of the Management Committee of Big 4 Farming, LLC and of each of the Agricultural Partnerships. For administrative convenience, Mr. Tompkins also serves as an Assistant Secretary of Big 4 Ranch, Inc. and Visalia LLC. He has been a director of G&L Realty Corp., a New York Stock Exchange listed REIT, since December 1993.

     Mr. Gould has been a director of the Company since 1985, and is Chairman of the Compensation Committee. Mr. Gould served as a director of Citadel between June 1995 and June 1996 and in December 1997, became a director of Big 4 Ranch, Inc. Since July 1986, Mr. Gould has been a member of Troy & Gould Professional Corporation, a law firm that the Company has retained during its last fiscal year.

     Mr. Laheney has been a director of the Company since 1990. Mr. Laheney served as a director of Reading Company between November 1993 and June 1996. Between July 1995 and July 1996, Mr. Laheney was a consultant for Portfolio Resources Group overseeing global equities, fixed income and foreign exchange investments. Mr. Laheney has been President of Aegis Investment Management Company, an investment advisory firm specializing in global investment portfolio management since August 1993. Mr. Laheney was Vice President of The Partners Financial Group, Inc., between December 1993 through June 1995 and a Vice President of Dean Witter Reynolds from April 1990 until December 1993.

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

     Ms. Margaret Cotter is a member of the New York State Bar and, since September 1997, has been a Vice President of Cecelia Packing Corporation, a company wholly owned by Mr. James J. Cotter, engaged in the citrus packing and marketing business in Fresno, California. From February 1994 until September 1997, Ms. Cotter was an Assistant District Attorney for King's County in Brooklyn, New York. Ms. Cotter graduated from Georgetown University Law Center in 1993 and is the daughter of Mr. James J. Cotter. Ms. Cotter is a limited partner in James J. Cotter, Ltd. (Mr. Cotter is a general partner), which is a general partner of Hecco Ventures I. James J. Cotter has shared voting power with respect to the Company's equity shares held by Hecco Ventures I. Ms. Cotter serves as a director of Big 4 Ranch, Inc. and is a member of Visalia LLC.

     Ms. Skophammer has been the Chief Financial Officer and Treasurer of Craig since October 1991 and Secretary since September 1992. She served as a Director of Stater Bros. Holdings Inc. between February 1993 and March 1994. Prior to October 1991, Ms. Skophammer was a partner with KPMG Peat Marwick.

     Ms. Ellen Cotter has been the Vice President of Business Affairs of Craig since August 1996 and since March 1998 is Vice President of Business Affairs of Reading and Vice President of Angelika Cinemas, Inc. since May 1997. Prior thereto, she was an attorney specializing in corporate law with White & Case, a New York law firm. Ms. Cotter is the daughter of Mr. James J. Cotter. Ms. Cotter is a member of Visalia LLC and a limited partner in James J. Cotter, Ltd. (Mr. Cotter is a general partner), which is a general partner of Hecco Ventures
I. James J. Cotter has shared voting power with respect to the Company's equity shares held by Hecco Ventures I.

     In addition to Mr. Cotter, Mr. Tompkins and Ms. Ellen Cotter, who are also officers of Craig, the principal executive officers of Reading, the Company's majority owned subsidiary, are as follows:

     Mr. Robert Smerling has been President of Reading Entertainment since January 1997 and has served as President of Reading Cinemas, Inc. since November 1994. Mr. Smerling also serves as the President of CineVista and the Chief Executive Officer of Reading Australia. Mr. Smerling served as president of Loews Theater Management Corporation, a subsidiary of Sony Corporation, from May 1990 until November 1994. Mr. Smerling also serves as President and Chief Executive Officer of City Cinemas, a motion picture exhibitor located in New York City, New York which provides management services to Reading. City Cinemas is an affiliate of James J. Cotter and has entered into an Executive Sharing Agreement with Reading with respect to the services of Mr. Smerling.

     Mr. John Rochester has been Chief Executive Officer of Reading Australia since November 1995. From 1990 through 1995, Mr. Rochester was the Managing Director of Television & Media Services Ltd. (formerly Hoyts Entertainment Ltd.). He also served in several other executive offices for that organization since 1987.

     Mr. James Wunderle has been Chief Financial Officer since January 1987 and Executive Vice President, Treasurer, and Chief Financial Officer since December 1988. He has been Treasurer since March 1986.

     In addition, Reading has contractual arrangements with certain other individuals and/or certain affiliated companies which make available to Reading consulting services from the following individuals:

     Mr. John Foley has been a full time employee of City Cinemas since January 1997, and in this capacity provides booking and site identification advice to Reading. He became an officer of REI in April 1997. Prior to joining City Cinemas, Mr. Foley was the President of Distribution for Miramax, where he, among other things, developed and implemented the distribution plan for The English Patient, the winner of nine Academy Awards and one of the most profitable art films of all time. Prior to joining Miramax in 1994, Mr. Foley was the President of Distribution for MGM/UA from 1989 through 1993.

     Mr. Steve Wesson has been the President and Chief Executive Officer of CHC since August 1994. Prior to his employment by Citadel in 1993, Mr. Wesson was the Chief Executive Officer of Burton Properties Trust Inc., the U.S. real estate subsidiary of The Burton Group PLC, from 1989. The Consolidated Company owns 33.4% of the outstanding common stock of Citadel and Reading receives real estate consulting services from Citadel pursuant to an agreement.

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

     Based solely on a review of the copies of the forms which the Company received and written representations from certain reporting persons, the Company believes that, during the year ended December 31, 1997, all filing requirements applicable to reporting persons were fulfilled except for Ms. Margaret Cotter who did not make a timely filing on Form 3 upon her election to the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

     I.   Summary Compensation Table
          --------------------------

     The following table shows, for the year ended December 31, 1997 and 1996, the three months ended December 31, 1995 and for the year ended September 30, 1995, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to the Chairman of the Board and each of the most highly compensated executive officers of Craig whose compensation exceeded $100,000 in all capacities in which they served. As a result of Craig increasing its ownership in Reading, to greater than 50% in Fiscal 1996, Craig reports its ownership interest on a consolidated basis. Accordingly, the officers listed below for the year ended December 31, 1997 and 1996 include certain officers of Reading.


                                                                                         Long Term
                                                 Annual Compensation                      Awards
                               -------------------------------------------------          ------
                                                                  Other Annual
           Name and                           Salary    Bonus     Compensation (1)        Options
      Principal Position           Period       ($)      ($)            ($)                 (#)
      ------------------           ------     -------   ------          ---                 ---
-----------------------------------------------------------------------------------------------------
JAMES J. COTTER:
 Chairman of the Board
   Craig (2)                      Dec. 1997                        $350,000
                                  Dec. 1996                         350,000
                                  Dec. 1995                          87,500
                                  Sept.1995                         350,000(2)              300,000 (6)
                                                                                           (175,000)(6)

 Chairman of the Board
   Reading (3)                    Dec. 1997           $475,000     $150,000                 460,000 (9)
                                  Dec. 1996                         150,000
                                  Dec. 1995                          37,500
                                  Sept.1995                         150,000

 Director of SBH(3)               Dec. 1996                          25,550
                                  Dec. 1995                           6,250
                                  Sept.1995                          25,000

 Chairman of the Board
   Citadel(3)                     Dec. 1997                        $ 45,000
                                  Dec. 1996                          45,000
                                  Dec. 1995                          11,250
                                  Sept.1995           $192,500       52,243
                                  Sept.1994                          84,511


                                                                                       LONG TERM
                                                 ANNUAL COMPENSATION                    AWARDS
                               ---------------------------------------------------      ------
                                                                     OTHER ANNUAL
           NAME AND                            SALARY     BONUS    COMPENSATION (1)    OPTIONS
      PRINCIPAL POSITION           PERIOD        ($)       ($)           ($)             (#)
-------------------------------   ---------   ---------   ------   ----------------   ----------
------------------------------------------------------------------------------------------------
S. CRAIG TOMPKINS(4):
 President, Craig                 Dec. 1997   $180,000
                                  Dec. 1996    180,000
                                  Dec. 1995     45,000
                                  Sept.1995    180,000    $80,000

 President, Reading(3)            Dec. 1997   $180,000                                    20,000(9)
                                  Dec. 1996    180,000
                                  Dec. 1995     45,000
                                  Sept.1995    180,000

 Director, Citadel(3)             Dec. 1997                               $40,000
                                  Dec. 1996                                35,000
                                  Dec. 1995                                 8,750
                                  Sept.1995               $60,000          41,184


ROBIN SKOPHAMMER(5):
 Chief Financial
   Officer, Craig                 Dec. 1997   $165,000
                                  Dec. 1996    165,000
                                  Dec. 1995     41,200
                                  Sept.1995    150,000    $15,000


OFFICERS OF READING
-------------------
ROBERT F. SMERLING(8)
 President, Reading
   Entertainment, Inc.            Dec. 1997   $175,000                                    35,000(9)
                                  Dec. 1996    175,000     60,000

B. JOHN ROCHESTER(7)
 President and Chief
   Executive Officer,
   Reading Australia
    Pty Ltd.                      Dec. 1997   $130,000
                                  Dec. 1996    156,620


                                                                                             LONG TERM
                                                ANNUAL COMPENSATION                            AWARDS
                               ----------------------------------------------------------    ----------

                                                                            OTHER ANNUAL
       NAME AND                                      SALARY       BONUS    COMPENSATION (1)    OPTIONS
   PRINCIPAL POSITION              PERIOD             ($)          ($)           ($)             (#)
   ------------------              ------             ---          ---           ---             ---
--------------------------------------------------------------------------------------------------------
JAMES A. WUNDERLE(8)
 Exec. Vice President
 and Chief Financial
 Officer and Treasurer
 of REI                           Dec. 1997          $ 170,000      5,000                       17,000(9)
                                  Dec. 1996            130,000     70,000

(1) Excludes perquisites if the aggregate amount of such annual compensation to the executive did not exceed $50,000 or 10% of the annual salary plus bonus, if less.

(2) Amount is paid pursuant to a consulting agreement between the Company and Mr. James J. Cotter which expired on September 30, 1997. The Company and Mr. Cotter have agreed to continue the consulting arrangement on a month-to-month basis for a monthly fee of approximately $29,166. The Company owns a condominium in a high-rise building, located in Hollywood, California, which the Company uses as an executive office, and which is personally used from time to time by the Chairman of the Board. Since the incremental cost to the Company of Mr. Cotter's personal use of these facilities does not exceed $50,000 or 10% of his annual consulting fee, the cost has not been included as compensation in the table.

(3) Reading Entertainment, Inc. is a majority owned subsidiary of Craig and Stater Bros. Holdings Inc. ("SBH") and Citadel Holding Corporation ("Citadel") are considered affiliates of Craig and, accordingly, amounts paid or earned by the listed executives from their services provided to these companies are included in this schedule. As of December 31, 1997, Craig has no liability to the individuals for these amounts. All amounts reported are liabilities or have been paid directly by the respective company to the executives for services rendered in the capacities outlined. Any shares listed as option awards refer to that respective Company's securities.

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

(5) Ms. Skophammer and Craig entered into an employment agreement which provides for pension benefits recognizing that the Company does not currently have a pension plan. Craig agreed to create a plan in which Ms. Skophammer will be provided with a pension benefit commensurate with her salary and position. In addition, the agreement provides that in the event of termination by Craig given for any reason other than death, Ms. Skophammer would be entitled to receive on the date of termination her annual base compensation or in the event of a merger, acquisition or any restructuring of Craig in which there is a change of control, as defined, a severance payment equal to two years base compensation. In consideration of Ms. Skophammer's agreement to not exercise an option to purchase 15,000 Common shares, Craig paid to Ms. Skophammer $30,000 in January 1997.

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

(7) Mr. Rochester is employed under the terms of an employment contract with an initial term of two years beginning January 1, 1996, with automatic renewal terms of one year each. Mr. Rochester's base salary is A$200,000 which amount is included on the attached schedule based on the U.S. dollar conversion rate. The agreement provides for a one-time incentive payment to Mr. Rochester after the fourth anniversary of the agreement, based on a multiple of cash flow of the Company's Australian theater operations. Under the agreement, in the event Mr. Rochester's employment is terminated by the Company without cause, he will be entitled to receive such incentive payment plus 17 payments, each equal to his monthly remuneration, if such termination is during the initial term, or 11 such monthly payments if such termination is after the initial term. Mr. Rochester is entitled to receive a lump sum distribution of such amounts, as applicable, if the Company and Craig both withdraw from any material investment or involvement in the Australian operations and he is not granted employment under comparable terms.

(8) Mr. Smerling was appointed President of REI effective January 17, 1997. Mr. Smerling also serves as President of City Cinemas from which he is paid separately. City Cinemas provides management services to Reading for a fee. Messrs. Smerling and Wunderle are entitled to receive a payment equal to a year's annual base salary in the event their individual employment with Reading is involuntarily terminated.

(9) In September 1997, the shareholders of REI approved the grant of an option to Mr. Cotter to purchase, subject to various conditions and certain contingencies, up to 460,000 shares of REI Common Stock at $12.80 per share. In addition, the shareholders of REI approved a 1997 Equity Incentive Plan under which Messrs. Smerling, Wunderle and Tompkins as employees of Reading were granted incentive stock options to exercise REI common stock, subject to vesting conditions, at $12.80 per share in amounts as detailed in the schedule. Messrs. Tompkins, Smerling and Wunderle surrendered non-qualified options to purchase 17,500, 15,000, and 5,000 shares, respectively of REI stock in connection with such grant.

Director Compensation
---------------------

     Directors who are not officers or employees of the Company receive for services as a Director a fee of $25,000 per annum. Mr. Laheney received $24,000 as an additional fee for his participation in consulting the Company on providing retirement benefits.

     II.  Option Grant Table
          ------------------

     The following table contains information concerning the grant of stock options by the Company during 1997.


                                                                                                         Potential Realizable
                                                                                                      Value at Assumed Annual
                                              % of Total                                                Rates of Stock Price
                                                Options                                                     Appreciation
                                 Options      Granted in       Exercise                                    for Option Term
                                 Granted        Fiscal          Price         Expiration                   ----------------
        Name                       (#)           Year          ($/sh)            Date                       5%          10%
        ----                       ---           ----          ------            ----                       --          ---
Margaret Cotter                  15,000(1)       100%         $19.8125        12/15/2008                  186,900      523,650

------------------
(1) Option to acquire shares of the Company's Common Stock granted upon election to the Board of Directors in December 1997.

     During Fiscal 1997, the expiration date of Mr. Laheney's options to purchase 15,000 shares of Common Stock at $13.875 per share were extended to October 1999.

     On February 5, 1998, the Company distributed a stock dividend of one share of Class A Common Preference Stock to all shareholders of record on February 5, 1998. Ms. Cotter's and Mr. Laheney's grants to purchase 15,000 Shares of Common Stock were adjusted to reflect such distribution by increasing the number of shares available by Ms. Cotter and Mr. Laheney to 15,000 Common Shares at $10.07 and $7.05 per share, respectively, and 15,000 shares of Class A Common Preference shares at $9.74 and $6.82 per share, respectively.

     III. Option Exercises and Year-end Table
          -----------------------------------

     The following sets forth information with respect to the executives named in the Summary Compensation Table, concerning the exercise of options during the year ended December 31, 1997 and unexercised options as of December 31, 1997. The number of option shares outstanding reflect the effect of the stock distribution of one share of Class A Common Preference to all shareholders of record of Common Stock and Class A Common Preference Stock on February 5, 1998:

                                                                                      NUMBER OF                      VALUE OF
                                                                                     UNEXERCISED                    UNEXERCISED
                                                                                      OPTION AT                    IN-THE-MONEY AT
                                                                                   DECEMBER 31, 1997              DECEMBER 31, 1997
                                                                                     EXERCISABLE/                   EXERCISABLE/
                                                                                     ------------                   ------------
      NAME                      SECURITY               SHARES EXERCISED             UNEXERCISABLE                  UNEXERCISABLE(1)
      ----                      --------               -----------------            -------------                  ----------------
James J. Cotter                Common Stock                    0                      300,000/0                      $2,587,000/$0

S. Craig Tompkins             Class A Common                   0                       17,500/0                      $  146,562/$0
                             Preference Stock

________________
     (1) Represents the amount by which the aggregate market price on December 31, 1997 of the shares subject to such options exceeded the exercise price of such options. The Class A Common Preference Stock distribution on February 5, 1998 had the effect of increasing the number of shares exercisable by Mr. Cotter and Mr. Tompkins to 594,940 common shares (at an average exercise price of $5.92 per share), and 35,000 Class A Common Preference shares, (at an exercise price of $5.25 per share), respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of April 13, 1998, the outstanding voting securities of Craig consisted of 3,762,912 shares of Common Stock and 7,006,912 shares of Class A Common Preference Stock. The number of option shares outstanding reflect the effect of the stock distribution of one share of Class A Common Preference to all shareholders of record of Common Stock and Class A Common Preference Stock on February 5, 1998. Shareholders are entitled to 30 votes for each share of Common Stock and 1 vote for each of Class A Common Preference Stock.

     The following table sets forth information as of April 13, 1998 with respect to persons known by Craig to own beneficially more than 5% of the outstanding shares of Common Stock or Class A Common Preference Stock of Craig and as to the number of shares beneficially owned by each director and nominee, and by all the officers and directors as a group. All persons listed, unless otherwise stated, have sole voting and investment power with respect to the Common Stock and Class A Common Preference Stock beneficially owned by them.



                                                                                  CLASS A COMMON
                                                 COMMON STOCK                    PREFERENCE STOCK
                                        ------------------------------   ---------------------------------
                                          AMOUNT        PERCENTAGE          AMOUNT          PERCENTAGE
          NAME AND ADDRESS              BENEFICIAL          OF           BENEFICIALLY       OF CLASS A
         OF BENEFICIAL OWNER             OWNED(11)    COMMON STOCK(11)     OWNED(11)      COMMON STOCK(11)
         -------------------            ----------    ----------------   ------------     ----------------
James J. Cotter(1)                         2,358,242        53.9%          2,021,702              28.6%
120 N. Robertson Blvd.
Los Angeles, CA  90048

Hecco Ventures(1)                            617,438        14.1%            720,838              10.2%
120 N. Robertson Blvd.
Los Angeles, CA  90048

Dimensional Fund Advisors, Inc.(2)           242,300         5.5%            242,300               3.4%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA  90401

First Pacific Advisors, Inc.(3)                                              910,400              12.9%
11400 West Olympic Blvd.
Suite 1200
Los Angeles, CA  90064

Lawndale Capital Management, Inc.(4)                                         358,500               5.1%
One Sansome St. Ste. 3900
San Francisco, CA  94104

S. Craig Tompkins(5)(8)                                                       37,000                 *
William D. Gould(5)(7)                        17,400           *              21,400                 *
Margaret Cotter(6)                            15,000           *              15,000                 *
Gerard P Laheney(5)(8)                        15,000           *              15,000                 *
Ralph B. Perry III(5)(9)                       5,100           *              24,600                 *
Robin W. Skophammer(5)(6)                     30,000           *
Ellen M. Cotter (5)                            1,000           *               1,000                 *
Officers and Directors
as a group (8 persons)(10)                 2,441,742        55.8%          2,135,702              30.2%

_______________
*Percentages less than 1% have not been indicated.

(1) Includes the Common Stock and Class A Common Preference Stock owned by Hecco Ventures I ("HVI"), which is a California general partnership. James
     J. Cotter is a general partner of a limited partnership which is the general partner of HVI and, accordingly, has shared voting and dispositive power with respect to such shares held by HVI. With respect to the Common Stock held by Mr. Cotter, the shares also include exercisable options to acquire 594,940 shares held by Mr. Cotter. Margaret Cotter, a director, and Ellen Cotter, Vice President of Business Affairs for the Company, are the daughters of James J. Cotter, and each are limited partners in the above referenced limited partnership.

(2) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 242,300 shares of Craig Corporation Common and Class A Common Preference Stock, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

(3) Includes 231,200 shares which are owned by FPA Capital Fund, Inc. over which First Pacific Advisors, Inc. has shared dispositive power.

(4) Includes 303,300 Class A Common Preference Shares which are owned by Diamond A Partners, L.P. ("DAP") and 55,200 Class A Common Preference Shares which are owned by Diamond A Investors L.P. ("DAI") but have shared voting and dispositive power with Lawndale Capital Management, Inc. and Andrew E. Shapiro. According to a report on Schedule 13D dated February 18, 1998, Lawndale Capital Management, Inc., is the investment advisor to DAP and DAI, which are investment limited partnerships.

(5) Addresses are c/o Craig Corporation, 550 South Hope Street, Suite 1825, Los Angeles, California 9007l.

(6) Represents shares not currently vested to purchase Common Stock and Class A Common Preference Stock.

(7) Includes 2,400 shares of Common Stock and 4,400 shares of Class A Common Preference Stock owned by a trust for the benefit of Mr. Gould's children, of which he is co-trustee; Mr. Gould disclaims beneficial ownership of the shares held in the trust.

(8) Represents shares subject to an exercisable option to purchase Common Stock and/or Class A Common Stock. With respect to shares held by Mr. Tompkins amount includes 2,000 shares held directly.

(9) Includes 1,200 shares of Class A Common Preference Stock owned by Mr. Perry's wife, as to which Mr. Perry disclaims beneficial ownership.

(10) The common shares beneficially owned include (i) 609,940 shares of Common Stock subject to currently exercisable stock options and 30,000 shares of non-vested options and (ii) an aggregate of 4,200 shares of Common Stock as to which Messrs. Gould and Perry disclaim beneficial ownership. The Class A Common Preference shares beneficially owned include 50,000 shares of currently exercisable stock options, 15,000 shares of non-vested options and 1,500 shares as to which Mr. Gould disclaims beneficial ownership.

(11) All shares subject to stock options currently exercisable, or which become exercisable within 60 days of April 10, 1998, are deemed to be outstanding for the purpose of determining the percentage of each class held by such person.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
-----------------------------------------------------------

    The Compensation Committee currently is composed of two directors, William
D. Gould and Gerard P. Laheney. Mr. Gould is a member of Troy & Gould Professional Corporation, a law firm that Craig retained and paid approximately $16,000 in Fiscal 1997. Messrs. Cotter and Tompkins serve as members of REI's Board of Directors and, as directors, approve decisions of REI's Compensation Committee with respect to compensation of REI's officers and directors. Mr. Cotter was a member of REI's Executive Committee which served as REI's Compensation Committee until October 1996, however, no action concerning compensation matters was taken by the REI Executive Committee in 1996. Messrs. Cotter and Tompkins serve as members of Citadel Holding Corporation's Board of Directors, and, as directors, approve decisions of Citadel's Compensation Committee with respect to compensation of Citadel's officers and directors. Mr. Cotter is a member of Citadel's Compensation Committee.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In December 1997, Citadel capitalized a wholly owned subsidiary, Big 4 Ranch, Inc. (BRI), with a cash contribution of $1,200,000 and then distributed 100% of the shares of Big 4 Ranch, Inc. to Citadel's common shareholders of record as of the close of business on December 23, 1997, as a spin-off dividend. The Consolidated Company received 2,213,043 shares or 33.4% of Big 4 Ranch, Inc.

    Also, in December 1997, BRI (owning 40%), Citadel (owning 40%) and Visalia LLC (owning 20%; a limited liability company controlled by Mr. James J. Cotter, the Chairman of the Board of Craig, REI and Citadel, and owned by Mr. Cotter and certain members of his family) entered into three general partnerships, which partnerships acquired on December 31, 1997 certain agricultural properties located in Kern County, California (purchase price amounting to approximately $7,600,000). The acquisition was financed by a 10-year purchase money mortgage in the amount of $4,050,000, a line of credit from Citadel and pro rata contributions from the partners. Through the consolidated Company's holdings in Big 4 Ranch, Inc., and Citadel, the Company owns approximately 26.7% of such partnerships at December 31, 1997.

    The Partnerships have each retained Big 4 Farming LLC (owned 80% by Citadel and 20% by Visalia) to farm their properties. Certain officers and directors of Craig and Reading are officers, directors or management committee members of Citadel BRI, Farming and/or the Agricultural Partnerships. Mr. James J. Cotter is the Chairman and a Director of each of Citadel, Craig and REI, and is also Chairman of the management committees of Farming and of each of the Agricultural Partnerships. Mr. S. Craig Tompkins is the Vice Chairman and a Director of each of Citadel and REI, the President and a Director of Craig , the Principal Accounting Officer of Citadel, and a member of the management committees of Farming and of each of the Agricultural Partnerships. Mr. Edward L. Kane, a Director of REI, is the Chairman and President of BRI, and a member of the management committee of each of the Agricultural Partnerships. Mr. William Gould, a Director of Craig, is also a Director of BRI. Ms. Margaret Cotter, a Director of Craig and the daughter of James J. Cotter, is also the Secretary, Treasurer and Principal Accounting Officer and a Director of BRI, an owner of Visalia and the Vice President of Ceceila. As an administrative convenience, Mr. Tompkins also serves as an assistant secretary of BRI and Visalia, for which he receives no compensation.

    Mr. Smerling serves as President of Reading and Mr. John Foley, Vice President of Marketing of Reading also serve in the same positions with City Cinemas, a New York motion picture theater exhibitor. City Cinemas is an affiliate of Mr. Cotter, Chairman of the Board of Craig and Reading. Reading, Cine Vista and City Cinemas entered into an Executive Sharing Agreement pursuant to which Mr. Smerling provides services to both Cine Vista and City Cinemas entities and the cost of such services is shared equally by the parties, if such costs cannot be allocated directly to such parties.

     Reading acquired the Angelika on August 27, 1996. The theater is owned jointly by Reading and Sutton Hill, a partnership affiliated with City Cinemas, a Manhattan-based theater operator and owned in equal parts by Mr. James J. Cotter and Mr. Michael Forman. City Cinemas (also owned indirectly in equal parts by Messrs. Cotter and Forman) operates Reading Domestic theaters pursuant to management agreements. Management fees paid to City Cinemas for the year ended December 31, 1997 and 1996 amounted to approximately $370,000 and $43,000, respectively. Mr. Cotter is the principal shareholder of Craig and a company owned by Mr. Forman and his family owns 16.4% of Craig's currently outstanding Common Stock and 10.3% of Craig's Class A Common Preference Stock.

     Reading utilizes the services of certain Citadel employees, including the President and Chief Executive Officer of Citadel, for real estate advisory services. Reading pays Citadel to such services at a rate amounting to $240,000 and $169,000 in fiscal 1997 and 1996, respectively. In addition, Craig provided certain administrative services and office rental to Citadel for which it was paid $96,000, $96,000 and $24,000 for the year ended December 31, 1997 and 1996 and the three months ended December 31, 1995, respectively.

In 1996 and January 1997, Reading loaned Robert F. Smerling, President of Reading, a total of $70,000 pursuant to an interest free promissory note payable upon demand.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    Consolidated Financial Statements:

                                                            PAGE
                                                            ----


Consolidated Balance Sheets
     Years Ended December 31, 1997 and 1996................  F-1

Consolidated Statements of Operations
     Years Ended December 31, 1997 and 1996, Three
     Months Ended December 31, 1995 and
     the Year Ended September 30, 1995.....................  F-2

Consolidated Statements of Shareholders' Equity
     Years Ended December 31, 1997 and 1996, Three
     Months Ended December 31, 1995 and
     the Year Ended September 30, 1995.....................  F-3

Consolidated Statements of Cash Flows
     Years Ended December 31, 1997 and 1996, Three
     Months Ended December 31, 1995 and
     the Year Ended September 30, 1995.....................  F-4

Notes to Consolidated Financial Statements.................  F-6

Report of Independent Auditors............................. F-39

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

          10.28 Letter of Intent dated August 12, 1996 by and between Craig Corporation, Reading Company, Citadel Holding Corporation, Reading Entertainment, Inc., Craig Management, Inc. and Citadel Acquisition Corp., Inc. (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1996).

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

          10.33 Exchange Agreement among Reading Company, Reading Entertainment, Inc., Craig Corporation, Craig Management, Inc., Citadel Holding Corporation and Citadel Acquisition Corp., Inc. (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.34 Asset Put and Registration Rights Agreement dated October 15, 1996 by and among Reading Entertainment, Inc., Citadel Holding Corporation, and Citadel Acquisition Corp., Inc. (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.35 Certificate of Designation of the Series B 3% Cumulative Voting Convertible Preferred Stock of Citadel Holding Corporation (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.36 The Sale Agreement dated as of July 1, 1996, by and among Reading Investment Company, Inc., as Purchaser, AFCI, as Seller, and Houston Cinema, Inc., with all Exhibits and Schedules omitted (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.37 Amendment to the Sale Agreement made and entered into as of July 27, 1996 by and among Reading Investment Company, Inc., AFCI and Houston Cinema, Inc. (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.38 $2,000,000.00 Non-Negotiable Secured Promissory Note dated as of August 27, 1996 (the "Holdback Note") by AFC, as Maker, to AFCI, as Payee (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.39 Pledge Agreement dated August 27, 1996 by and among AFCI, as Secured Party, and AFC, as Debtor, concerning the cash security for the Holdback Note (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.40 The Agreement of Lease between Cable Building Associates and Houston Cinema, Inc. dated March 4, 1988 together with Amendment of Lease dated December 26, 1989 (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.41 Limited Liability Company Agreement between Angelika Cinemas, Inc. and Sutton Hill Associates dated August 27, 1996 (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.42 Management Agreement dated as of August 27, 1996 between Angelika Film Centers, LLC and City Cinemas Corporation (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.43 Purchase Agreement between Equipment Leasing Associates 1995-VI Limited Partnership and FA, Inc. effective December 20, 1996 (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.44 Master Lease Agreement between FA, Inc. and Equipment Leasing Associates 1995-VI Limited Partnership dated December 20, 1996 (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.45 Nonrecourse Promissory Note between FA, Inc. and Equipment Leasing Associate 1995-VI Limited Partnership effective December 20, 1996 (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.46 Lease Rental Purchase Agreement between FA, Inc. and Ralion Financial Services, Inc. dated December 31, 1996 (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.47 Stock Purchase Agreement dated as of April 11, 1997 by and between Craig Corporation and Citadel Holding Corporation (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.48 Secured Promissory Note dated as of April 11, 1997 issued by Craig Corporation to Citadel Holding Corporation in the principal amount of $1,998,000 (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.49 Certificate of Designations, Preferences and Rights of Series A Voting Cumulative Convertible Preferred Stock and Series B Voting Cumulative Convertible Preferred Stock of Reading Entertainment, Inc. (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.50 Master Management Agreement between Angelika Holdings, Inc. and City Cinemas Corporation dated November 26, 1997. (filed herewith)

          10.51* Amended and Restated Stock Option Agreement between Craig Corporation and James J. Cotter dated December 8, 1997. (filed herewith)

          10.52* Stock Option Agreement between Craig Corporation and S. Craig Tompkins (filed herewith)

          21        Subsidiaries of the Registrant.

          27        Financial Data Schedule, Article 5.

                                 SIGNATURES
                                 ----------


    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CRAIG CORPORATION




By:  /s/ S. Craig Tompkins                       By:  /s/  Robin W. Skophammer
     ---------------------                           -----------------------
     S. CRAIG TOMPKINS                              ROBIN W. SKOPHAMMER
     President                                      Chief Financial Officer
     April 14, 1998                                 Treasurer and Secretary
                                                    April 14, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated.


By:  /s/ James J. Cotter                            By: /s/ William D. Gould
     -------------------                                --------------------
     JAMES J. COTTER                                    WILLIAM D. GOULD
     Director                                           Director
     April 14, 1998                                     April 14, 1998



By:  /s/ Gerard P. Laheney                          By: /s/ Ralph B. Perry III
     ---------------------                              ----------------------
     GERARD P. LAHENEY                                  RALPH B. PERRY III
     Director                                           Director
     April 14, 1998                                     April 14, 1998



By:  /s/ S. Craig Tompkins                          By: /s/ Margaret Cotter
     ---------------------                              -------------------
     S. CRAIG TOMPKINS                                  MARGARET COTTER
     Director                                           Director
     April 14, 1998                                     April 14, 1998

                                                CRAIG CORPORATION AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS

                                                                           DECEMBER 31,                   DECEMBER 31,
                                                                               1997                           1996
                                                                      ------------------------    -------------------------
ASSETS                                                                             (IN THOUSANDS OF DOLLARS)
------------------------------------------------------------------    -----------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                                                      $ 98,202                       $ 52,172
  Receivables, net                                                                  1,206                          3,361
  Restricted cash                                                                   4,755                          3,683
  Note Receivable                                                                     720                             --
  Inventories                                                                         194                            151
  Prepayments and other current assets                                                589                            856
                                                                                 --------                       --------
      Total current assets                                                        105,666                         60,223
  Investment in Stater                                                                 --                         67,978
  Equity investment in Citadel                                                      6,594                          4,625
  Net investment in leased equipment                                                2,125                          2,125
  Investment in and advances to joint venture                                       3,379                             --
  Property and equipment, net                                                      35,658                         16,376
  Other assets                                                                      2,255                          2,519
  Restricted cash                                                                     213                            517
  Excess of cost over net assets acquired, net                                     11,235                         11,605
                                                                                 --------                       --------
      Total assets                                                               $167,125                       $165,968
                                                                                 ========                       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                               $  2,513                       $  5,143
  Film rental payable                                                               1,637                          1,102
  Accrued property costs                                                            3,319                          1,240
  Accrued taxes                                                                       987                          3,580
  Property purchase commitment                                                      3,516                             --
  Note payable                                                                        645                             --
  Note payable to Citadel                                                           1,998                          1,500
  Other accrued expenses and liabilities                                            1,286                          1,871
                                                                                 --------                       --------
      Total current liabilities                                                    15,901                         14,436
  Capitalized lease                                                                   509                            516
  Note payable                                                                      1,100                            500
  Other long-term liabilities                                                       3,735                          1,972
  Deferred tax liabilities                                                          8,368                          8,208
  Minority interests in equity of subsidiaries                                     32,273                         33,511
  Redeemable Preferred stock of Reading                                             7,000                          7,000

SHAREHOLDERS' EQUITY
  Preferred stock, par value $.25, 1,000,000 shares authorized, none
    issued                                                                             --                             --
  Class A common preference stock, par value $.01, 10,000,000 shares
    authorized, 7,029,912 issued and 7,006,912 outstanding                             16                             16
  Class B common stock, par value $.01, 20,000,000 shares authorized,
    none issued                                                                        --                             --
  Common Stock, par value $.25, 7,500,000 shares authorized, 5,444,065
    shares issued and 3,762,912 outstanding                                         1,361                          1,361
  Additional paid-in capital                                                       30,828                         30,828
  Foreign currency translation adjustment                                          (4,323)                           114
  Retained earnings                                                                90,111                         87,260
  Cost of treasury shares, 1,704,153 (including 23,000 Class A shares)            (19,754)                       (19,754)
                                                                                  -------                       --------
   Total shareholders' equity                                                      98,239                         99,825
                                                                                 --------                       --------
      Total liabilities and shareholders' equity                                 $167,125                       $165,968
                                                                                 ========                       ========

See accompanying notes to consolidated financial statements.

                                    CRAIG CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           YEARS                   THREE
                                                           ENDED                  MONTHS           YEAR
                                                        DECEMBER 31,               ENDED          ENDED
                                                --------------------------       DEC. 31,       SEPT. 30,
                                                     1997           1996           1995            1995
                                                ---------------------------------------------------------
                                                    (In thousands of dollars, except per share amounts)
                                                ---------------------------------------------------------
Revenues:
  Theater admissions                                $19,978       $ 12,986         $   --         $    --
  Theater concessions                                 6,078          4,486             --              --
  Theater advertising and other                         928            764             --              --
  Real estate                                           180            543             --              --
  Equity in earnings of
    affiliates                                           --          1,608          1,913           4,682
  Dividend income from Stater                         4,330          5,978             --              --
  Service income from Stater                            972          1,500            375           1,500
                                                    -------       --------         ------         -------
                                                     32,466         27,865          2,288           6,182
                                                    -------       --------         ------         -------
Expenses:
  Theater costs                                      20,081         13,631             --              --
  Theater concession costs                            1,296            821             --              --
  Depreciation and amortization                       1,737          1,664             41             166
  Loss from joint venture                               207            780             --              --
  General and administrative expenses                11,449          8,947            995           2,064
                                                    -------       --------         ------         -------
                                                     34,770         25,843          1,036           2,230
                                                    -------       --------         ------         -------
Earnings (loss) before minority interest,
 other income items and taxes                        (2,304)         2,022          1,252           3,952

Earnings (losses) from investment in Citadel            392          2,396             60            (334)
Other income                                          1,076          3,622             --              --
Interest income                                       3,319          2,970            280           1,490
Gain from conversion of common stock interest
 in Stater                                            2,002         58,978             --              --
                                                    -------       --------         ------         -------
Earnings before taxes and minority interest           4,485         69,988          1,592           5,108
Minority interest                                       133         (1,538)           125              --
                                                    -------       --------         ------         -------
Earnings before taxes                                 4,618         68,450          1,717           5,108
Provision for taxes                                  (1,312)       (25,803)          (867)         (1,650)
                                                    -------       --------         ------         -------
Net earnings                                          3,306         42,647            850           3,458
Dividends paid on subsidiary redeemable
 preferred stock                                       (455)           (95)            --              --
                                                    -------       --------         ------         -------
Net earnings available to Craig common
 shareholders                                       $ 2,851       $ 42,552         $  850         $ 3,458
                                                    =======       ========         ======         =======

Basic earnings per share                            $  0.26       $   3.78         $ 0.07         $  0.29
                                                    =======       ========         ======         =======
Diluted earnings per share                          $  0.26       $   3.76         $ 0.07         $  0.29
                                                    =======       ========         ======         =======



          See accompanying notes to consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1997 AND 1996,
                     THREE MONTHS ENDED DECEMBER 31, 1995
                       AND YEAR ENDED SEPTEMBER 30, 1995
                           (IN THOUSANDS OF DOLLARS)

                         COMMON STOCK       CLASS A
                         OUTSTANDING      COMMON STOCK
                       ---------------   ---------------
                                                                      VALUA-                TREASURY
                                 PAR                PAR    PAID-IN     TION     RETAINED      STOCK
                       SHARES   VALUE    SHARES    VALUE   CAPITAL   RESERVE    EARNINGS     AT COST
                       ------   ------   ------    -----   -------   --------   --------    ---------

Balances at
  Oct. 1, 1994          5,444    1,361    1,645      16     30,793      (171)   40,400        (11,314)

Stock repurchases                                                                                (823)
Net earnings                                                                     3,458
Investment
  valuation
  reserve                                                                171
                        -----   ------    -----     ---    -------   -------   -------       --------
Balances at
  Sept. 30, 1995        5,444    1,361    1,645      16     30,793       ---    43,858        (12,137)

Stock repurchases                                                                                (709)
Foreign currency
  translation                                                            (10)
Net earnings                                                                       850
                        -----   ------    -----     ---    -------   -------   -------       --------
Balances at
  Dec. 31, 1995         5,444    1,361    1,645      16     30,793       (10)   44,708        (12,846)

Stock repurchases                                                                              (7,585)
Issuance of
  treasury stock                                                35                                677
Foreign currency
  translation                                                            124
Dividends paid
  on Reading
  redeemable
  preferred
  stock                                                                            (95)
Net earnings                                                                    42,647
                        -----   ------    -----     ---    -------   -------   -------       --------
Balance at
  Dec. 31, 1996         5,444    1,361    1,645      16     30,828       114    87,260        (19,754)

Stock dividend                            5,385
Foreign currency
  translation                                                         (4,437)
Dividends paid
  on Reading
  redeemable
  preferred
  stock                                                                           (455)
Net earnings                                                                     3,306
                        -----   ------    -----     ---    -------   -------   -------       --------
Balances at
  Dec. 31, 1997         5,444   $1,361    7,030     $16    $30,828   $(4,323)  $90,111       $(19,754)
                        =====   ======    =====     ===    =======   =======   =======       ========


          See accompanying notes to consolidated financial statements.

                               CRAIG CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          THREE
                                                                 YEARS ENDED              MONTHS          YEAR
                                                                 DECEMBER 31,             ENDED           ENDED
                                                          ------------------------       DEC. 31,       SEPT. 30
                                                             1997           1996           1995           1995
                                                          --------       ---------      ----------     ---------
                                                                         (IN THOUSANDS OF DOLLARS)
                                                          ------------------------------------------------------
OPERATING ACTIVITIES
Net earnings (loss)                                        $  3,306       $ 42,647        $   850        $ 3,458
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
Gain on conversion of common stock investment in
 Stater                                                      (2,002)       (58,978)            --             --

Appreciation                                                  1,108            706             31            100
Amortization                                                    629            958             10             66
Deferred rent                                                   406            245             --             --
Undistributed earnings of affiliates                           (392)        (3,134)        (1,933)        (4,208)
Preferred stock divided income                                   --           (941)            --             --
Increase (decrease) in deferred taxes                           160         24,003            867          1,595
Minority interest                                              (133)         1,537             --             --
Changes in operating assets and liabilities:
(Increase) decrease in current assets                         2,807         (2,457)             3             --
(Increase) decrease in other assets                               7             --           (445)          (176)
Increase (decrease) in payables                              (3,410)         6,735             --            289
Increase (decrease) in film rental                              545            769             --             --
Increase (decrease) in other liabilities                        654           (134)           356             --
Other, net                                                    1,002           (312)            --             --
                                                           --------       --------        -------        -------
Net cash provided by (used in) operating activities           4,687         11,644           (261)         1,124

INVESTING ACTIVITIES
Purchase of theaters                                           (229)       (12,570)            --             --
Purchase of Reaading stock                                     (819)            --             --             --
Investment in and advances to joint venture partners         (3,871)            --             --             --
Proceeds from Angelika judgment                                  --          1,293             --             --
Purchase of property, plant and equipment                   (19,889)       (11,204)        (4,232)           (18)
Proceeds from redemption of Stater Preferred                 69,980             --             --             --
Proceeds from redemption of Citadel Preferred                    --          6,191             --             --
Acquisition of stock of equity affiliates                    (1,998)            --         (1,926)        (1,331)
Cash acquired as a result of consolidation of
 Reading, net of acquisition costs                               --         41,412             --             --

Proceeds from Citadel loan pay-off                               --             --             --            950
Increase in restricted cash                                  (1,421)        (1,478)            --             --
Other investments                                                --            (75)          (100)            --
                                                            --------       --------        -------        -------
Net cash provided (used in) investing activities             41,753         23,569         (6,258)          (399)

                               CRAIG CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                 YEARS ENDED                                        YEAR
                                                                DECEMBER 31,            THREE MONTHS ENDED          ENDED
                                                     ---------------------------------       DEC. 31,            SEPT. 30,
                                                             1997          1996                1995                 1995
                                                     --------------    ---------------    ----------------   -------------
                                                                              (IN THOUSANDS OF DOLLARS)
                                                     ---------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from issuance of Reading redeemable
 preferred stock to Citadel                                     --          7,000                       --              --

Proceeds from minority partner for purchase of NY
 Angelika                                                       --          2,068                       --              --

Distributions to NY Angelika minority partner                 (371)           (38)                      --              --
Payment of Reading preferred dividends                        (455)           (95)                      --              --
Payment of debt financing costs                                 --           (256)                      --              --
Debt incurred for land purchase                                 --             --                    3,144              --
Borrowings from affiliates                                      --             --                    1,690              --
Treasury stock repurchases                                      --         (7,585)                    (709)           (823)
Proceeds from landlord                                         280             --                       --              --
                                                                                                   -------         -------
Decrease of note payable                                    (1,500)
Payment of debt and liabilities                                 --         (2,914)                      --             (48)
                                                           -------          -----                  -------         -------
Net cash provided (used in) financing activities             2,030         (1,820)                   4,125            (871)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES                       (362)           134                      (20)             --
                                                           -------        -------                  -------         -------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                      46,030         33,527                   (2,414)           (146)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD        52,172         18,645                   21,059          21,205
                                                           -------        -------                  -------          ------
  CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                            $98,202        $52,172                  $18,645         $21,059
                                                           =======        =======                  =======         =======
Supplemental disclosures:
  Interest paid                                               $207           $239                       $0              $0
  Taxes paid                                                $2,405           $139                       $0              $0


         See accompanying notes to consolidated financial statements.

CRAIG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


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

     As described in Note 2, during the years ended December 31, 1997 and 1996, Craig increased its voting ownership in REI to approximately 78%. As a result of increasing its ownership in REI to greater than 50%, the Consolidated Company reports its ownership interest in REI for the years ended December 31, 1997 and 1996 on a consolidated basis, as compared to the equity method for the three months ended December 31, 1995 and the year ended September 30, 1995. In accordance with the provisions of Accounting Research Bulletin 51, "Consolidated Financial Statements", Craig's purchase of REI has been reflected in the Consolidated Statements of Operations and Cash Flows as though it had been acquired as of January 1, 1996.

     Through its majority owned subsidiaries, REI is in the business of developing and operating multi-plex cinemas in the United States, Puerto Rico and Australia and of developing, and eventually operating, entertainment centers in Australia. The Company operates its cinemas through various subsidiaries under the Angelika Film Centers and Reading Cinemas names in the United States (the "US Circuit"); through Reading Cinemas of Puerto Rico, Inc., a wholly owned subsidiary, under the CineVista name in Puerto Rico ("CineVista" or the "Puerto Rico Circuit"); and through Reading Australia Pty, Limited (collectively with its subsidiaries referred to herein as "Reading Australia") under the Reading Cinemas name in Australia (the "Australia Circuit"). The Company's entertainment center development activities in Australia are also conducted through Reading Australia, under the Reading Station name.

     REI is also a participant in two real estate joint ventures in Philadelphia, Pennsylvania and holds certain property for sale located primarily in Philadelphia and has acquired certain leased equipment which it leases to third parties.

     BASIS OF CONSOLIDATION: All significant intercompany transactions and accounts have been eliminated in consolidation. Minority interest in equity of subsidiaries reflects the minority stockholders' proportionate share of Reading and the Consolidated Company's other joint ventures. Investments in which the Consolidated Company holds a 20 to 50 percent ownership interest are accounted for using the equity method.

     In September 1996, Craig changed its fiscal year end date from a September 30 year end to December 31, and accordingly, the consolidated financial statements report the results of operations, cash flows and the statement of stockholders' equity for the years ended December 31, 1997 and

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


1996, the three months ended December 31, 1995 and the year ended September 30, 1995.

     INCOME TAXES: Craig and Reading file separate consolidated federal and state tax returns. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     CASH EQUIVALENTS: The Consolidated Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates fair market value, and consist principally of Eurodollar time deposits, federal agency securities and short-term money market instruments.

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

     INVENTORIES: Inventories are comprised of confection goods used in theater operations and are stated at the lower of cost (first-in, first-out method) or net realizable value.

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


          Building and Improvements                         40 years
          Equipment                                       7-15 years
          Furniture and Fixtures                             7 years
          Leasehold Improvements                            20 years

     CONSTRUCTION IN PROGRESS AND PROPERTY DEVELOPMENT COSTS: Construction-in-progress and property development costs are comprised of all direct costs associated with the development of potential theater locations (whether for purchase or lease). Amounts are carried at cost unless management decides that a particular theater location will not be pursued to completion or if the costs are no longer relevant to the proposed project. If such a judgment is made, previously capitalized costs which are no longer of value to the Consolidated Company are expensed. Included in the Statement of Operations are write-offs of such development costs for the years ended December 31, 1997 and 1996, amounting to approximately $1,300,000 and $650,000, respectively. Included in property, plant and equipment of December 31, 1997 is approximately $1,440,000

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


of property development costs capitalized on Australian property development projects.

     COST IN EXCESS OF NET ASSETS ACQUIRED: Cost in excess of net assets acquired at December 31, 1997 resulted from the acquisition of the Angelika Film Center, a six screen cinema located in the Soho area of Manhattan, New York (the "NY Angelika") by Reading in August 1996 and the December 1997 acquisition of a five screen cinema located in Minneapolis, Minnesota (the "St. Anthony"). The amount of the purchase price of the NY Angelika assets in excess of the appraised value of the assets acquired is being amortized on a straight line basis over a period of 20 years. The fair value of the NY Angelika assets was determined by an independent appraiser. The purchase price of the St. Anthony is being amortized on a straight line basis over the remaining life of the lease which is approximately 5 years. Accumulated amortization at December 31, 1997 was approximately $791,000.

     TRANSLATION OF NON-U.S. CURRENCY AMOUNTS: The financial statements and transactions of Reading Australia's cinema and real estate operations are maintained in their functional currency (Australian dollars) and translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation." Assets and liabilities denominated in Australian dollars and are translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the period. Translation adjustments are reported as a separate component of shareholders' equity.

     INCOME (LOSS) PER COMMON SHARE: In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 requires companies to present net earnings per share to be calculated under two calculations, basic earnings per share and diluted earnings per share.

     As described in Note 11, on December 15, 1997, the Board of Directors declared a stock distribution of one share of Class A Common Preference Stock on each share of the Common Stock and Class A Common Preference Stock outstanding. The stock distribution occurred on February 5, 1998, resulting in an increase of the number of Class A Common Shares outstanding to 7,006,912 as compared to 1,622,000 at December 31, 1997. All prior period per share amounts have been restated to reflect this stock distribution.

     Income (loss) per share is calculated by dividing net earnings (loss) available to common shareholders by the weighted average shares outstanding during the periods presented. The retroactive application of SFAS 128 did not result in any difference between primary EPS reported previously and basic EPS calculated under SFAS 128. The weighted average number of shares used in the computation of basic EPS was 10,769,824, 11,270,812, 11,832,440 and 11,939,170
for the years ended December 31, 1997 and 1996, the three months ended December 30, 1995 and the year ended September 30, 1995, respectively. Earnings per share, assuming dilution is calculated by dividing net earnings available to common shareholders by the weighted average common shares outstanding for the period presented plus the dilutive effect of stock

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


options. The weighted average number of shares used in the computation of diluted EPS was 10,966,079, 11,331,195, 11,832,440 and 11,939,170 for the years ended December 31, 1997 and 1996, the three months ended December 31, 1995 and the year ended September 30, 1995, respectively. Basic net earnings per share for fiscal 1997 and 1996 was calculated based on net earnings available to common stock shareholders, which includes a reduction for dividends declared on the redeemable preferred stock of REI amounting to $445,000 and $95,000 (See
Note 9).

     RECENT ACCOUNTING PRONOUNCEMENTS: In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting comprehensive income and its components in the financial statements. SFAS No. 131 requires publicly held companies to report financial and other information about key revenue-producing segments of the entity and which is utilized by the chief operation decision-maker. The Company is evaluating its implementation approach for SFAS Nos. 130 and 131, both of which will be adopted in 1998.

     RECLASSIFICATION: Certain amounts in previously issued financial statements have been reclassified to conform with the current presentation.

NOTE 2 -- ACQUISITION OF READING ENTERTAINMENT, INC. ("READING")

     Since September 30, 1995, Craig has increased its voting ownership in Reading from 47.6% to approximately 78% at December 31, 1997 through (1) the acquisition of shares on the open market at a cost of approximately $2,571,000,
(2) the issuance of 66,042 shares of Craig Common Stock and (3) the consummation of a transaction between Craig, Reading, Citadel Holding Corporation ("CHC" and collectively with its consolidated subsidiaries, "Citadel") and certain of their affiliates (the "Stock Transactions") whereby Craig exchanged substantially all of its assets other than REI Common Stock for preferred and additional common stock of REI.

     In the Stock Transactions, Craig and its wholly owned subsidiary, Craig Management, Inc. ("CMI"), and Citadel contributed assets in exchange for REI convertible preferred and common stock and certain contractual rights. In the Stock Transactions, REI issued (i) 70,000 shares of Series A Voting Cumulative Convertible Preferred Stock, (the "REI Series A Preferred Stock"), to Citadel (See Note 9), and granted certain contractual rights to Citadel, in return for $7,000,000 in cash and (ii) 550,000 shares of Series B 6.5% Voting Cumulative Convertible Preferred Stock with a stated value of $55,000,000, (the "REI Series B Preferred Stock"), and 2,476,190 shares of Common Stock to Craig in exchange for certain assets owned by Craig (the "Craig Assets"). The REI Series B Preferred Stock bears a cumulative dividend of 6.5%, payable quarterly and is convertible anytime after April 15, 1998 into REI common shares at a conversion price of $12.25 per share. The Craig Assets consisted of 693,650 shares of Stater Bros. Holdings, Inc.'s ("Stater") Series B Preferred Stock (the "Stater Preferred Stock"), a 50% membership interest in Reading International, of which an indirect wholly owned subsidiary of REI was the sole

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

other member, and 1,329,114 shares of Citadel's 3% Cumulative Voting Convertible Preferred Stock, stated value $3.95 per share (the "CHC Preferred Stock"). Upon consummation of the transaction on October 15, 1996, Craig and Citadel held approximately 77.4% and 5%, respectively, of the voting power of REI.

     The contractual rights granted to Citadel in the Stock Transactions are set forth in an Asset Put and Registration Rights Agreement pursuant to which Citadel has the right (the "Asset Put Option"), until 30 days after REI files its Annual Report on Form 10-K for the year ending December 31, 1999, to require REI to acquire substantially all of Citadel's assets, and assume related liabilities (such as mortgages), for shares of REI Common Stock. In exchange for up to $20,000,000 in aggregate appraised value of Citadel assets on exercise of the Asset Put Option, REI is obliged to deliver to Citadel a number of shares of REI Common Stock determined by dividing the appraised value of the Citadel assets by $12.25. The closing price of REI stock on December 31, 1997 was $12.75 per share. If the value of the Citadel assets is in excess of $20,000,000, REI is obliged to pay for the excess by issuing common stock at the then fair market value for up to a maximum of $30,000,000 of assets. For financial reporting purposes, no value was allocated to the Asset Put Option, due to the belief that the value, if any, is immaterial and that the methods of valuing options include numerous subjective assumptions and are not intended to value non-transferable options such as the Asset Put Option. Also, in conjunction with the Stock Transactions, REI agreed to reimburse Citadel for its out of pocket costs with respect to the transaction amounting to approximately $280,000.

     The acquisition of the REI securities by Craig has been accounted for as a purchase, and accordingly, the purchase price has been allocated to assets and liabilities based on their estimated fair values, after consideration of the recognition by REI of previously reserved deferred tax assets as of the date of the Stock Transactions (See Note 12). The aggregate purchase price of the fiscal 1996 Stock Transaction purchases of REI stock amounted to approximately $66,400,000, which amount represented the carrying value of the assets contributed in the exchange amounting to approximately $86,400,000, net of federal tax liabilities amounting to approximately $22,000,000 less transaction costs. Accordingly, the purchase, for financial statement purposes, resulted in negative goodwill in the amount of approximately $22,000,000, which goodwill was allocated to reduce the carrying value of previously reported intangible assets related to Craig's REI stock purchases and the beneficial leases and leasehold improvements purchased.

     The pro forma consolidated operating results set forth below gives effect to Craig's fiscal 1996 acquisition of Reading, the August 1996 purchase of the NY Angelika by Reading described in Note 3, the issuance of the REI redeemable preferred stock to Citadel in the Stock Transactions and the amortization of the negative goodwill allocated to the assets purchased, as if they had occurred on October 1, 1994.

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


                                                PRO FORMA
                              ----------------------------------------------
                                   YEAR       THREE MONTHS        YEAR
                                  ENDED          ENDED            ENDED
                              DEC. 31, 1996   DEC. 31, 1995   SEPT. 30, 1995
                              -------------   -------------   --------------
Revenues                         $32,364          $7,305         $27,438
Net earnings                     $43,438          $1,059         $ 4,295
Net earnings available to
  common shareholders            $42,983          $  946         $ 3,840
Per Share net earnings
  available to common
  shareholders(1)                $  3.81          $  .08         $   .32

____________________
(1)       Adjusted for the stock distribution declared on December 15, 1997.

          The pro forma consolidating results are based upon certain assumptions and estimates and do not necessarily represent results which would have occurred if the acquisition of Reading and NY Angelika had taken place on the basis assumed, nor are they indicative of the future results of the combined operations.

          Prior to the January 1, 1996, Craig owned approximately 47.6% of Reading and accounted for its ownership using the equity method of accounting. Included in equity earnings of affiliates for the three months ended December 31, 1995 and the year ended September 30, 1995 is Craig's share of Reading's net earnings for those periods amounting to a net equity loss of approximately $18,000, and net equity earnings of $989,000, respectively.

          Summarized financial information of Reading for the periods which Craig included Reading in its consolidated financial statements using the equity method of accounting is as follows:

                                                      THREE MONTHS                YEAR
                                                         ENDED                    ENDED
                                                      DECEMBER 31,             SEPTEMBER 30,
CONDENSED STATEMENT OF INCOME                            1995                      1995
------------------------------------------------      -------------            -------------
Revenue:
      Theatre                                             $3,205                  $14,878
      Interest and dividend                                  648                    2,194
      Other                                                  442                    2,461
                                                           -----                   ------
                                                           4,295                   19,533
Theater costs                                              2,642                   11,451
Depreciation and amortization                                348                    1,339
General and administrative                                 1,048                    4,457
Equity losses from Reading International                     246                       --
Earnings (Loss) before income taxes
   and accounting change                                      11                    2,286
Income taxes (benefit)                                        48                      189
                                                           -----                   ------
Net earnings (loss)                                       $  (37)                 $ 2,097
                                                           =====                   ======

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


        Included in the accompanying Consolidated Statements of Operations as "Minority interest" and the Consolidated Balance Sheets as "Minority interests in equity of subsidiaries" for the years ended December 31, 1997 and 1996 is that portion of Reading's financial statement results of operations and equity that is not owned by the Consolidated Company as follows:

                                                   YEAR ENDED
                                                   DECEMBER 31,
                                                   ------------
                                                1997         1996
                                                ----         ----
Minority interest                             $  (330)      $ 1,471
Minority interest in equity of subsidiary     $30,277       $31,316

NOTE 3 -- THEATER ACQUISITION AND DEVELOPMENT ACTIVITIES

Domestic Activity
-----------------

     Reading commenced operation of an eight screen Houston Angelika theater located in downtown Houston, in December 1997. The cinema and a cafe, which is included in the lobby area and operated by a local restaurant operator, occupy approximately 31,700 square feet and is leased pursuant to a long-term lease.

     Reading acquired the St. Anthony, a leased five screen theater, located in Minneapolis Minnesota from a national theater owner operator in December 1997. The theater operates under the Reading Cinemas name. Reading paid the former lessee $229,000 for the theater and assumed all obligations of the lessee under the lease, which lease has a remaining term of approximately five years, subject to an option to extend for an additional five years.

     In August 1996, Reading and Sutton Hill Associates ("Sutton Hill"), acquired the assets comprising the NY Angelika, a multiplex theater located in the Soho area of New York City. The purchase price of the Angelika was approximately $12,570,000 (subject to certain adjustments), inclusive of acquisition costs of approximately $529,000. Reading and Sutton Hill formed a limited liability company, Angelika Film Centers LLC ("AFC"), to hold their interest in the NY Angelika. AFC acquired the Angelika assets with a combination of available cash, a promissory note collateralized by escrowed cash issued to the Sellers in the amount of $2,000,000 (the "Seller's Note") and credit in full satisfaction of a judgment encumbering certain of the stock of the Sellers. The final payment on the Sellers Notes of $500,000 which is included in the Consolidated Balance Sheet at December 31, 1997 as accrued "Note Payable" was made in February 1998. The short-term portion of the Sellers Note ($1,500,000, bearing interest based on the 13 week T-bill rate) and the long-term portion ($500,000, bearing interest at 9%) were classified as a current and long term note payable in the Consolidated Balance Sheet as of December 31, 1996.

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


     Reading contributed 83.3% of the capital of AFC and Sutton Hill contributed the remaining 16.7%. The operating agreement of AFC provides that all depreciation and amortization (the "Special Deductions") will first be allocated to Sutton Hill until the aggregate amount of such Special Deductions equals Sutton Hill's initial investment. Thereafter, Reading will receive all Special Deductions until the relative ownership interests are equal to the initial ownership interests of the parties. Sutton Hill has agreed to subordinate its interest in AFC to the Reading's interest in order to permit Reading to pledge AFC and its assets as collateral to secure borrowing by Reading. In addition, Sutton Hill has agreed that the Company will be entitled to receive up to 100% of the proceeds of borrowing by AFC, up to the amount of the Company's initial capital contribution to AFC.

     The Consolidated Company's domestic cinemas are managed by City Cinemas, a New York motion picture exhibitor and an affiliate of Sutton Hill, pursuant to management agreements. The management agreement for the NY Angelika provides for City Cinemas to manage the NY Angelika for a minimum annual fee of $125,000 plus an incentive fee equal to 50% of annual cash flow (as defined) over prespecified levels provided, however, that the maximum annual fee may not exceed 5% of the Angelika's annual revenues. The management agreement with respect to the remaining two domestic theaters provides for a fee of 2.5% of revenues. Management fees paid to City Cinemas for the years ended December 31, 1997 and 1996 amounted to approximately $370,000 and $43,000, respectively.

     Reading's 83.3% interest in the NY Angelika was accounted for using the purchase method and the NY Angelika's operating results since the acquisition on August 27, 1996 are included in the Consolidated Statements of Operations. Sutton Hill's initial capital investment and share of the NY Angelika's net earnings are included in Minority Interest in the accompanying Consolidated Balance Sheet and amounted to approximately $1,960,000 and $2,000,000 as of December 31, 1997 and 1996, respectively.

     Australia
     ---------

     In November 1995, the Consolidated Company formed Reading International to develop and operate multiplex cinemas in Australia under the operating name Reading Cinemas. Reading International was equally owned by the Company and Reading prior to the conclusion of the Stock Transaction in October 1996. (See
Note 2).

     Since formation, Reading Australia has opened two new cinemas in leased facilities and acquired a fee interest in an existing cinema, representing a total of sixteen screens. In addition, Reading Australia has acquired several sites which may be developed as entertainment center projects.

     During the three months ended December 31, 1995, Craig consolidated the financial results of Reading International reflecting Craig's 74.5% financial interest (Craig's 50% direct interest, together with its ownership interest in Reading at December 31, 1995 resulted in a 74.5% interest for financial statement purposes). Reading's minority shareholders interest in such losses

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


for the three months ended December 31, 1995 amounted to approximately $125,000.

     Puerto Rico
     -----------

     Reading acquired Cine Vista effective as of July 1, 1994. Since that time, Reading has opened two new cinemas with a total of fourteen screens and has eight screens under construction and scheduled to open in summer 1998, which cinema replaces a six screen cinema at the same location.

NOTE 4 -- INVESTMENT IN WHITEHORSE

     In November 1997, Reading Australia acquired a 50% interest from in the Whitehorse Property Group Unit Trust ("WPG") for approximately $1,600,000. WPG owns a shopping center located near Melbourne Australia, and is controlled pursuant to a joint venture agreement between Reading Australia and a third party. WPG is currently studying the redevelopment of the Whitehorse Shopping Center as an entertainment center through development of a multiplex cinema and complementary restaurants, and retail shops. In conjunction with Reading Australia's acquisition of its interest in WPG, Reading Australia loaned approximately $1,400,000 to that joint venture partner which loan accrues interest at 7.5% annum and is included in "Investment and advances in joint venture" in the Consolidated Balance Sheet at December 31, 1997. Reading Australia also guaranteed 50% of the underlying property debt of WPG, which amount totaled approximately $4,000,000. The carrying amount of the Consolidated Company's 50% interest approximates half the appraised value of WPG and management believes that the December 31, 1997 carrying value of the WPG investment approximates its fair value. The Consolidated Company's investment in WPG has been accounted for using the equity method. WPG operated at a break even level from the November 1997 acquisition date through the end of the year and, accordingly, no equity earnings or losses have been recorded from the investment in the 1997 Consolidated Statement of Operations.

NOTE 5 -- INVESTMENT IN CITADEL HOLDING CORPORATION ("CITADEL")

     Citadel, whose stock is traded on the American Stock Exchange, has been engaged primarily in the business of owning and managing commercial and residential properties since August 1994. As described in Note 2, in October 1996, Citadel invested $7,000,000 to acquire 70,000 shares of REI Redeemable Cumulative Voting Convertible Stock (Note 9), which represents 5% of the outstanding voting securities of REI and an Asset Put Option.

     The Consolidated Company increased its common stock ownership in Citadel to 33.4% from 1,564,473 shares (26%) at December 31, 1996 through the Company's purchase of an additional 666,000 shares upon the exercise of a warrant at a cost of approximately $3.00 per share, or $1,998,000. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note in the amount of $1,998,000, secured by 500,000 shares of REI Common Stock. Interest is payable quarterly in arrears at the prime rate, which amounted to 8.5% at December 31, 1997. Interest expense paid pursuant to this note amounted to

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


approximately $125,000 for the year ended December 31, 1997. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following Citadel's written demand for payment and has been included in the accompanying Balance Sheet as "Note Payable to Citadel."

     As of December 31, 1997 and 1996, the Consolidated Company's investment in Citadel was $6,594,000 and $4,625,000, respectively. Retained earnings represented by undistributed earnings of the Consolidated Company's investment in Citadel amounted to approximately $2,514,000 at December 31, 1997. Based upon the closing price of Citadel's common stock of $4.50 at December 31, 1997, the aggregate market value of the Consolidated Company's common stock interest in Citadel was approximately $10,000,000.

     The following summarizes earnings (losses) from the Consolidated Company's investment in Citadel as included in the accompanying Consolidated Statements of Operations for the years ended December 31, 1997 and 1996, the three months ended December 31, 1995 and the year ended September 30, 1995.

                                   Years      Three Months      Year
                                   Ended         Ended          Ended
                                December 31,  December 31,   September 30,
                               1997     1996      1995           1995
                               ----     ----      ----           ----

Equity earnings (losses)       $392   $1,526       $20          $(474)
Preferred stock dividends        --      154        40            140
Preferred stock
 redemption premium              --      716        --             --
                               ----   ------       ---          -----
                               $392   $2,396       $60          $(334)
                               ====   ======       ===          =====

     Until November 1994, Craig held approximately a 9% interest in Citadel, which for accounting purposes was reported at cost as adjusted for market declines considered to be other than temporary. Between November 1994 and December 1996, the Consolidated Company owned 1,329,114 shares of Citadel 3% Cumulative Voting Convertible Preferred Stock (the "CHC Preferred Stock") with a Stated Value of $5,250,000. In December 1996, Reading elected to exercise its rights to convert the CHC Preferred Stock into CHC Common Stock, whereupon, Citadel exercised its right to redeem the CHC Preferred Stock. The
Consolidated Company received the stated value of $5,250,000, all accrued and unpaid dividends and a redemption premium of $941,000, which premium, net of the amount attributable to the Consolidated Company's common stock interest, is included in "Earnings (losses) from investment in Citadel" in the Consolidated Statement of Operations for the year ended December 31, 1996.

     On December 29, 1997, Citadel capitalized a wholly owned subsidiary, Big 4 Ranch, Inc., with a cash contribution of $1,200,000 and then distributed 100% of the shares of Big 4 Ranch, Inc. to Citadel's common shareholders of record as of the close of business on December 23, 1997, as a spin-off dividend. The Consolidated Company received 2,213,043 shares or 33.4% of Big 4 Ranch, Inc.
The Company recorded such distribution of Big 4 Ranch, Inc. as

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


a reduction of its investment in Citadel in the amount of approximately $401,000 and a corresponding increase as investment in Big 4 Ranch, Inc., which is included in "Other Assets" at December 31, 1997. The Board of Directors and executive officers of Big 4 Ranch, Inc. are comprised of Edward L. Kane (an REI director), William D. Gould and Margaret Cotter (Craig Directors).

     In 1997, Big 4 Ranch, Inc. (owning 40%), Citadel (owning 40%) and Visalia LLC (owning 20%; a limited liability company controlled by Mr. James J. Cotter, the Chairman of the Board of Craig, REI and Citadel, and owned by Mr. Cotter and certain members of his family) entered into three general partnerships, which partnerships acquired on December 31, 1997 certain agricultural properties located in Kern County, California (purchase price amounting to approximately $7,600,000). The acquisition was financed by a 10-year purchase money mortgage in the amount of $4,050,000, a line of credit from Citadel and pro rata contributions from the partners. Through the Consolidated Company's holding in Big 4 Ranch, Inc., and Citadel, the Company owns approximately 26.7% of such partnerships at December 31, 1997.

     Summarized financial information of Citadel as of December 31, 1997 and 1996 and for each of the three years ended December 31, 1997 follows:


                                                      YEARS ENDED DECEMBER 31,
                                                -----------------------------------
CONDENSED BALANCE SHEETS:                       1997                           1996
-------------------------                       ----                           ----
Cash and cash equivalents                     $ 4,364                        $ 6,356
Rental Properties                              13,652                         14,433
Investment in Reading                           7,000                          7,000
Equity investment and note receivable
  from Agricultural Partnerships                1,960                             --
Other assets                                    1,884                          2,503
Accrued and other liabilities                   1,411                          2,265
Mortgage liabilities                            9,395                         10,303
Stockholder's equity                           18,054                         17,724


                                                          YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------
CONDENSED STATEMENTS OF OPERATIONS:               1997             1996               1995
-----------------------------------               ----             ----               ----
Rental Income                                  $ 5,110          $ 4,932             $ 5,402
Interest income                                    326              844                 710
Real estate operating expenses                  (2,090)          (2,481)             (2,660)
Depreciation                                      (391)            (395)               (420)
Interest expense                                (1,009)          (1,317)             (1,327)
General and administrative expenses             (1,220)            (914)             (1,927)
Gain from Investment in Fidelity                    --            4,000                 (41)
Dividends from Investment in Reading               455               95                  --
Interest income from Craig                         125               --                  --
Consulting income from Reading                     240              169                 120
Gain (loss) on sale of rental property             (16)           1,493               1,541
                                               -------          -------             -------
Net earnings                                   $ 1,530          $ 6,426             $ 1,398
                                               =======          =======             =======

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


      Citadel net earnings for 1997, 1996 and 1995 include dividends, interest income and consulting fees from the Consolidated Company amounting to $820,000, $264,000 and $120,000, respectively. In addition, stockholders equity at December 31, 1997 includes the effect of the Big 4 Ranch, Inc. stock distribution amounting to $1,200,000, the Consolidated Company's portion amounting to $401,000.

      Citadel's net earnings for the year ended December 31, 1996 are inclusive of non-recurring income of $4,000,000 from the recognition for financial statement purposes of previously deferred proceeds from the bulk sale of loans and real estate by a previously owned subsidiary of Citadel.

NOTE 6 -- INVESTMENT IN STATER BROS. HOLDINGS, INC. ("SBH" AND TOGETHER WITH ITS SUBSIDIARIES, "STATER")

      Between 1989 and March 8, 1996, Craig held a 50% common stock interest in SBH which for accounting purposes was accounted for in accordance with the equity method of accounting. The remaining 50% interest in Stater was owned by La Cadena Investments ("La Cadena"), a general partnership consisting of key executives of Stater. Stater is a supermarket chain in Southern California, operating 110 supermarkets in the Inland Empire Region of Southern California.

     During March 1994, Craig consummated several agreements with Stater and La Cadena with respect to a series of separate transactions as a result of which Craig, among other things, received from Stater pretax cash proceeds approximating $42,000,000 and a return of 311,404 shares of Craig Common Stock, La Cadena obtained voting control over SBH, and Stater, among other things, acquired the right to convert the Company's common stock interest in SBH into a preferred stock and an option to purchase the Company's equity interest in SBH at a formula price. As part of the 1994 transactions, Craig entered into a consulting agreement with Stater pursuant to which Craig, among other things, agreed to render consulting services for a five year period for $1,500,000 annually.

      Effective March 8, 1996, Stater exercised its right to convert all Craig's common stock in Stater into 693,650 shares of Stater Series B Preferred Stock, stated value $100 per share (the "Stater Preferred Stock"). The Stater Preferred Stock had a liquidation preference and redemption value of $69,365,000 and a cumulative dividend preference beginning at 10.5%. Upon the conversion by Stater in March 1996 of Craig's common stock interest to redeemable preferred stock, the Consolidated Company discontinued the use of the equity method of accounting for its investment in Stater. Prior to the preferred stock conversion, the carrying value of Craig's 50% common stock interest, net of the $14.65 option proceeds received in 1994 amounted to approximately $9,000,000. During the twelve months ended December 31, 1996, Craig recorded approximately $58,978,000 of the difference between $67,978,000 (98% of the stated value of the Stater Preferred Stock) and Craig's net carrying value of its previous common stock investment amounting to $9,000,000 as "Gain from conversion of common stock interest in Stater".

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


      In October 1996, the SBH Preferred Stock was transferred to Reading in the Stock Transactions. In August 1997, the SBH Preferred Stock was repurchased in its entirety by SBH and the Consulting Agreement between the Company and Stater was terminated. The SBH Preferred Stock was included in the accompanying Consolidated Balance Sheet as December 31, 1996, as "Investment in Stater Preferred Stock" at a value of $67,978,000 or 98% of stated value. Upon its repurchase in August 1997, the Consolidated Company recognized income of approximately $2,002,000 comprised of (i) $1,387,000 (difference between the $69,365,000 stated value of the SBH Preferred Stock and the carrying value) and
(ii) $615,000 received from Stater at the time of the SBH Preferred Stock repurchase for REI's agreement to enter into a covenant-not-to-compete for a one year period.

      The following summarizes earnings from the Consolidated Company's investment in Stater prior to the repurchase of such investment by Stater in August 1997 as included in the accompanying Consolidated Statements of Operations for the years ended December 31, 1997 and 1996, the three months ended December 31, 1995 and the year ended September 30, 1995:

                                     Years      Three Months        Year
                                     Ended          Ended           Ended
                                  December 31,    December 31,   September 30,
                                 1997      1996      1995            1995
                                 ----      ----      ----            ----
Dividend income                $4,330   $ 5,978        --              --
Service fee income                972     1,500    $  375          $1,500
Gain on conversion/
 repurchase of investment
 in Stater                      2,002    58,978        --              --
Equity in earnings in
 Stater                            --     1,608     1,881           3,693
                               ------   -------    ------          ------
                               $7,304   $68,064    $2,256          $5,193
                               ======   =======    ======          ======

      The unaudited pro forma effect on Net Earnings available to common shareholders resulting from the repurchase of the Stater Preferred Stock and termination of the Consulting Agreement would have been to reduce such net earnings available to common stockholders by $5,018,000 and $40,794,000 for the twelve months ended December 31, 1997 and 1996, respectively. The pro forma net loss available to common shareholders for the year ended December 31, 1997 would have been $2,167,000 (basic and diluted loss of $0.20 per share) and the pro forma net earnings for the year ended December 31, 1996 would have been $1,853,000 (basic and diluted earnings of $0.16 per share). Such pro forma results assume that the redemption of the Company's investment in Stater had accrued on January 1, 1996, thereby eliminating the income previously reported, as detailed above, net of the related income tax provisions. In addition, the proceeds received of $69,365,000 was assumed to have been invested at rate of 5.5% as of the beginning of the periods being reported.

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


NOTE 7 -- NET INVESTMENT IN LEASED EQUIPMENT

     During 1996, a wholly-owned subsidiary of REI purchased computer equipment for $40,934,000 which equipment was leased to various retail companies (the "User Leases"). Concurrent with the purchase of the equipment, the Company leased the equipment back to the seller, subject to the User Leases, for a period of five years (the "Wrap Lease"). Reading's investment in the equipment was funded through a cash payment of $1,944,000 and the issuance of a non-recourse promissory note (the "Promissory Note") in the amount of $38,900,000. Payments due under the Wrap Lease were subsequently sold to a third party in return for a $32,000 payment and assumption by the purchaser of all obligations under the Promissory Note. Reading has retained all rights and interest in the equipment subject to the User Leases and the Wrap Lease. Therefore, Reading has rights to the residual value of the equipment upon conclusion of the Wrap Lease (which term exceeds the term of the User Leases). The residual interest has been reflected at its net cost, $2,125,000, in the Consolidated Balance Sheet at December 31, 1997 and 1996 as "Net investment in leased equipment."

NOTE 8 -- PROPERTY, PLANT AND EQUIPMENT

     The Consolidated Company's property, plant and equipment at December 31, 1997 and 1996 consisted of the following:



                                        December 31,       December 31,
                                            1997              1996
                                        ------------       ------------
Land*                                     $10,978          $ 7,332
Property held for development*              4,137               --
Property development costs*                 1,440            1,207
Buildings                                   1,959              743
Capitalized lease premises                    538              538
Leasehold improvements                      9,007              974
Equipment                                   8,074            6,450
Construction in progress                    3,159            1,356
                                          -------          -------
Property, plant and equipment              39,292           18,600
Less: Accumulated depreciation             (3,634)          (2,224)
                                          -------          -------
Property, plant and equipment, net        $35,658          $16,376
                                          =======          =======

* Represents land, property held for development and property development costs capitalized with Respect to potential Reading Australia projects. Property held for development reflects the net purchase price of a property which was acquired by Reading Australia in March 1998 and which Reading Australia was obligated at December 31, 1997 to reimburse the seller for demolition costs. See Note 14.

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


NOTE  9 -- REDEEMABLE PREFERRED STOCK OF READING

  The 70,000 shares of REI Series A Preferred Stock have a stated value of $100 per share or $7,000,000 and holders of the REI Series A Preferred Stock are entitled to receive cumulative dividends at the rate of $6.50 per share. Citadel has the right during the 90 day period beginning October 15, 2001, or in the event of a change of control of REI, to require REI to repurchase the Series A Preferred Stock at, its stated value plus accrued and unpaid dividends or, in the case of a change in control, a premium. In addition, the holders of the Series A Preferred Stock may require REI to repurchase the shares at the stated value plus accrued and unpaid dividends in the event that REI fails to pay dividends on the Series A Preferred Stock in any four quarterly periods. In the event of a change in control of REI, the holders of a majority of the Series A Preferred Stock may require redemption at a premium. Due to the redemption provisions, the Series A Preferred Stock has not been included as a component of Shareholders' Equity in the Consolidated Balance Sheet and will be separately categorized as "Redeemable Preferred Stock of subsidiary", until such time that the redemption provision is exercised.

  Each share of Series A Preferred Stock is convertible into shares of REI Common Stock at a conversion price of $11.50 per share at any time after April 15, 1998. REI also has the right to require conversion of the Series A Preferred Stock in the event that the average market price of the REI Common Stock over a 180 day period exceeds $15.525 per share. REI may, at its option, redeem the Series A Preferred Stock at any time after October 15, 2001, in whole or in part, at a redemption price equal to a percentage of the stated value (initially 108%, declining 2% per annum until the percentage equals 100%) plus accrued and unpaid dividends to the date of redemption. Dividends paid during the years ended December 31, 1997 and 1996 amounted to approximately $455,000 and $95,000, respectively.

NOTE 10 -- STOCK OPTIONS

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages companies to adopt a fair value approach to valuing stock options that would require compensation costs to be recognized based upon the fair value of the stock option granted. As permitted by SFAS No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options and will provide the footnote disclosures required by SFAS No.
123. Under APB 25, if the exercise price of Craig's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  As described in Note 11, the Board of Directors declared a stock dividend of Class A Common Stock on December 5, 1997. Stock option data regarding shares and exercise prices has been reflected as an adjustment in the data for 1997 as it impacted the terms of each individual stock option grant differently.

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


  A stock option plan adopted in 1984, as amended, provided for the granting of options to purchase a maximum of 200,000 shares of common stock at exercise prices not less than the market price at the date of grant. Under the terms of the plan, which expired in 1995, options could be granted to officers, directors and other key employees who owned 10% or less of the voting power and value of all classes of Craig's stock. Options under this plan expired, unless extended, after five years and may be exercisable in installments, generally beginning one year after the date of grant. During 1997, the Board extended for two years the exercise date of 30,000 shares originally issued and due to expire in October 1997 under this plan. At December 31, 1997, no other options are outstanding pursuant to the plan.

 Changes in the number of shares subject to options granted are as follows:


                                                                                   Class A Common
                                                   Common Stock                   Preference Stock
                                                --------------------          -----------------------
                                                            Weighted                         Weighted
                                                             Average                         Average
                                                Options       Price           Options         Price
                                                -------       -----           -------        --------
Outstanding at October 1, 1994                   30,000      $ 13.32           192,500           $10.50
 Canceled(3)                                                                  (175,000)          $10.50
 Granted(3)                                     300,000      $ 11.75
                                               --------      -------          --------           ------
Outstanding at September 30, 1995               330,000      $ 11.90            17,500           $10.50
                                               --------      -------          --------
Outstanding at December 31, 1995                330,000      $ 11.90            17,500           $10.50
                                               --------      -------          --------           ------
Outstanding at December 31, 1996                330,000      $ 11.90            17,500           $10.50
 Granted(1)                                      15,000      $ 19.81
 Expired(2)                                     (15,000)     $(12.75)
                                               --------      -------          --------           ------
Outstanding at December 31, 1997                330,000      $ 12.21            17,500           $10.50
                                               --------      -------          --------           ------
Exercisable at December 31, 1997                315,000      $ 11.85            17,500           $10.50
                                               --------      -------          --------           ------

Outstanding at December 31, 1997
adjusted for declared stock distribution(4)     624,940      $  6.05            60,000           $ 7.20
                                               --------      -------          --------           ------

     (1) Represents an option to acquire 15,000 common shares granted to Margaret Cotter upon her election to the Board of Directors in December 1997. Such options have a 10 year life and vest 25% each year.
     (2) In agreement for the holder to not exercise such shares, the Company paid $30,000 to such holder subsequent to the option expiration in January 1997.
     (3) The Board of Directors approved the grant of a ten year option to acquire 300,000 shares of Craig's common stock at an exercise price of $11.75 per share in June 1995 to the Chairman of the Board. Such grant was made in consideration of, among other things, the Chairman's agreement to extend his consulting agreement with Craig through September 30, 1997 with no increase in compensation and the cancellation of

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

          a previously issued vested option to purchase 175,000 shares of Craig's Class A Common Preference Stock at an exercise price of $10.50 per share.
     (4) The stock distribution had the effect of increasing the number of shares outstanding. With the exception of the Chairman of the Board, the number of shares available for option was increased by the number of options previously granted, however, the increase was in the Class A Common Preference Stock. In December 1997, the Board amended the option agreement with the Chairman of the Board providing for his options to be increased in the same security as the options were granted (common stock), adjusted for the variance in market price between the two stocks.


          The weighted-average remaining contractual life of all options outstanding at December 31, 1997 was 6.5 years.

          Pro forma net income and earnings per share information reflecting the fair value approach to valuing stock options and the corresponding increase in compensation expense is required by SFAS No. 123 in each of the years that a company grants stock options. The Company granted 15,000 options in 1997. The fair value of this option was estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions: stock option exercise price of $19.8125, risk free interest rate of 5.73%, expected dividend yield at 0%, expected option life of 5 years and expected volatility of 24.8%. The weighted-average fair value of options granted in 1997 was $4.35 per share. There is no pro forma effect of the issuance of these options to diluted earnings per share for the year ended December 31, 1997. The pro forma adjustments may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. Further, SFAS No. 123 requires assumptions by management, regarding the likelihood of events on which the vesting of contingent, performance based options are predicated.

NOTE 11 -- COMMON AND CLASS A COMMON PREFERENCE STOCK

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

          On December 15, 1997, the Board of Directors declared a stock dividend which provided all Common Stock and Class A Common Preference Stock shareholders of record on January 5, 1998 to receive one share of Class A

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


Common Preference Stock. Such stock distribution occurred on February 5, 1998. Immediately following such distribution, the Company had 3,762,912 shares of Common Stock and 7,006,912 shares of Class A Common Preference Stock outstanding. The amount of approximately $54,000 will be transferred from additional paid in capital to the Class A Common Preference account to record this distribution in February 1998. Previously reported earnings per share has been restated to reflect such stock distribution.

          Craig purchased 539,100 shares of its common stock at a purchase price of approximately $7,585,000 during the twelve months ended December 31, 1996; 54,000 shares of its Common stock and 23,000 shares of its Class A Common Preference stock at a purchase price of approximately $709,000 during the three months ended December 31, 1995; and 90,000 shares of its Common stock at a purchase price of approximately $823,000 during the year ended September 30, 1995.

          On May 17, 1996, Craig agreed to purchase 67,000 shares of Reading Common stock from the Chairman of the Board, James J. Cotter, in exchange for 66,042 shares of its Common stock. Under the terms of the agreement, Mr. Cotter granted to Craig, for a two year period, the right of first refusal to acquire the 66,042 shares of its Common Stock and 66,042 shares of the Class A Common Preference Stock received in the February 1998 distribution at a price of $9.00 per share in the event that Mr. Cotter determines to sell, assign or convey any interest in such shares. Issuance of these shares was recorded based on the closing price of Reading Company Common stock on May 17, 1996, or $10.625 per share, as an increase to shareholders' equity amounting to approximately $712,000.

NOTE 12 -- INCOME TAXES

          Craig and Reading file separate federal and state income tax returns. The future utilization of net operating loss carryforwards and capital loss carryforwards described below, therefore, cannot be used to offset each separate companies' tax liabilities. Significant components of the provisions for income taxes attributable to operations are as follows:




                                     Years          Three Months     Year
                                     Ended             Ended         Ended
                                  December 31,      December 31,  September 30,
                               1997         1996        1995          1995
                               ----         ----        ----          ----
Earnings (loss) consists
of the following:
 United States                $7,945       $73,180     $1,717        $5,108
 Foreign                      (3,327)       (4,730)        --            --
                              ------        ------     ------        ------
  Total:                      $4,618       $68,450     $1,717        $5,108
                              ======       =======     ======        ======

     Significant components of the provisions for income taxes attributable to operations are as follows:

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)



                                                Years            Three Months        Year
                                                Ended               Ended            Ended
                                             December 31,         December 31,   September 30,
                                         1997            1996        1995            1995
                                         ----            ----        ----            ----
Income taxes (benefit):
 Current:
  Federal                              $  181         $   946        $245           $   85
  Foreign                                 698             446          20               --
  State and local                         273              83          50              (30)
                                       ------         -------        ----           ------
 Total current                          1,152           1,475         295               55
                                       ------         -------        ----           ------
 Deferred:
  Federal                                 160          20,621         490            1,090
  State                                    --           3,707          82              505
                                       ------         -------        ----           ------
 Total deferred:                          160          24,328         572            1,595
                                       ------         -------        ----           ------

   Total income taxes                  $1,312         $25,803        $867           $1,650
                                       ======         =======        ====           ======

     The reconciliation of income taxes at United States statutory rates to income taxes as reported are as follows:

                                                Years             Three Months       Year
                                                Ended                Ended           Ended
                                             December 31,        December 31,    September 30,
                                         1997            1996        1995            1995
                                         ----            ----        ----            ----
Tax at U.S. statutory rates            $ 1,570        $23,958        $584           $1,737
Foreign withholding tax                    698            446          --               --
Use of net operating
 loss carryforwards                     (2,344)            --          --               --
Foreign and U.S. losses
 not benefited                           1,593            234          --               --
Dividend exclusion on
 preferred dividends                      (698)        (1,811)        (10)             (35)
Unrealized tax benefits,
 net of AMT                                238           (886)         --             (365)
Other                                       --            276         165               --
State taxes, net of
 federal benefit                           255          4,138         128              313
                                       -------        -------        ----           ------
  Total income expense                 $ 1,312        $25,803        $867           $1,650
                                       =======        =======        ====           ======

          The Stock Transactions described in Note 2 are intended to qualify as an exchange under Section 351(a) (a "351 Exchange") of the Internal Revenue Code of 1986, as amended (the "Code"). In a 351 Exchange, the party acquiring the assets retains the contributing parties' tax basis in the acquired assets, with no taxable gain recognized as a result of the exchange. The parties contributing assets obtain a tax basis in the assets received in the exchange equal to the basis in the assets which are contributed in the exchange. With the exception of the Stater Preferred Stock, the book value of the assets

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


transferred to Reading from Craig in the Stock Transactions approximated the tax basis in the assets received. Craig's adjusted tax basis (for federal tax purposes) in the Stater Preferred Stock was approximately $5,000,000 and, accordingly, upon Reading's contribution of the Stater Preferred Stock in fiscal 1996 to Reading Australia, a taxable gain (for federal tax purposes) occurred at Reading.

          The estimated tax liabilities associated with the assets received in the Stock Transactions were $22,042,000 in deferred federal income taxes primarily relating to the Stater Preferred Stock. At the time of the closing of the Stock Transactions, Reading had a gross deferred federal tax asset of $55,968,000 and a valuation allowance in the same amount. Upon receipt of the Stater Preferred Stock, it was determined that it was more-likely-than-not that a portion of the deferred tax asset which had previously been fully reserved by Reading, would be realized and Reading reduced the valuation allowance by $20,782,000 which amounts reflects the value of the Company's federal tax loss carryforwards which were expected to be utilized by Reading, net of $1,260,000 in federal alternative minimum tax ("AMT"). For financial statement purposes, the exchange was treated as a purchase, and accordingly, the assets and liabilities were valued at the date of the exchange based on their estimated fair value after consideration of the recognition by Reading of the previously reserved net operating loss carryforward, net of the AMT. Accordingly, for financial statement purposes, the purchase of REI by Craig resulted in a decrease to previously recognized deferred federal income taxes related to the Stater Preferred Stock and a corresponding decrease to the cost basis of REI assets included in the Consolidated Balance Sheet amounting to approximately $22,000,000 of such federal deferred tax.

          Carryforwards and temporary differences which give rise to deferred tax liabilities and assets are as follows:

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


                                                 DECEMBER 31,
DEFERRED TAX LIABILITIES:                1997                 1996
                                         ----                 ----
 Tax basis difference of
  investments in affiliates           $ 12,286              $ 18,658
                                      --------              --------
DEFERRED TAX ASSETS:
Craig:
  Capital loss carryforward              1,370                 7,804
  Federal benefit of state
   taxes                                 2,385                 2,368
  Other                                    163                   278
Reading:
  Net operating loss
   carryforwards                        14,996                15,310
  Alternative minimum taxes              3,073                 2,928
  Foreign tax credit                     1,168                    --
  Wrap lease rental sale                10,712                13,171
  Other                                  1,311                 1,134
                                      --------              --------
Gross deferred asset                    35,178                42,993
Valuation allowance                    (31,260)              (32,543)
                                      --------              --------
Net deferred tax asset                   3,918                10,450
                                      --------              --------
Net deferred tax liabilities          $  8,368              $  8,208
                                      ========              ========

      Based on an analysis of the likelihood of realizing Reading's deferred tax assets (taking into consideration applicable statutory carryforward periods), the Consolidated Company concluded that under SFAS No. 109, a valuation allowance for approximately $31,260,000 was necessary at December 31, 1997. Reading's federal tax net operating loss carryforwards amounting to $32,584,000 expire as follows:


                         Year                      Amount
             ------------------------      --------------------
             2000....................              21,983
             2002....................               7,382
             2003....................                 589
             2007....................               1,443
             2008....................               1,155
             2009....................                  32
                                                  -------
                                                  $32,584
                                                  =======



       In addition to the federal net operating loss carryforwards, Reading has alternative minimum tax credits of $3,073,000 which can be carried forward indefinitely. Also, Reading has foreign net operating loss carryforwards of $9,517,000, $8,189,000 of which expires between 2000 and 2002 unless utilized prior thereto. In 1996, Reading had $13,426,000 of federal net operating loss carryforwards that expired unused. At December 31, 1997, Craig has capital loss carryforwards of approximately $3,200,000 which expire in 2001 unless utilized prior thereto.

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


       Reading is required to pay AMT for 1997 and 1996. AMT is calculated separately from the regular federal income tax and is based on a flat rate applied to a broader tax base. Amounts payable thereunder cannot be totally eliminated through the application of net operating loss carryforwards. The Consolidated Company recorded AMT expense of $146,000 and $935,000 in fiscal year 1997 and 1996.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

Certain Shareholder Litigation -- Craig and REI
-----------------------------------------------

     In September 1996, the holder of 50 shares of REI's Common Stock commenced a purported class action on behalf of Reading Company's minority shareholders owning Reading Company Class A Common Stock in the Philadelphia County Court of Common Pleas relating to the October REI Reorganization and Stock Transactions (See Note 2). The complaint in the action (the "Complaint") named REI, Craig, two directors of Craig (former directors of Reading) and all of the current directors of REI (other than Gregory R. Brundage) as defendants. The Complaint alleged, among other things, that the REI Independent Committee set up to review the transactions and the current and former directors of REI breached their fiduciary duty to the minority shareholders of REI in the review and negotiation of the Reorganization and Stock Transactions and that none of the directors of REI were independent and that they all were controlled by James J. Cotter (the Chairman of the Board of Craig and REI), Craig or those controlled by them. The Complaint also alleged, in part, that the defendants failed to disclose the full future earnings potential of REI and that Craig would benefit unjustly by having its credit rating upgraded and its balance sheet bolstered and that the value of the minority shareholders' interest in REI was diluted by the transactions. The Complaint sought injunctive relief to prevent the consummation of the REI Stock Transactions and recision of the Stock Transactions if they were consummated and divestiture by the defendants of the assets or shares of the Company that they obtained as a result of the Stock Transactions, and unspecified damages and other relief.

     In October 1996, all of the defendants filed preliminary objections to the Complaint and thereafter, by agreement of the parties and Order of the Court, REI was dismissed as a defendant without prejudice. Plaintiff dismissed with prejudice his request for preliminary and permanent injunctive relief to prevent the consummation of the Stock Transactions and his request to rescind and set aside the Stock Transactions if and when consummated.

     In November 1996, plaintiffs filed an amended compliant against all of REI's present directors, its two former directors and Craig. The amended compliant does not name REI as a defendant. The amended compliant essentially restates all of the allegations contained in the Compliant and contends that the named defendant directors and Craig breached their fiduciary duties to the

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


alleged class. The amended complaint seeks unspecified damages on behalf of the alleged class and attorneys' and experts' fees. On December 9, 1997, the Court certified the case as a Class Action and approved the plaintiff as Class Representative.

     On April 24, 1997, plaintiff filed a purported derivative action against the same defendants. This action included claims substantially similar to those asserted in the class action and also alleged waste of tax benefits relating to the Company's historic railroad operating losses. The Company moved to dismiss this case for failure to comply with the mandated procedures for bringing such an action. On January 23, 1998, the Court dismissed the derivative action. The Company intends to pursue recovery of counsel fees expended in the defense of the case. The dismissal of the derivative action does not affect the class action case, nor does it preclude re-assertion of the claims contained in the derivative action.

     Management of both Craig and REI believe that the allegations contained in the complaint are without merit and intends to vigorously defend themselves in the matter. REI has Directors and Officers liability insurance and believes that the claim is covered by such insurance.

REI -Environmental
------------------

       Reading Company has been advised by the Environmental Protection Agency ("EPA") that it is a potentially responsible party ("PRP") under environmental laws including Federal Superfund legislation ("Superfund") for a site located in Douglassville, Pennsylvania. In 1995, the federal district court judge who presided over Reading Company's bankruptcy reorganization ruled that all liability asserted against Reading Company relating to the site was discharged pursuant to the consummation order issued in conjunction with the bankruptcy on December 31, 1980. The judge's decision was appealed and the appeal was heard in July 1996. A decision upholding the Company's position was rendered in June 1997 by the United States Court of Appeals for the Third Circuit (the "Appeals Court"). A subsequent request for a rehearing was rejected by the Appeals Court, and the period for appeal to the United States Supreme Court has expired. Accordingly, the Company believes that Reading Company has no liability relating to the site. However, a subsidiary of Reading Company was also named as a PRP at the site and if that subsidiary's defenses (including insolvency), proved ineffective the liability is estimated to be less than $300,000.

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

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


which have elapsed since EPA was notified of the likelihood of contamination, it is unlikely that the Reading will be required to decontaminate the Viaduct or incur costs related thereto.

Redevelopment Authority of the City of Philadelphia v. Reading
--------------------------------------------------------------

     On December 12, 1997 the Redevelopment Authority of the City of Philadelphia (the "RDA") filed an action in the Philadelphia Court of Common Pleas which relates to the 1993 sale of the Headhouse property by Reading to the RDA. Plaintiff has alleged discovery of asbestos, PCB's, lead paint, and alleges past and future clean-up costs in excess of $1,000,000. The action is based upon theories of contract and state environmental law. The Company has denied liability and intends to vigorously defend. It is management's opinion that the RDA's claim is meritless in that Reading adequately disclosed the condition of the property and expressly limited its representations made in connection with the sale.

NOTE 14 -- LEASE AGREEMENTS AND PURCHASE COMMITMENTS

       The Consolidated Company's rental expense for the twelve months ended December 31, 1997, 1996, the three months ended December 31, 1995 and the year ended September 30, 1995 was $4,225,000, $2,974,000 (inclusive of $220,000 of contingent rental expense), $23,000 and $69,000, respectively; subrental income paid by Citadel to Craig for the rental of office space to Citadel amounted to $2,000 monthly since July 15, 1995. The increase during the year ended December 31, 1996 reflects the result of Craig's consolidation of REI's operations in the consolidated financial statements of the Company as of January 1, 1996. The following summarizes separately the lease and purchase commitments of Craig and Reading.

Craig
-----

       Craig leases certain office space under a lease expiring in October 2001. Pursuant to the lease, the Company has the right to terminate the lease between February and July 1998 for a cancellation fee of $45,000. The lease agreements require that Craig pay for its share of building operating costs and taxes, which together with the base rent is estimated at $67,000 annually.

       During the year ended December 31, 1996, Craig entered into a 50/50 corporate joint venture in a newly formed company, Hope Street Hospitality LLC, established to develop the concept for a chain retail store/restaurant specializing in woodfire baked goods. To date, the joint venture has had significant operating losses and, accordingly, the Company has reported in the Statements of Operations for the year ended December 31, 1997 and 1996, a loss from this joint venture of $207,000 and $780,000 representing the operating losses and cost writedowns incurred as a result of the development nature of this venture. In addition, Craig has signed as a corporate guarantor, the facility lease obtained by Hope Street Hospitality LLC. The lease commenced on March 1, 1996, the terms of which included a prepayment of approximately $150,000 and annual minimum payments of approximately $103,000, to be paid

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


monthly for ten years. The lease provides the lessor with a one time option to cancel the lease at the end of the third year for approximately $45,000.

Reading Lease and Purchase Commitments
--------------------------------------

     CineVista and the domestic cinemas conduct their operations in leased premises. Two of Reading Australia's three operating multiplexes are in leased facilities. Reading's cinema leases have remaining terms, inclusive of options, of 12 to 40 years. Certain of Reading's cinema leases provide for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum. Substantially all of the leases require the payment of property taxes, insurance and other costs applicable to the property. Reading also leases office space, warehouse space and equipment under noncancellable operating leases. With the exception of one capital lease, all leases are accounted for as operating leases.

       Future minimum lease payments by year and in the aggregate, under noncancellable operating leases and the Cine Vista capital lease consist of the following at December 31, 1997:


                                           CAPITAL       OPERATING
                                            LEASE         LEASES
                                            -----         ------
1997                                       $   95         $ 3,215
1998                                           95           3,101
1999                                           95           3,068
2000                                           95           3,098
2001                                           95           3,099
Thereafter                                  1,069          41,511
                                           ------         -------
Total net minimum lease payments            1,544         $57,092
                                                          =======
Less amount representing interest           1,028
                                           ------
Present value of net minimum
   lease payments under capital lease      $  516
                                           ======

      At December 31, 1997, Reading had four lease agreements for theater facilities with a total of 46 screens which were then under construction or for which construction is anticipated to be completed in 1998 and 1997. The aggregate anticipated contribution for construction costs for such facilities was approximately $27,000,000 at December 31, 1997. The aggregate minimum annual rental for such leases is approximately $1,900,000, (excluding one lease which provides for the payment of rent currently, which amount is included in the minimum lease payments set forth above) which rentals commence upon the opening the theaters.

     During 1997, Reading Australia entered into two property purchase agreements and one option agreement to acquire land. Pursuant to the terms of the agreements, Reading Australia has made deposits of approximately $700,000, which amounts have been classified as "Restricted Cash" on the Company's Consolidated Balance Sheet.

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


     Under the terms of one of the purchase contracts, Reading Australia was required to pay the balance of the purchase price, approximately $4,137,000 upon completion of certain demolition activities to be performed by the property owner. Reading Australia also issued a fully cash-collateralized guarantee prior to the commencement of the demolition activities in favor of the property owner in the amount of $2,900,000, which amount has been reflected as "Restricted Cash" in the Company's Consolidated Balance Sheet. The Company has included the full amount of the purchase price of the property as "Property under development" in the 1997 Consolidated Balance Sheet and reflected the obligation for the remaining purchase price, $3,516,000, as a "Purchase Commitment" on the Consolidated Balance Sheet. Closing in the property purchase
occurred in March 1998.   Reading Australia intends to develop an entertainment
center on the site at an estimated cost of approximately $19,000,000, exclusive of the property purchase price.

     Reading Australia has an option to acquire a 12 acre site located in Sydney, Australia. The option exercise price is approximately $6,800,000. If the option is exercised, the Company intends to develop an entertainment center on the site at an estimated cost of in excess of $23,000,000.

     In April 1997, Reading Australia entered into a joint venture agreement with an experienced theater operator whereby the joint venture partner may borrow up to approximately $650,000 from Reading Australia to invest in certain country cinema developments. In accordance with the agreement, the partner has borrowed approximately $325,000 from Reading Australia and utilized the proceeds of the borrowing to acquire a 25% ownership interest (computed after consideration of certain management fees payable to Reading Australia) in Reading Australia's theater in Townsville, Queensland.

     Under the terms of the joint venture agreement with WPG (See Note 4), Reading Australia is required to build a multiplex theater with a minimum of ten screens with a cost of not less than $6,500,000, if Reading Australia's joint partner prepares and funds a plan to renovate and expand the joint venture property.

NOTE 15 -- LONG-TERM  DEBT

      Cine Vista has a $7,500,000, eight-year revolving credit agreement (the "Credit Agreement") with a bank. Under terms of the Credit Agreement, Cine Vista may borrow up to $7,500,000 to fund certain new theater development expenditures. Through December 31, 1998, Cine Vista may borrow and repay amounts outstanding under the Credit Agreement. Amounts, if any, outstanding at December 31, 1998 are payable in increasing quarterly installments over the balance of the loan term. At December 31, 1997 and 1996, no amounts were outstanding under this agreement.

      As security for the loan, Cine Vista has pledged substantially all of its assets. In addition, the stock of Cine Vista's parent company has been pledged as security for the loan. In conjunction with the loan, Reading has also agreed to subordinate to the lender its right to payment of the Subsidiary

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


Loans as well as certain other fees payable by Cine Vista to the Company under certain circumstances.

      The provisions of the Credit Agreement require Cine Vista to maintain a minimal level of net worth and other financial ratios, restrict the payment of dividends, and limit additional borrowing and capital expenditures. Borrowings under the Credit Agreement accrue interest at LIBOR (the London Interbank Offered Rate) plus 2.25%, or the base rate plus 1/2 of 1%, at Cine Vista's election. In accordance with the provisions of the Credit Agreement, Cine Vista is required to pay a commitment fee on the unused commitment equal to 1/2 of 1%.

NOTE 16 -- RELATED PARTY TRANSACTIONS

      Reading acquired the NY Angelika on August 27, 1996 (See Note 3). The theater is owned jointly by the Consolidated Company and Sutton Hill, a partnership affiliated with City Cinemas, a Manhattan-based theater operator and owned in equal parts by Mr. James J. Cotter, the Company's Chairman, and Mr. Michael Forman. City Cinemas (also owned indirectly in equal parts by Messrs. Cotter and Forman) operates the theater pursuant to the Management Agreement. Mr. Cotter is the Chairman of the Board of REI and Craig and the principal shareholder of Craig. A company controlled by Mr. Forman and his family beneficially own 12.4% of Craig's outstanding securities. City Cinemas also manages the remainder of the Consolidated Company's domestic cinemas. (See Note
3). Robert F. Smerling, President of the Company and John Foley, Vice President of Marketing of the Company, also serve in the same positions with City Cinemas for which they are paid by City Cinemas.

      As described in Note 11, Craig purchased 67,000 shares of Reading Common Stock from the Chairman of the Board, James J. Cotter in exchange for 66,042 shares of Craig Common Stock.

      During the years ended December 31, 1997 and 1996, Reading utilized the services of certain Citadel employees, including the President and Chief Executive Officer of Citadel, for real estate advisory services for which Reading paid Citadel $240,000 and $169,000, respectively, a rate which is believed to approximate the fair market value of such services. In addition, Craig provided certain administrative services to Citadel which it was paid $72,000 for the years ended December 31, 1997 and 1996 and $18,000 for the three months ended December 31, 1995.

      A company owned by a consultant of Reading Australia is a corporate partner of Reading Australia in certain theaters to be developed by Reading Australia. Pursuant to the agreement between that Company and Reading Australia, such officer purchased a 25% interest in the theater which was opened by Reading Australia in December 1996 which amount totaling $A500,000 was funded by a loan from Reading Australia.

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


NOTE 17 -- OTHER INCOME AND FINANCIAL INSTRUMENTS

      "Other income" totaled $1,157,000 and $3,622,000, for the years ended December 31, 1997 and 1996, respectively. Other income in 1997 included (i) a $490,000 reversal of a provision for estimated costs incurred in prior years,
(ii) $260,000 received from a third party as reimbursement of certain acquisition related expenditures which were expensed in prior periods, and (iii) approximately $220,000 from foreign currency agreements.

     During the fourth quarter of 1997, the Company entered into several foreign currency swaps and a currency forward position with a major bank. The agreement provided for the Company to receive $12,363,800 U.S. dollars ("USD") in return for the delivery of $18,659,300 Australian dollars ("AUD") in January 1998. The value of the contracts at December 31, 1997 was established by computing the difference between the contractual exchange rates of the swap and forward positions (AUD/USD) and the exchange rates in effect at December 31, 1997 resulting in a gain of $220,000 as of December 31, 1997. During the first quarter of 1998, the currency positions and extensions thereof matured and the Company incurred a loss. The loss, which will be recognized in the first quarter of 1998, totals approximately $700,000.

     The principal components of "Other income" in 1996 included a $2,360,000 settlement of Reading's claim against Conrail, the City of Philadelphia, the Southeastern Pennsylvania Transportation Authority and several other parties for reimbursement of costs incurred by Reading associated with cleanup of PCB contamination in certain properties formerly owned by Reading and $1,119,000 received, net of expenses, in settlement of a claim against a third party for failure to pay certain fees.

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


NOTE 18 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Quarterly financial information for the years ended December 31, 1997 and 1996, are summarized below:


                                                                NET                     NET                        BASIC AND
                                                              REVENUES                EARNINGS                      DILUTED
                                                                                     AVAILABLE TO                   EARNINGS
                                                                                     STOCKHOLDERS                  PER  SHARE
                                                         --------------------     -------------------           ----------------
YEAR ENDED DECEMBER 31, 1997                                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------    -----------------------------------------------------------------------
Quarter ended March 31, 1997                                   $ 7,979                 $ 1,387                       $0.13
Quarter ended June 30, 1997                                      8,827                     685                        0.06
Quarter ended September 30, 1997                                 8,553                   1,536                        0.14
Quarter ended December 31, 1997                                  7,107                    (757)                      (0.07)
                                                               -------                 -------
                                                               $32,466                 $ 2,851

YEAR ENDED DECEMBER 31, 1996

Quarter ended March 31, 1996                                   $ 6,068                 $31,293                       $2.70
Quarter ended June 30, 1996                                      6,228                   7,274                        0.62
Quarter ended September 30, 1996                                 7,245                   1,853                        0.17
Quarter ended December 31, 1996                                  8,324                   2,132                        0.20
                                                               -------                 -------
                                                               $27,865                 $42,552
                                                               =======                 =======

   Revenues in the first three quarters of Fiscal 1997 include income from Stater Preferred Stock and Stater's Consultancy Agreement of $2,350,000, $2,191,000 and $2,308,000, respectively. First quarter revenues include $260,000 received from a third party as reimbursement of certain acquisition related expenditures which were expensed by the Company in prior periods. Third Quarter income includes $615,000 received from Stater in return for REI's agreement not to provide consulting services for, nor own a controlling interest in, a business which competes with Stater for a period of one year. During the fourth quarter, the Company concluded all obligations relating to SWS Industries. The Company had been guarantor on various performance bonds issued on behalf of SWS. As a result of the conclusion of activities, $490,000 was recorded as income to reverse the provision for this matter recorded in prior years. Also, during the fourth quarter, Reading Australia wrote off $554,000 of previously capitalized project costs.

   The first, second, and fourth quarters of fiscal 1996 include the gain from the conversion of Craig's common stock holdings in Stater to preferred stock amounting to $49,961,000, $8,325,000 and $693,000, respectively. Dividend income from the Stater Preferred Stock in each of the four quarters of Fiscal 1996 beginning March 31, amounted to $478,000, $1,816,000, $1,836,000 and $1,848,000, respectively.

   The second quarter of 1996 includes approximately $1,433,000 of equity earnings from the Citadel Common Stock investment. These equity earnings included the Consolidated Company's 26.1% share of a nonrecurring gain on sale of real estate of $1,473,000 and nonrecurring income of $4,000,000 from the

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


recognition for financial statement purpose of previously deferred proceeds from the bulk sale of loans by a previously owned subsidiary of Citadel (See Note 4). The third quarter includes $1,119,000 received net of expenses in full settlement of a claim relating to a prior year purchase offer. Fourth quarter revenues include $2,360,000 recorded as income related to a settlement of a claim for property clean-up amounts previously expensed by Reading. The fourth quarter also includes the effects of the $941,000 preferred stock redemption premium by Citadel (See Note 5). Reading Australia's fourth quarter loss totaled $1,468,000.

NOTE 19 -- BUSINESS SEGMENTS AND GEOGRAPHIC AREA INFORMATION


     In order to more accurately insulate and segregate its operating activities and future real estate development plans from each other, Reading Australia undertook steps to separate its real estate development activities from its cinema operations in Australia during 1997. Accordingly, effective as of January 1997 Reading Australia commenced operations in two business segments, cinema development and operations, and real estate development. Domestically, and in Puerto Rico, the Consolidated Company is primarily engaged in one business segment, the operation and development of motion picture theaters. The following sets forth certain information concerning the Consolidated Company's two segments, real estate development, and cinema operations in 1997 the only period in which the Consolidated Company's operated in more than one segment:


                         REAL ESTATE        CINEMA       CORPORATE AND
      1997               DEVELOPMENT      OPERATIONS     ELIMINATIONS         CONSOLIDATED
      ----               -----------      ----------     ------------         ------------
Revenues(2)                     0             26,984          1,152                28,136
Operating income
  (loss)(2)                (2,506)               778         (4,906)               (6,634)
Identifiable assets        18,910             34,372        113,843               167,125
Depreciation                    0              1,687             50                 1,737
Capital expenditures(1)     7,586             12,463             69                20,118

_____________________

     (1) Capital expenditures are net of $3,516,000 purchase commitment.
     (2) Amounts do not include "Divided income from Stater".

     The following table indicates the relative amounts of revenues from operations and identifiable assets of the Company by geographic area during the two-year period ended December 31, 1997. Prior to January 1, 1996, the Company accounted for its investment in REI using the equity method of accounting and accordingly, all revenues and identifiable assets were considered U.S. corporate, and accordingly, have not been separately detailed in the table below. The Company has no export revenues.

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


                                                                                  December 31,
                                                                            ----------------------
                                                                            1997              1996
                                                                            ----              ----
Revenues:(4)
  Puerto Rico.................................................           $ 15,186           $ 15,523
  United States...............................................              9,130              3,256
  Australia...................................................              3,820                 --

Income (loss) from operations:(1)(4)
  Puerto Rico.................................................           $    (70)          $    385
  United States...............................................              1,288                956
  Australia...................................................             (3,518)            (2,817)
  Corporate and Other(2)......................................             (4,334)            (2,480)

Identifiable assets:(3)
  Puerto Rico.................................................           $  7,420           $  6,207
  United States...............................................             20,860             15,824
  Australia...................................................             28,379             12,948
  Corporate and other.........................................            110,466            130,989
  Consolidated Assets(1)......................................           $167,125           $165,968

     (1) Reflects earnings before interest expense, taxes and intercompany interest and management fees.
     (2) Corporate and other income includes corporate General and Administrative expense and excludes intercompany interest and management fees.
     (3) Reading Australia has cash and cash equivalents which had a value of $60,889,000 and $14,232,000 in 1997 and 1996, respectively. Such amounts have been included in the value of Corporate and other Assets.
     (4)  Amounts do not include dividend income from Stater.

NOTE 20 -- PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

     As described in Note 1, the accompanying consolidated financial statements, include the accounts of Craig and its majority owned subsidiaries. The following information reflects only the accounts of Craig and its wholly owned subsidiaries. As described in Note 2, on October 15, 1996, Craig and REI consummated the Stock Transactions which resulted in Craig exchanging substantially all of its assets for REI preferred and common stock. Craig and Reading are separate public companies and each entity's capital resources and liquidity is legally independent of the other and any intercompany loans or receivables would require approval of each separate company's Board of Directors. Accordingly, the future working capital of Craig will be primarily dependent on Reading's ability to pay dividends in accordance with the terms of the Series B Preferred Stock (Note 2).

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


                                                                                  YEARS ENDED
                                                                                  DECEMBER 31,
CONDENSED BALANCE SHEET:                                                     1997              1996
                                                                             ----              ----
Assets:
-------
 Cash                                                                     $  5,332           $  3,492
 Other current assets                                                           31                146
                                                                          --------           --------
  Total current assets                                                       5,363              3,638
 Investment in Citadel                                                       1,972                 --
 Investment in Common Stock of Reading                                      68,055             69,737
 Investment in Preferred Stock of Reading                                   55,000             55,000
 Property and equipment, net                                                   788                943
 Other assets                                                                  323                252
 Excess of cost over net assets acquired                                     1,153              1,196
                                                                          --------           --------
  Total assets                                                            $132,654           $130,766
                                                                          ========           ========
Liabilities and stockholders equity:
------------------------------------
 Accounts payable and accrued expenses                                    $    723           $    803
 Note payable to Citadel, current                                            1,998                 --
 Deferred tax liabilities                                                   30,410             30,250
 Stockholders' equity                                                       99,523             99,713
                                                                          --------           --------
 Total liabilities and stockholders' equity                               $132,654           $130,766
                                                                          ========           ========

     The Consolidated Statements of Operations and Cash Flows for Craig for the three months ended December 31, 1995 and the year ended September 30, 1995 are the same as those included in the accompanying Consolidated Statement of Operations and Cash Flows and, thus, they are not repeated below.

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1997
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                         ---------------------------
CONDENSED STATEMENT OF OPERATIONS:                       1997                   1996
                                                         ----                   ----
Revenues:
---------
 Equity in earnings of Stater                           $   --               $  1,608
 Equity in earnings of Reading                             500                  2,304
 Equity in earnings of Citadel                              94                     --
 Dividend income from Reading                            3,575                    748
 Dividend income from affiliates                            --                  4,534
 Service income from Stater                                972                  1,500
 Interest income                                           196                    415
                                                        ------               --------
                                                        $5,337               $ 11,109
                                                        ------               --------
Expenses:
---------
 General and administrative                              1,952                  2,024
 Interest expense                                          125                     --
 Loss from Australian theatre   developments                --                    388
 Loss from joint venture                                   207                    780
                                                        ------               --------
                                                         2,284                  3,192
                                                        ------               --------
 Earnings before other income and income taxes           3,053                  7,917
 Gain from interest in Stater                               --                 58,978
                                                        ------               --------
 Earnings before income taxes                            3,053                 66,895
 Income taxes                                              245                 24,342
                                                        ------               --------
        Net earnings                                    $2,808               $ 42,553
                                                        ======               ========
CONDENSED STATEMENT OF CASH FLOWS:
Operating Activities:
---------------------
 Net earnings                                            2,808               $ 42,553
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
 Gain on conversion of Stater common stock                  --                (58,978)
 Undistributed earnings of equity affiliates              (594)                (3,912)
 Increase in deferred taxes                                160                 24,003
 Other                                                     287                    844
                                                        ------               --------
 Net cash provided by operating activities               2,661                  4,510
Investing Activities:
---------------------
 Acquisition of Reading Stock                             (819)                (1,107)
 Sale of Citadel common stock to Reading                    --                  3,394
 Purchase of Citadel common stock                       (1,998)                    --
 Purchase of equipment                                      (2)                  (129)
                                                        ------               --------
 Net cash provided by investing activities              (2,819)                 2,158
Financing Activities:
---------------------
 Investment in Reading Australia                            --                (13,928)
 Purchase of Citadel stock for a note                    1,998                     --
 Payment of Stock Transaction Costs                         --                   (213)
 Treasury Stock Repurchases                                 --                 (7,584)
                                                        ------               --------
 Net cash (used in) financing activities                 1,998                (21,725)
Decrease in cash and cash equivalents                    1,840                (15,057)
Cash and cash equivalents at January 1,                  3,492                 18,549
                                                        ------               --------
Cash and cash equivalents at December 31,               $5,332               $  3,492
                                                        ======               ========

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Craig Corporation


We have audited the accompanying consolidated balance sheets of Craig Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1997 and 1996, the three months ended December 31, 1995 and for the year ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Craig Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and 1996, the three months ended December 31, 1995 and the year ended September 30, 1995, in conformity with generally accepted accounting principles.


                               ERNST & YOUNG LLP



Los Angeles, California
April 14, 1998