Form 10-Q
period 1998-03-31
CRAIG CORP
filed 1998-05-15
CIK 110985

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

     For the quarterly period ended:  March 31, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from _________________ to __________________

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


                    Yes    [x]                            No  ___


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 3,762,912 shares of Common Stock, $0.25 par value per share, and 7,058,412 shares of Class A Common Preference Stock, $0.01 par value per share, as of May 13, 1998.

================================================================================

                       CRAIG CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
PART 1.  Financial Information
------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1998 (Unaudited)
              and December 31, 1997.........................................    3

         Consolidated Statements of Operations for the Three Months
              Ended March 31, 1998 and 1997 (Unaudited).....................    4

         Consolidated Statements of Cash Flows for Three Months
              Ended March 31, 1998 and 1997 (Unaudited).....................    5

         Notes to Consolidated Financial Statements.........................    6

Item 2.  Management's Discussion and Analysis of the Consolidated
         Statements of Operations...........................................   12


PART 2.  Other Information
------

Item 1.  Legal Proceedings..................................................   17
Item 2.  Changes in Securities..............................................   17
Item 3.  Defaults Upon Senior Securities....................................   17
Item 4.  Submission of Matters to a Vote of Security Holders................   17
Item 5.  Other Information..................................................   17
Item 6.  Exhibits and Reports on Form 8-K...................................   17

Signatures..................................................................   18

                      CRAIG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                 MARCH 31, 1998               DECEMBER 31, 1997
                                                              ---------------------       -------------------------
                                                                            (In thousands of dollars)
                                                              -----------------------------------------------------
ASSETS
------
CURRENT ASSETS
  Cash and cash equivalents                                             $ 92,319                        $ 98,202
  Restricted cash                                                          1,236                           4,755
  Receivables, net                                                           824                           1,206
  Note receivable                                                             --                             720
  Inventories                                                                197                             194
  Prepayments and other current assets                                       867                             589
                                                                        --------                        --------
          Total current assets                                            95,443                         105,666
  Investment in and advances to joint venture                              3,189                           3,053
  Equity investments                                                       7,041                           6,995
  Net investment in leased equipment                                       2,125                           2,125
  Property and equipment, net                                             38,908                          35,658
  Other assets                                                             2,405                           2,393
  Excess of cost over net assets acquired                                 11,088                          11,235
                                                                        --------                        --------
           Total assets                                                 $160,199                        $167,125
                                                                        ========                        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                      $  1,299                        $  2,513
  Film rental payable                                                      1,885                           1,637
  Accrued property costs                                                   1,857                           3,319
  Property purchase commitment                                                --                           3,516
  Accrued taxes                                                              651                             987
  Note payable, including $1,998 to affiliate                              2,143                           2,643
  Other accrued expenses and liabilities                                   1,108                           1,286
                                                                        --------                        --------
              Total current liabilities                                    8,943                          15,901
  Capitalized lease, less current portion                                    509                             509
  Note payable                                                             1,057                           1,100
  Other long-term liabilities                                              3,856                           3,735
  Deferred tax liabilities                                                 8,368                           8,368
  Minority interests in equity of subsidiaries                            31,906                          32,273
  Redeemable Preferred stock of Reading                                    7,000                           7,000
SHAREHOLDERS' EQUITY
  Preferred stock, par value $.25, 1,000,000 shares
   authorized, none issued                                                    --                              --
  Class A common preference stock, par value $.01,
   10,000,000 shares authorized, 10,791,824 issued and
   7,006,912 outstanding                                                      16                              16
  Class B common stock, par value $.01, 20,000,000
   shares authorized, none issued                                             --                              --
  Common Stock, par value $.25, 7,500,000 shares
   authorized, 5,444,065 shares issued and 3,762,912
   outstanding                                                             1,361                           1,361
  Additional paid-in capital                                              30,828                          30,828
  Accumulated other comprehensive income                                  (3,829)                         (4,323)
  Retained earnings                                                       89,938                          90,111
  Cost of treasury shares, 3,408,306 shares including
   1,727,153 Class A Shares                                              (19,754)                        (19,754)
                                                                        --------                        --------
        Total shareholders' equity                                        98,560                          98,239
                                                                        --------                        --------
        Total liabilities and shareholders' equity                      $160,199                        $167,125
                                                                        ========                        ========

         See accompanying notes to consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                           1998                              1997
                                                                  -------------------------------------------------------
                                                                                   (In thousands of dollars,
                                                                                   except for share amounts)
Revenues:
      Theater admissions                                                 $6,410                            $4,252
      Theater concessions                                                 2,056                             1,310
      Theater advertising and other                                         237                               209
      Real estate                                                            42                                37
      Dividend income from Stater                                            --                             1,796
      Service income from Stater                                             --                               375
                                                                        -------                            ------
                                                                          8,745                             7,979
                                                                        -------                            ------
Expenses:
      Theater costs                                                       6,227                             4,429
      Theater concession costs                                              437                               298
      Depreciation and amortization                                         587                               356
      General and administrative expenses                                 2,535                             1,948
                                                                        -------                            ------
                                                                          9,786                             7,031
                                                                        -------                            ------
Earnings (loss) before minority interest, other
 income items and taxes                                                  (1,041)                              948


Equity in earnings of affiliates                                            131                                65
Other income                                                               (632)                              230
Interest income                                                           1,352                               675
                                                                        -------                            ------
Earnings (loss) before taxes and minority interest                         (190)                            1,918
Minority interest                                                           324                             (174)
                                                                        -------                            ------
Earnings (loss) before taxes                                                134                             1,744
Provision for taxes                                                        (193)                             (244)
                                                                        -------                            ------
Net earnings (loss)                                                         (59)                            1,500
Dividends paid on subsidiary redeemable preferred
 stock                                                                     (114)                             (114)
                                                                        -------                            ------

Net earnings (loss) available to Craig common
 shareholders                                                           $  (173)                           $1,386
                                                                        =======                            ======
Basic and diluted earnings (loss) per share:                             $(0.02)                            $0.13
                                                                        =======                            ======



          See accompanying notes to consolidated financial statements.

                               CRAIG CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                          --------------------------------------------
                                                                                   1998                     1997
                                                                          --------------------       -----------------
                                                                                     (In thousands of dollars)
OPERATING ACTIVITIES
Net earnings (loss)                                                               $   (59)                $ 1,500
Adjustments to reconcile net earnings (loss) to net cash
      provided by (used in) operating activities:
      Depreciation                                                                    419                     188
      Amortization                                                                    168                     168
      Deferred rent expense                                                           (51)                    396
      Undistributed earnings of affiliates                                           (131)                    (65)
      Loss on disposal of assets                                                      395                      --
      Minority interest                                                              (324)                    174
      Changes in operating assets and liabilities:
      (Increase) decrease in receivables                                              382                     188
      (Increase) decrease in other current assets                                     950                    (306)
      Increase (decrease) in payables                                              (3,005)                 (2,688)
      Increase (decrease) in accrued film rental                                      246                     217
      Increase (decrease) in other liabilities                                        (46)                     (4)
      Other, net                                                                       --                    (164)
                                                                                  -------                 -------
Net cash provided by (used in) operating activities                                (1,056)                   (396)

INVESTING ACTIVITIES
      Purchase of stock of subsidiary--minority interest                               --                    (819)
      Purchase of property and equipment                                           (7,311)                 (2,445)
      Decrease in restricted cash                                                   3,093                      31
                                                                                  -------                 -------
Net cash provided by (used in) investing activities                                (4,218)                 (3,233)

FINANCING ACTIVITIES
      Distributions to minority partner                                               (56)                    (87)
      Payment of Reading preferred dividends                                         (114)                     --
      Decrease in note payable                                                       (537)                     --
                                                                                  -------                 -------
Net cash provided by (used in) financing activities                                  (707)                    (87)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES                                                98                    (230)
                                                                                  -------                 -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (5,883)                 (3,946)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                               98,202                  52,172
                                                                                  -------                 -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $92,319                 $48,226
                                                                                  =======                 =======

         See accompanying notes to consolidated financial statements.

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
March 31, 1998
(amounts in tables in thousands)

NOTE 1 -- BASIS OF PRESENTATION

     BASIS OF CONSOLIDATION: The consolidated financial statements include the accounts of Craig Corporation ("Craig") and its wholly owned subsidiaries (collectively, the "Company") and its majority owned subsidiaries (collectively, the "Consolidated Company"). Such majority owned subsidiaries include the accounts of Reading Entertainment, Inc. ("REI" and together with its consolidated subsidiaries, "Reading"). Reading is in the business of developing and operating multi-plex cinemas in the United States, Puerto Rico and Australia and of developing, and eventually operating, entertainment centers in Australia. Reading operates its cinemas through various subsidiaries under the Angelika Film Centers and Reading Cinemas names in the mainland United States (the "Domestic Cinemas"); through Reading Cinemas of Puerto Rico, Inc., a wholly owned subsidiary, under the CineVista name in Puerto Rico ("CineVista" or the "Puerto Rico Circuit"); and through Reading Australia Pty., Limited (collectively with its subsidiaries referred to herein as "Reading Australia") under the Reading Cinemas name in Australia (the "Australia Circuit").
Reading's entertainment center development activities in Australia are also conducted through Reading Australia, under the Reading Station name.

     Investments in which the Consolidated Company holds a 20 to 50 percent interest are accounted for using the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. Minority interest in equity of subsidiaries reflects the minority stockholders' proportionate share of REI and the Consolidated Company's other joint ventures. As of March 31, 1998, the Company held approximately 78% of the outstanding voting securities of REI.

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim information and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1997 and for the year then ended. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     Certain amounts in previously issued financial statements have been reclassified to conform with the current period presentation.

     BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE: Basic earnings per share is calculated by dividing net earnings (loss) available to common shareholders by the weighted average shares outstanding during the period. The weighted average number of shares outstanding for both the three months ended March 31, 1998 and 1997 were 10,769,824. Basic and diluted earnings per share for the three months ended March 31, 1998 and 1997 was calculated based on net earnings available

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
March 31, 1998
(amounts in tables in thousands)

to common stock shareholders, which includes a reduction for dividends declared on the redeemable preferred stock in REI held by Citadel amounting to approximately $114,000.

     Diluted earnings per share is calculated by dividing net earnings (loss) available to common shareholders by the weighted average common shares outstanding plus the dilutive effect of stock options. During the first quarter of 1998, the Company recorded a net loss and, therefore, the stock options were anti-dilutive. At March 31, 1998, stock options to purchase 654,940 shares of Common Stock and 60,000 shares of Class A Common Stock at average exercise prices of $6.20 and $7.20 per share, respectively, were outstanding. The weighted average number of shares used in calculating diluted earnings per share was 10,930,918 for the three months ended March 31, 1997.

NOTE 2 -- COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes rules for the reporting and presentation of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The accumulated foreign currency translation adjustment as of December 31, 1997 has been reclassified to conform to the requirements of SFAS 130 and has been reflected as "Accumulated other comprehensive income" in the Consolidated Balance Sheets. The adoption of SFAS 130 did not impact the Company's net loss or total stockholders' equity.

     The following sets forth the company's comprehensive (loss) income for the periods shown:

                                                                        Three Months Ended
                                                                             March 31,
                                                               1998                          1997
                                                               ----                          ----
Net (loss) income                                              $(59)                        $1,500
Other comprehensive income (loss) net of tax                    494                           (325)
                                                               ----                         ------
Comprehensive (loss) income                                    $435                         $1,175
                                                               ====                         ======

NOTE 3 -- EQUITY INVESTMENTS

     At March 31, 1998, the Consolidated Company's interest in Citadel was approximately 33.4%. On April 21, 1998, Craig purchased 430,106 shares of Citadel Common Stock in a private transaction increasing the Consolidated Company's holdings in Citadel to approximately 39.9%.

     In addition to the 430,106 shares of Citadel securities purchased, Craig also purchased as part of the transaction,430,106 shares of Big 4 Ranch, Inc. ("BRI"). The purchase price of the Citadel securities and Big 4 Ranch, Inc. securities were $4.625 per share and $0.125 per share, respectively. The purchase of such shares was consummated pursuant to the delivery by Craig of $1,425,000 and the issuance of 51,500 treasury shares of Craig Corporation Class A Common Preference Stock.

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
March 31, 1998
(amounts in tables in thousands)

     In December 1997 Citadel distributed 100% of the stock in BRI to its shareholders. The Consolidated Company received 2,230,473 shares of BRI representing an ownership interest of approximately 33.4%. As described above, in April 1998, the Company increased its ownership in BRI to approximately 39.9%. BRI owns a 40% interest in three agricultural partnerships which own agricultural land located in California. Citadel also owns a 40% interest in the partnerships. The Company accounts for its investment in the Citadel and BRI common stock by the equity method. Citadel's net earnings for the three months ended March 31, 1998 were $371,000 and the Company's share of such earnings was $86,000, which amount is included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 1998 as "Equity in earnings of affiliates." Citadel's assets and liabilities totaled $29,417,000 and $10,992,000, respectively, at March 31, 1998. BRI's net loss for the quarter ended March 31, 1998 totaled approximately $127,000 and the Company's share of the loss, $40,000, has been included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 1998 as "Equity in earnings of affiliates." BRI's assets and liabilities totaled $1,079,000 and $6,000, respectively, at March 31, 1998. The closing price of Citadel's common stock on the American Stock Exchange at March 31, 1998 was $4.56 per share, approximately $3,473,000 in excess of the carrying value at March 31, 1998. Management believes that the March 31, 1998 carrying value of the BRI investment amounting to approximately $343,000 approximates its fair value.

NOTE 4 -- INVESTMENT IN AND ADVANCES TO JOINT VENTURE

     Reading Australia owns a 50% interest in the Whitehorse Property Group Unit Trust ("WPG"). In conjunction with the acquisition of WPG, Reading Australia loaned approximately $1,400,000 to that joint venture partner. WPG owns a shopping center located near Melbourne, Australia. WPG's net income for the quarter ended March 31, 1998 totaled approximately $171,000 and the Company's $85,000 share of the net income has been included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 1998 as "Equity in earnings of affiliate." WPG's assets and liabilities totaled $11,568,000 and $8,429,000, respectively, at March 31, 1998. The carrying amount of the Company's 50% interest at March 31, 1998 amounted to approximately $1,729,000 and together with the advance made to the joint venture partner in the amount of approximately $1,460,000 is included in the accompanying Balance Sheet as "Investment and advances to joint venture." The carrying value of the Investment and advances to joint venture will fluctuate due to changes between the Australian dollar and U.S. dollar.

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
March 31, 1998
(amounts in tables in thousands)

NOTE 5 -- PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                       March 31,               December 31,
                                                                          1998                     1997
                                                                   ------------------       ------------------
     Land held for development*                                          $15,488                  $14,714
     Land-cinemas                                                            408                      401
     Property development costs*                                           1,694                    1,440
     Buildings                                                             1,981                    1,959
     Capitalized premises lease                                              538                      538
     Leasehold improvements                                                9,039                    9,007
     Equipment                                                             8,047                    8,074
     Construction-in-progress                                              5,743                    3,159
                                                                         -------                  -------
                                                                          42,938                   39,292
     Less:  Accumulated depreciation                                      (4,030)                  (3,634)
                                                                         -------                  -------
                                                                         $38,908                  $35,658
                                                                         =======                  =======

___________________________
* Represents land held for development and property development costs capitalized with respect to potential Reading Australia projects. The carrying value of Reading Australia's assets will fluctuate due to changes in the exchange rate between the Australian and U.S. dollars.

NOTE 6 -- INCOME TAXES

     Craig and Reading file separate consolidated federal and state income tax returns. One company's net operating loss and capital loss carryforwards, therefore, cannot be used to offset the other company's tax liabilities. Income tax expense amounted to approximately $194,000 during the three months ended March 31, 1998 including $179,000 of foreign withholding taxes which will be paid if certain intercompany loans are repaid. Income tax expense for the three months ended March 31, 1997 reflects current estimated tax liabilities amounting to approximately $244,000, including federal and state income tax expense of $135,000 and $109,000 of foreign withholding taxes.

NOTE 7 -- PURCHASE COMMITMENTS

     In April 1998, Reading Australia made an initial payment of approximately $750,000 to acquire a property which the Company had previously had a right to acquire under an option agreement. Pursuant to the provisions of the property purchase agreement, the Company is required to pay an additional $6,675,000 in September 1998. In addition, at May 12, 1998 the Company had agreements related to the possible purchase of two parcels of land and the purchase or development of three cinemas in a joint venture and a separate property purchase agreement which, if certain contingencies are satisfied, will require the payment by the Company of approximately $4,200,000 prior to the end of the year.

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
March 31, 1998
(amounts in tables in thousands)

     At March 31, 1998, Reading had four committed lease agreements for theater facilities with a total of 46 screens which were then under construction or for which construction is anticipated to be completed in 1998 and 1999. At March 31, 1998 the aggregate anticipated costs remaining to complete construction for such facilities totaled approximately $23,000,000.

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

CONDENSED BALANCE SHEET:                                           MARCH 31,                  DEC. 31,
                                                                     1998                       1997
                                                                 -------------              ------------
Assets:
-------
     Cash and cash equivalents                                      $  5,680                    $  5,332
     Other current assets                                                 23                          31
                                                                    --------                    --------
        Total current assets                                           5,703                       5,363
     Investment in Common Stock of Reading                            67,774                      68,055
     Investment in Preferred Stock of Reading                         55,000                      55,000
     Investment in Citadel                                             1,998                       1,972
     Investment in BRI                                                   107                         120
     Property and equipment, net                                         754                         788
     Other assets                                                        192                         203
     Excess of cost over net assets acquired                           1,142                       1,153
                                                                    --------                    --------
     Total assets                                                   $132,670                    $132,654
                                                                    ========                    ========

Liabilities and stockholders equity:
------------------------------------
     Accounts payable and accrued expenses                          $    569                    $    723
     Note payable to Citadel, current                                  1,998                       1,998
     Deferred tax liabilities                                         30,410                      30,410
     Stockholders' equity                                             99,693                      99,523
                                                                    --------                    --------
     Total liabilities and stockholders'                            $132,670                    $132,654
      equity                                                        ========                    ========

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
March 31, 1998
(amounts in tables in thousands)


                                                                            THREE MONTHS ENDED
                                                             --------------------------------------------
                                                                  MARCH 31,                   MARCH 31,
                                                                    1998                        1997
                                                             ----------------           -----------------
CONDENSED STATEMENT OF OPERATIONS:
Revenues:
--------
      Earnings from Reading investment                                    269                       1,184
      Equity in losses of BRI                                             (13)                         --
      Equity in earnings of Citadel                                        26                          --
      Service income from Stater                                           --                         375
      Interest income                                                      67                          34
                                                                        -----                      ------
                                                                          349                      $1,593
                                                                        -----                      ------
Expenses:
--------
      General and administrative                                          418                         435
      Depreciation and amortization                                        61                          49
      Interest expense                                                     43                          --
                                                                        -----                      ------
                                                                          522                         435
                                                                        -----                      ------
Earnings before income taxes                                             (173)                      1,158
                                                                        -----
Income taxes                                                               --                         (85)
      Net earnings (loss)                                               -----                      ------
                                                                        $(173)                     $1,073
                                                                        =====                      ======

                                                                           THREE MONTHS ENDED
                                                             -------------------------------------------
                                                                 MARCH 31,                  MARCH 31,
                                                                   1998                       1997
                                                             ----------------           ----------------
Operating Activities:
--------------------
      Net earnings                                                       (173)                    $1,073
       Adjustments to reconcile net earnings to net
        cash provided by operating activities:
      Undistributed earnings of equity affiliates                        (256)                      (290)
      Other                                                              (112)                      (865)
                                                                       ------                     ------
      Net cash provided by (used in) operating activities                (541)                       (82)
                                                                       ------                     ------
Investing Activities:
--------------------
      Dividends received from Reading                                     894                         --
      Acquisition of Reading Stock                                         --                       (819)
      Purchase of equipment                                                (5)                        --
                                                                       ------                     ------
      Net cash provided by (used in) investing activities                 889                       (819)
                                                                       ------                     ------

Increase (decrease) in cash and cash equivalents                          348                       (901)
Cash and cash equivalents at beginning of period                        5,332                      3,492
                                                                       ------                     ------
Cash and cash equivalents at end of period                             $5,680                     $2,591
                                                                       ======                     ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Craig Corporation (Craig and collectively with its wholly owned subsidiaries, the "Company") is in the business of identifying, acquiring, owning and strategically managing controlling interests in other operating companies. At March 31, 1998, the Company owned common stock of Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries, "Reading") and REI Series B Preferred Stock representing approximately 78% of the voting power of that company, and 666,000 (approximately 10%) shares of Citadel Holding Corporation ("CHC" and collectively with its wholly owned subsidiaries, "Citadel") Common Stock and 666,000 (approximately 10%) shares of Big 4 Ranch, Inc. ("BRI"). In April 1998, the Company purchased an additional 430,106 shares (6%) of Citadel Common Stock, as well as 430,106 shares of BRI in exchange for $1,425,000 and the issuance of 51,500 shares of the Company's Class A Common Preference Stock. As used herein, the term the "Consolidated Company" is used to describe, for accounting purposes, the Company reporting on a consolidated basis its ownership interest in REI.

     REI has elected to focus its theater development and related real estate development activities in two principal areas, the development and operation of multiplex motion picture theaters in Puerto Rico, the United States and Australia; development in Australia of entertainment centers typically existing of a multiplex cinema, complimentary restaurant and retail uses, and sell contained parking.

RESULTS OF OPERATIONS

     The following is a comparison of the results of operations for the three months ended March 31, 1998 ("1998 Quarter") with the three months ended March 31, 1997 ("1997 Quarter"). Due to the nature of the Consolidated Company's development and acquisition activities and the timing associated with the results of such activities, the effect of earnings recorded with respect to the Consolidated Company's previous investment in Stater, the effect of litigation awards and settlements, and the results of operations of five new cinemas opened during 1997, the Consolidated Company's financial position, results of operations and cash flows have varied significantly and management believes are not indicative of future operating results. The Consolidated Company's entertainment center developments are in the early stage of development and generally will not produce income or cash flow for at least eighteen to twenty-four months from the time that all development approvals have been secured.

     The Consolidated Company's net loss attributable to common shareholders for the 1998 Quarter approximated $173,000 or $.02 per basic share as compared to 1997 Quarter net earnings of approximately $1,386,000 or $.13 per basic share.

Theater Revenue
---------------

     Theater Revenue is comprised of Admissions, Concessions and Advertising and other revenues and totaled the amounts set forth below in each of the three months ended March 31, 1998 and 1997:

                               1998                      1997
                               ----                      ----
                            $8,703,000                $5,771,000

     Cine Vista's Theater Revenues increased approximately 44% between the current and prior year quarters primarily as a result of more favorable film product in the first quarter of 1998. During the quarter ended March 31, 1998, CineVista closed a total of four screens at two locations. In one such location CineVista will commence operation of a new eight screen facility in mid-1998. CineVista is presently in negotiations to build an additional 10 screens at the other location. At March 31, 1998 and 1997, CineVista operated 44 screens at 7 locations and 50 screens at 8 locations, respectively.

     Domestic Cinemas' (the Angelika Film Center in New York, New York, the Angelika Film Center in Houston, Texas and the Reading Cinemas in Minneapolis, Minnesota) Theater Revenues for the three months ended March 31, 1998 and 1997 were $2,664,000 and $1,926,000 respectively. Two of the Domestic Cinemas commenced operations in December 1997 and provided additional Theater Revenues of $714,000 in the three months ended March 31, 1998.

     Theater Revenues for Australian operations for the three months ended March 31, 1998 and 1997 were $1,667,000 and $801,000 respectively, Reading Australia Pty. Limited ("Reading Australia") acquired a cinema in July 1997 and opened a cinema in December 1997 and the two theaters contributed $934,000 to Theater Revenues in the current quarter.

Real Estate
-----------

     Real Estate revenues include rental income and the net proceed of sales of Reading's real estate in the United States which Reading is liquidating. Future real estate revenues may increase as larger properties are sold.

Dividend Income and Service Income from Stater
----------------------------------------------

     In August 1997, Stater Bros Holdings Inc. ("SBH") repurchased the Consolidated Company's investment in SBH Preferred Stock and terminated its consulting agreement with the Company, and accordingly, the Company has no Dividend income or Service income from Stater in the 1998 Quarter as compared to $2,171,000 recorded in the 1997 Quarter.

Interest income
---------------

     The SBH Preferred Stock accumulated dividends at a rate of 10.5% on the par value of $69,365,000. Upon redemption of the SBH Preferred Stock at par plus accumulated dividends, the proceeds were invested in money market instruments which provided an average yield of approximately 5.5% during the three months ended March 31, 1998. Such reinvestment of the SBH proceeds was the principal reason for the increase in interest income from $675,000 in the 1997 Quarter to $1,352,000 in the 1998 Quarter.

Expenses
--------

     "Theater costs," "Theater concession costs" and "Depreciation and amortization" reflect the direct theater costs of Cine Vista, the Domestic Cinemas and Reading Australia's theater operations. Theater Operating Expense costs increased $2,168,000 from $5,083,000 in the 1997 Quarter to $7,251,000 in the 1998 Quarter due primarily to the inclusion of $1,725,000 of Theater Operating Expenses associated with two Domestic Cinemas opened in December 1997 and the new theaters which opened in Australia in July 1997 and December 1997. The remaining increase of $443,000 is attributable to expense items which vary directly with increased Theater Revenues of CineVista.

     "General and administrative" expenses for the three months ended March 31, 1998 and 1997 listed below include the following components:

                                      1998                      1997
                                 ---------------           ---------------
            Cine Vista                $  392,000                $  221,000
            Angelika                     134,000                   126,000
            Australia                    662,000                   292,000
            Craig                        418,000                   383,000
            Reading, general             929,000                   926,000
                                      ----------                ----------
               Total                  $2,535,000                $1,948,000
                                      ==========                ==========

     CineVista's "General and administrative" expense in the quarter ended March 31, 1998 including a $165,000 charge relating to the closing of four screens during the period. The charge is comprised of a $395,000 loss on leasehold improvements net of the reversal of a $230,000 provision for deferred rent.

     In the current three-month period, Australia's "General and administrative" expenses increased $370,000 as a result of the expansion of operations and development activities in Australia. Components of the increase are comprised of payroll, office expenses and carrying costs of land held for development.

     Craig's "General and administrative" expenses increased $35,000 in the 1998 Quarter as compared to the 1997 Quarter principally as a result of increased outside professional and printing costs.

     "General and administrative" expenses for Domestic Cinemas and Reading in the 1998 Quarter remained consistent with the 1997 Quarter.

Equity in Earnings of Affiliate
-------------------------------

     "Equity in earnings of affiliates" include earnings from the Company's investment in Citadel, BRI and the Whitehorse Property Group ("WPG").
"Equity in earnings of affiliates" increased $66,000 to $131,000 from $65,000 in the three months ended March 31, 1998 as compared to the 1997 Quarter. In the first quarter of 1998 "Equity in earnings of affiliates" included equity earnings of $86,000 from the Company's investment in Citadel, $85,000 from WPG and loss of $40,000 from BRI. "Equity in earnings of affiliates" in the first quarter of 1997 was comprised of Citadel equity earnings of $65,000.

Other Income (Expense)
-----------------------

     "Other (expense)" totaled $632,000 in the 1998 Quarter in comparison to "Other income" of $230,000 in the 1997 Quarter. The 1998 Quarter expense is primarily a result of losses on foreign currency derivative positions. The Consolidated Company does not currently have any foreign currency derivative positions. The 1997 Quarter income is comprised primarily of amounts received from a third party as reimbursement of certain acquisition related expenditures which were expensed in prior periods.

Minority Interest
-----------------

     "Minority interest" amounted to $324,000 in the 1998 Quarter and is comprised of the Reading minority interests share of Reading's losses and dividend payments amounting to $418,000, $59,000 from Sutton Hills minority interests share of the NY Angelika and $35,000 from an Australian theater minority partner.

     "Minority interest" amounted to approximately $174,000 for the three months ended March 31, 1998 and includes the minority interest's share of the Company's consolidated net earnings of Reading amounting to $129,000, Sutton Hill's minority share of the NY Angelika income amounting to $52,000 and $7,000 which reflects the minority share of the Australian theater operating losses.

Income Tax Provision
--------------------

     Income tax expense in the 1998 Quarter was $194,000 representing foreign withholding taxes, and state and local taxes as compared to $244,000 in the 1997 Quarter. The 1997 Quarter includes a current tax provision for foreign withholding taxes of $109,000 which will be paid if certain intercompany loans are repaid and estimated federal and state taxes of $135.000.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Consolidated Company had cash and cash equivalents totaling approximately $92,319,000 which includes approximately $86,639,000 held by Reading. At March 31, 1998, Craig had cash and cash equivalents of approximately $5,680,000. REI is majority owned by the Company and, accordingly, is included in the consolidated financial statements. However, Craig and REI are separate public companies and each entity's capital resources and liquidity is legally independent of the other and any intercompany loans or receivables would require approval of each separate company's Board of Directors. Accordingly, the future liquidity of Craig will be principally dependent on Reading's ability to pay dividends in accordance with the terms of the Reading Preferred Stock amounting to approximately $3.575 million annually.

     If the Consolidated Company is successful in its efforts to develop all of the projects which it is presently considering in Australia, Puerto Rico and the United States, its capital requirements over the next two years will exceed its existing cash balances and existing borrowing arrangements. However, the Consolidated Company believes that additional funding could be realized through, among other things, bank borrowings, sale-leaseback transactions and the issuance/sale of additional equity either of REI, Reading Australia or at the project level.

     The following summarizes the major sources and uses of cash funds in each of 1998 and 1997 Quarters, respectively:

1998:
----

     "Unrestricted cash and cash equivalents" decreased $5,883,000 from $98,202,000 at December 31, 1997 to $92,319,000 at March 31, 1998. Working
capital decreased $3,265,000 from $89,765,000 at December 31, 1997 to $86,500,000 at March 31, 1998.

     Net cash used in investing activities amounted to $4,218,000 in the 1998 Quarter as a result of property purchases of $7,311,000, offset by cash provided through a decrease in restricted cash amounting to $3,093,000.

     Cash used in financing activities amounted to approximately $707,000 and included a $56,000 distribution to a minority interest, $114,000 dividend paid to Citadel in connection with their investment in Reading redeemable stock and a $537,000 decrease in note payables.

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

     Net cash used in financing activities amounted to $87,000 in the 1997 Quarter and was comprised of a distribution to the Angelika NY minority partner.

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

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          For a description of legal proceedings, please refer to Item 3 entitled "Legal Proceedings" contained in the Company's Form 10-K for the fiscal year ended December 31, 1997.

ITEM 2.   CHANGES IN SECURITIES

          In connection with a purchase of 430,106 shares of Citadel Holding Corporation Common Stock, the Company issued 51,500 treasury shares of Class A Common Preference Stock on April 21, 1998 increasing the number of outstanding Class A Common Preference Shares to 7,058,412.

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


                          CRAIG CORPORATION REGISTRANT



Date:  May 15, 1998             By:   /s/ S. Craig Tompkins
     ---------------------         -------------------------------
                                    S. Craig Tompkins
                                    President



Date:  May 15, 1998             By:   /s/ Robin W. Skophammer
     ----------------------        -------------------------------
                                    Robin W. Skophammer
                                    Chief Financial Officer