Form 10-Q
period 1998-06-30
CRAIG CORP
filed 1998-08-14
CIK 110985

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


    For the quarterly period ended:  June 30, 1998

                                       OR


[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934


    For the transition period from __________________ to _____________________

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 3,762,912 shares of Common Stock, $0.25 par value per share, and 7,058,412 shares of Class A Common Preference Stock, $0.01 par value per share, as of August 12, 1998.
================================================================================

                       CRAIG CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                        Page
                                                                        ----
PART 1.  Financial Information
------
Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1998 (Unaudited)
           and December 31, 1997........................................  3

         Consolidated Statements of Operations for the Three and
          Six Months Ended June 30, 1998 and 1997 (Unaudited)...........  4

         Consolidated Statements of Cash Flows for Three and
           Six Months Ended June 30, 1998 and 1997 (Unaudited)..........  5

         Notes to Consolidated Financial Statements.....................  6


Item 2.  Management's Discussion and Analysis of the Consolidated
           Statements of Operations..................................... 12


PART 2.  Other Information
------

Item 1.  Legal Proceedings.............................................. 18

Item 2.  Changes in Securities.......................................... 18
Item 3.  Defaults Upon Senior Securities................................ 18
Item 4.  Submission of Matters to a Vote of Security Holders............ 18
Item 5.  Other Information.............................................. 18
Item 6.  Exhibits and Reports on Form 8-K............................... 18
Signatures.............................................................. 19


                      CRAIG CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                      JUNE 30, 1998         DECEMBER 31, 1997
                                                  --------------------     -------------------
ASSETS                                                      (In thousands of dollars)
----------------------------------------------    --------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                                 $ 81,092               $ 98,202
  Restricted cash                                              1,191                  4,755
  Receivables, net                                             1,542                  1,206
  Note receivable                                                 --                    720
  Inventories                                                    235                    194
  Prepayments and other current assets                           872                    589
                                                            --------               --------
    Total current assets                                      84,932                105,666
  Investments in unconsolidated affiliates                    13,663                  8,603
  Notes receivable from joint venture partners                 2,314                  1,771
  Net investment in leased equipment                           2,128                  2,125
  Property and equipment, net                                 49,524                 35,658
  Other assets                                                 2,065                  2,067
  Excess of cost over net assets acquired                     10,931                 11,235
                                                            --------               --------
    Total assets                                            $165,557               $167,125
                                                            ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                          $  2,468               $  2,513
  Film rental payable                                          1,590                  1,637
  Accrued property costs                                       1,904                  3,319
  Property purchase commitment                                 6,264                  3,516
  Accrued taxes                                                  465                    987
  Note payable, including $1,998 to affiliate                  2,143                  2,643
  Other accrued expenses and liabilities                       1,335                  1,286
                                                            --------               --------
    Total current liabilities                                 16,169                 15,901
  Capitalized lease, less current portion                        506                    509
  Note payable                                                 1,004                  1,100
  Other long-term liabilities                                  4,079                  3,735
  Deferred tax liabilities                                     8,368                  8,368
  Minority interests in equity of subsidiaries                31,481                 32,273
  Redeemable Preferred stock of Reading                        7,000                  7,000

SHAREHOLDERS' EQUITY
  Preferred stock, par value $.25, 1,000,000 shares
   authorized, none issued                                        --                    --
  Class A common preference stock, par value $.01,
   10,000,000 shares authorized, 8,734,065 issued and
   7,058,412 outstanding                                          71                     16
  Class B common stock, par value $.01, 20,000,000
   shares authorized, none issued                                 --                     --
  Common Stock, par value $.25, 7,500,000 shares
   authorized, 5,444,065 shares issued and 3,762,912
   outstanding                                                 1,361                  1,361
  Additional paid-in capital                                  31,392                 30,828
  Accumulated other comprehensive income                      (5,917)                (4,323)
  Retained earnings                                           89,797                 90,111
  Cost of treasury shares, 3,356,806 shares including
   1,675,653 Class A shares                                  (19,754)               (19,754)
                                                           ---------              ---------
      Total shareholders' equity                              96,950                 98,239
                                                           ---------              ---------

      Total liabilities and shareholders' equity            $165,557               $167,125
                                                           =========              =========

                See accompanying notes to consolidated financial statements.

                       CRAIG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                 JUNE 30,                           JUNE 30,
                                    -------------------------------     ------------------------------
                                          1998            1997               1998            1997
                                    ---------------  --------------     ---------------  -------------
                                           (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                    ------------------------------------------------------------------
Revenues:
  Theater admissions                  $ 6,187           $4,807              $12,597            $ 9,059
  Theater concessions                   1,874            1,542                3,930              2,852
  Theater advertising and other           328              224                  565                433
  Real estate                             170               63                  212                100
  Dividend income from Stater              --            1,816                   --              3,612
  Service income from Stater               --              375                   --                750
                                      -------           ------              -------            -------
                                        8,559            8,827               17,304             16,806
                                      -------           ------              -------            -------
Expenses:
  Theater costs                         6,130            4,769               12,357              9,145
  Theater concession costs                420              328                  857                626
  Depreciation and amortization           633              355                1,220                711
  General and administrative
    expenses                            2,843            3,209                5,378              5,210
                                      -------           ------              -------            -------
                                       10,026            8,661               19,812             15,692
                                      -------           ------              -------            -------
Earnings (loss) before minority
 interest, other income and taxes      (1,467)             166               (2,508)             1,114

Equity in earnings (losses) of
 affiliates                                (1)             101                  130                166

Other income (expense)                    215                8                 (417)               238
Interest income, net                    1,138              615                2,490              1,290
                                      -------           ------              -------            -------
Earnings (loss) before taxes and
 minority interest                       (115)             890                 (305)             2,808

Minority interest in (income) losses
 of consolidated subsidiaries             302               70                  626               (104)
                                      -------           ------              -------            -------
Earnings (loss) before taxes              187              960                  321              2,704
Provision for taxes                       214              162                  407                406
                                      -------           ------              -------            -------
Net earnings (loss)                       (27)             798                  (86)             2,298
Dividends paid on subsidiary
 redeemable preferred stock              (114)            (114)                (228)              (228)
                                      -------           ------              -------            -------
Net earnings (loss) applicable to
 common shareholders                  $  (141)          $  684              $  (314)           $ 2,070
                                      =======           ======              =======            =======

Basic and diluted earnings (loss) per
 share                                $ (0.01)          $ 0.06              $ (0.03)           $  0.19
                                      =======           ======              =======            =======

          See accompanying notes to consolidated financial statements.

                                               CRAIG CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                              -----------------------------------------
                                                                                    1998                       1997
                                                                              ----------------          ----------------
                                                                                       (In thousands of dollars)

OPERATING ACTIVITIES
Net earnings (loss)                                                              $   (86)                   $ $2,298
Adjustments to reconcile net earnings (loss) to net cash
 provided by (used in) operating activities:
  Depreciation                                                                       906                         375
  Amortization                                                                       314                         336
  Deferred rent expense                                                               56                         484
  Undistributed earnings (losses) of affiliates                                     (130)                       (166)
  Loss on disposal of assets                                                         423                          --
  Minority interest                                                                 (626)                        104
  Changes in operating assets and liabilities:
    (Increase) decrease in receivables                                              (317)                      1,973
    (Increase) decrease in affiliate receivables                                      --                      (3,619)
    (Increase) decrease in other current assets                                      932                        (171)
    Increase (decrease) in payables                                               (2,925)                     (5,784)
    Increase (decrease) in accrued film rental                                       (40)                        352
    Increase (decrease) in other liabilities                                          20                          (3)
  Other, net                                                                          --                        (398)
                                                                                --------                    --------
Net cash provided by (used in) operating activities                               (1,473)                     (4,219)

INVESTING ACTIVITIES
  Purchase of stock of subsidiary--minority interest                                  --                        (819)
  Purchase of Citadel Stock                                                       (1,425)                     (1,998)
  Purchase of property and equipment                                             (16,609)                     (2,314)
  Decrease in restricted cash                                                      2,970                       1,596
  Investment in joint ventures                                                    (3,508)                         --
  Other investments                                                                   --                        (145)
  Increase in purchase commitment                                                  3,056                          --
                                                                                --------                    --------
Net cash provided by (used in) investing activities                              (15,516)                     (3,680)


FINANCING ACTIVITIES
  Distributions to minority partner                                                 (161)                       (181)
  Note payable to Citadel                                                             --                       1,998
  Payment of Reading preferred dividends                                            (228)                       (227)
  Decrease in note payable                                                          (574)                     (1,500)
                                                                                --------                    --------
Net cash provided by (used in) financing activities                                 (963)                         90
EFFECT OF FOREIGN EXCHANGE RATE CHANGES                                              842                      (1,039)
                                                                                --------                    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (17,110)                     (8,848)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                              98,202                      52,172
                                                                                --------                    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 81,092                    $ 43,324
                                                                                ========                    ========


                 See accompanying notes to consolidated financial statements.

CRAIG CORPORATION AND SUBSIDIARIES
Notes to Condensed Financial Statements (unaudited)
June 30, 1998
(amounts in tables in thousands)

NOTE 1 -- BASIS OF PRESENTATION

     BASIS OF CONSOLIDATION: The consolidated financial statements include the accounts of Craig Corporation ("Craig") and its wholly owned subsidiaries (collectively, the "Company") and its majority owned subsidiaries (collectively, the "Consolidated Company"). Such majority owned subsidiaries include the accounts of Reading Entertainment, Inc. ("REI" and together with its consolidated subsidiaries, "Reading"). Reading is in the business of developing and operating multi-plex cinemas in the United States, Puerto Rico and Australia and of developing, and eventually operating, entertainment centers in Australia. Reading operates its cinemas through various subsidiaries under the Angelika Film Centers and Reading Cinemas names in the mainland United States (the "Domestic Cinemas"); through Reading Cinemas of Puerto Rico, Inc., a wholly owned subsidiary of Reading, under the CineVista name in Puerto Rico ("CineVista" or the "Puerto Rico Circuit"); and through Reading Australia Pty., Limited (collectively with its subsidiaries referred to herein as "Reading Australia") under the Reading Cinemas name in Australia (the "Australia Circuit"). Reading's entertainment center development activities in Australia are also conducted through Reading Australia, under the Reading Station name. In April 1998, Reading entered the New Zealand market through investments representing a 50% ownership in certain joint ventures ("NZ JV's) for approximately $2,930,000.

     Investments in which the Consolidated Company holds a 20 to 50 percent interest are accounted for using the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. Minority interest in equity of subsidiaries reflects the minority stockholders' proportionate share of REI and the Consolidated Company's other joint ventures. As of June 30, 1998, the Company held approximately 78% of the outstanding voting securities of REI.

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim information and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1997 and for the year then ended. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

     Certain amounts in previously issued financial statements have been reclassified to conform with the current period presentation.

     BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE: Basic earnings per share is calculated by dividing net earnings (loss) available to common shareholders by the weighted average shares outstanding during the period. The weighted average number of shares outstanding for the three months ended June 30, 1998 and 1997 were 10,811,137 and 10,769,824, respectively. The weighted average number of shares outstanding for the six months ended June 30, 1998 and 1997 were $10,790,595 and $10,769,824, respectively. Basic and diluted earnings per share for the three months and six months ended June 30, 1998 and 1997 were calculated based on net earnings available to common stock shareholders, which includes a reduction for dividends declared on the redeemable preferred stock in REI held by Citadel Holding Corporation ("CHC" and collectively with its consolidated subsidiaries, "Citadel") amounting to approximately $114,000 for each of the three month periods and $228,000 for each of the six month periods, respectively.

CRAIG CORPORATION AND SUBSIDIARIES
Notes to Condensed Financial Statements (unaudited)
June 30, 1998
(amounts in tables in thousands)


     Diluted earnings per share is calculated by dividing net earnings (loss) available to common shareholders by the weighted average common shares outstanding plus the dilutive effect of stock options. During the three and six months ended June 30, 1998, the Company recorded a net loss and, therefore, the stock options were anti-dilutive. At June 30, 1998, stock options to purchase 654,940 shares of Common Stock and 60,000 shares of Class A Common Stock at average exercise prices of $6.20 and $7.20 per share, respectively, were outstanding. The weighted average number of shares used in calculating diluted earnings per share for the three months and six months ended June 30, 1997 were 10,961,060 and 10,945,989, respectively.


NOTE 2 -- COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes rules for the reporting and presentation of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The accumulated foreign currency translation adjustment as of December 31, 1997 has been reclassified to conform to the requirements of SFAS 130 and has been reflected as "Accumulated other comprehensive income" in the Consolidated Balance Sheets. The adoption of SFAS 130 did not impact the Company's net loss or total stockholders' equity.

     The following sets forth the company's comprehensive (loss) income for the periods shown:


                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                               JUNE 30,                        JUNE 30,
                                           1998            1997              1998              1997
                                      --------------   -------------   ----------------   --------------
Net earnings (loss)                       $   (27)         $    798         $    (86)        $  2,298
Other comprehensive (loss), net of tax     (2,088)           (1,058)          (1,594)          (1,383)
                                          -------          --------          -------         --------
Comprehensive earnings (loss)             $(2,115)         $   (260)        $ (1,680)        $    915
                                          =======          ========         ========         ========

NOTE 3    --    INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The carrying value of each of the Company's equity investments which are included in the accompanying Balance Sheet as "Investments in unconsolidated affiliates" are as follows:


                                               JUNE 30,             DECEMBER 31,
                                                 1998                   1997
                                             ------------           -----------
Citadel                                           $ 8,731               $6,612
Big 4 Ranch, Inc. ("BRI")                             394                  383
Whitehorse Property Group ("WPG")*                  1,608                1,608
New Zealand Joint Ventures ("NZ JV's")**            2,930                    0
                                                  -------               ------
Total                                             $13,663               $8,603
                                                  =======               ======


 *Does not include loan to joint venture partner of approximately $1,362,000 as of June 30, 1998.
**Does not include loan to joint venture partner of approximately $578,000 as of June 30, 1998.

CRAIG CORPORATION AND SUBSIDIARIES
Notes to Condensed Financial Statements (unaudited)
June 30, 1998
(amounts in tables in thousands)


     The carrying value of the Company's foreign currency denominated assets will fluctuate due to changes in the exchange rate between the Australian, New Zealand and U.S. dollar.

     At December 31, 1997, the Consolidated Company's interest in Citadel was approximately 33.4%. On April 21, 1998, Craig purchased 430,106 shares of CHC Common Stock in a private transaction increasing the Consolidated Company's holdings in CHC to approximately 39.9%. In addition to the 430,106 shares of CHC securities purchased, Craig also purchased as part of the transaction, 430,106 shares of Big 4 Ranch, Inc. ("BRI"). The purchase price of the CHC securities and BRI securities were $4.625 per share and $0.125 per share, respectively. The purchase of such shares was consummated pursuant to the delivery by Craig of $1,425,000 and the issuance of 51,500 treasury shares of Craig Corporation Class A Common Preference Stock. The issuance of the Company's Class A Common Shares was reflected in the Balance Sheet as an increase to shareholders' equity in the amount of $619,000 as of June 30, 1998.

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

     Citadel's net earnings for the three and six months ended June 30, 1998 were $192,000 and $563,000, respectively, and the Company's share of such earnings for the three and six months ended June 30, 1998 were $43,000 and $129,000, respectively, which amounts are included in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 1998 as "Equity in earnings (losses) of affiliates." The Consolidated Company's share of Citadel's net earnings for the three and six months ended June 30, 1997 were $101,000 and $166,000, respectively. Citadel's assets and liabilities totaled $29,340,000 and $10,723,000, respectively, at June 30, 1998. The closing price of Citadel's common stock on the American Stock Exchange at June 30, 1998 was $4.94 per share, approximately $4,412,000 in excess of the Consolidated Company's carrying value at June 30, 1998.

     BRI's net loss for the three and six months ended June 30, 1998 totaled approximately $43,000 and $170,000, respectively, and the Consolidated Company's share of such losses for the respective periods totaled $13,000 and $53,000, and have been included in the Condensed Consolidated Statement of Operations for the three months ended June 30, 1998 as "Equity in earnings (losses) of affiliates." BRI's assets are principally comprised of its 40% interest in the agricultural partnerships and totaled $1,041,000 at June 30, 1998. At June 30, 1998, BRI liabilities amounted to approximately $10,000. Management believes that the June 30, 1998 carrying value of the BRI investment amounting to approximately $394,000 approximates its fair value.

     Reading Australia owns a 50% interest in the Whitehorse Property Group Unit Trust ("WPG"). In conjunction with the acquisition of WPG, Reading Australia loaned approximately $1,400,000 to that joint venture partner. WPG owns a shopping center located near Melbourne, Australia. WPG's net earnings (loss) for the three and six months ended June 30, 1998 were approximately $(63,000) and $108,000 and the Company's net operations amounting to $(31,000) and $54,000 has been included in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 1998 as "Equity in earnings (loss) of affiliate." WPG's assets and liabilities totaled $10,611,000 and $7,621,000, respectively, at June 30, 1998.

     During the second quarter, Reading formed certain 50/50 joint ventures with two companies

CRAIG CORPORATION AND SUBSIDIARIES
Notes to Condensed Financial Statements (unaudited)
June 30, 1998
(amounts in tables in thousands)


doing business in New Zealand (the "NZ JV's"). These joint ventures either operate existing cinemas, own land on which existing cinemas are currently operating, or own land (or options to acquire land) on which it is currently anticipated that cinemas or entertainment centers will be constructed. In connection with one of these real estate joint ventures, the Company has made a loan to one of its joint venture partners of $578,000. The results of operations of these joint ventures were not material to operating results of the Consolidated Company for the three and six month period ending June 30, 1998.

NOTE 4   --    PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                           JUNE 30,             DECEMBER 31,
                                             1998                  1997
                                          ---------            -------------
Property held for development*            $23,523                 $14,714
Land-cinemas                                  382                     401
Property development costs*                 1,128                   1,440
Buildings                                   1,878                   1,959
Capitalized premises lease                    538                     538
Leasehold improvements                     16,328                   9,007
Equipment                                   9,275                   8,074
Construction-in-progress                      868                   3,159
                                          -------                 -------
                                           50,920                  39,292
Less:  Accumulated depreciation            (4,396)                 (3,634)
                                          -------                 -------
                                          $49,524                 $35,658
                                          -------                 -------

___________________________

* Represents land held for development and property development costs capitalized with respect to potential Reading Australia projects. The carrying value of the Company's foreign currency denominated assets will fluctuate due to changes in the exchange rate between the Australian, New Zealand and U.S. dollars.

NOTE 5    --    INCOME TAXES

     Craig and Reading file separate consolidated federal and state income tax returns. One company's net operating loss and capital loss carryforwards, therefore, cannot be used to offset the other company's tax liabilities. Income tax expense amounted to approximately $214,000 and $407,000 during the three and six months ended June 30, 1998 and amounted to $162,000 and $406,000 for the three and six months ended June 30, 1997, respectively. Income tax expense for the six months ended June 30, 1998 reflects current estimated tax liabilities, including federal and state income tax expense of $31,000 and $376,000 of foreign withholding taxes which will be due if certain intercompany loans are repaid.

NOTE 6    --    PURCHASE COMMITMENTS

     In April, 1998, Reading Australia entered into a purchase agreement to acquire a twelve acre site in the Melbourne metropolitan area for a total purchase price of approximately $7 million. Pursuant to the sale agreement, a deposit has been made and closing is scheduled to occur in September, 1998. Under the provisions of the purchase agreement, all risks of ownership have passed to Reading Australia. Accordingly, the land has been reflected in the Company's June 30, 1998 Consolidated Balance Sheet as "Property held for development" with the remaining purchase price of approximately $6,264,000 presented as "Purchase commitment" in the Consolidated Balance Sheet.

     In May, 1998, Reading Australia entered into an agreement with a transportation authority pursuant to which Reading Australia agreed to make certain infrastructure improvements to the Frankston Train Station located in the Melbourne, Australia metropolitan area. Reading Australia has been granted the right to construct a combination 12 screen cinema and retail entertainment center together with certain parking facilities on the site and will receive title to the site upon completion of the improvements. Pursuant to its agreement with the authority, Reading

CRAIG CORPORATION AND SUBSIDIARIES
Notes to Condensed Financial Statements (unaudited)
June 30, 1998
(amounts in tables in thousands)

Australia is required to post a letter of credit totaling approximately $3 million to guarantee completion of the improvements. In addition to the Frankston construction commitment Reading has six committed lease agreements for theater facilities with a total of approximately 60 screens which are under construction or for which construction is anticipated to be completed in the year 2000. The aggregated anticipated costs remaining to complete construction for the seven facilities totaled approximately $54 million, inclusive of approximately $36 million related to five Australian projects. The U.S. dollar cost of such Australian projects was based on a conversion rate of .62 U.S. dollars to each Australian dollar.


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

CONDENSED BALANCE SHEET:
                                                                  JUNE 30,                 DECEMBER 31,
                                                                    1998                      1997
                                                              ---------------          ------------------

Assets:
-------

  Cash and cash equivalents                                           $  3,817                  $  5,332
  Dividend receivable from Reading                                         894                        --
  Other current assets                                                      25                        31
                                                                      --------                  --------
     Total current assets                                                4,736                     5,363
  Investment in Common Stock of Reading                                 65,903                    68,055
  Investment in Preferred Stock of Reading                              55,000                    55,000
  Investment in Citadel                                                  4,000                     1,972
  Investment in BRI                                                        155                       120
  Property and equipment, net                                              714                       788
  Other assets                                                             180                       203
  Excess of cost over net assets acquired                                1,130                     1,153
                                                                      --------                  --------
     Total assets                                                     $131,818                  $132,654
                                                                      ========                  ========

Liabilities and stockholders equity:
------------------------------------
  Accounts payable and accrued expenses                                   $604                      $723
  Note payable to Citadel, current                                       1,998                     1,998
  Deferred tax liabilities                                              30,410                    30,410
  Stockholders' equity                                                  98,806                    99,523
                                                                      --------                  --------
  Total liabilities and stockholders' equity                          $131,818                  $132,654
                                                                      ========                  ========

CRAIG CORPORATION AND SUBSIDIARIES
Notes to Condensed Financial Statements (unaudited)
June 30, 1998
(amounts in tables in thousands)



                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                             -----------------------------         -----------------------------
                                              JUNE 30,            JUNE 30,            JUNE 30,        JUNE 30,
CONDENSED STATEMENT OF OPERATIONS:              1998                1997                1998            1997
                                            ------------        ------------        -------------   ------------
Revenues:
---------

  Earnings from Reading investment              $  385              $   881                    654          2,376
  Equity in losses of BRI                           (6)                  --                    (19)            --
  Equity in earnings of Citadel                     13                   30                     39             30
  Service income from Stater                        --                  375                     --            750
  Interest income                                   58                   42                    125             76
                                                ------              -------               --------        -------
                                                   450               $1,328                 $  799          3,232
                                                ------              -------               --------        -------
Expenses:
---------
  General and administrative                       486                  553                    904            938
  Depreciation and amortization                     61                   50                    122            100
  Interest expense                                  86                   38                     86             38
                                                ------              -------               --------        -------
                                                   633                  641                  1,112          1,076
                                                ------              -------               --------        -------
Earnings (loss) before income taxes               (183)                 687                   (313)         2,156
Income taxes                                        --                   --                     --            (85)
                                                ------              -------               --------        -------
  Net earnings (loss)                           $ (183)             $   687                 $ (313)        $2,071
                                                ======              =======               ========        =======

During the three and six months ended June 30, 1998 the Company earned dividend income from its preferred stock investment in Reading amounting to approximately $894,000 and $1,788,000, respectively. Such dividends were in excess of the Company's share of Reading's operating results for such periods and, accordingly, the Company recorded the excess of such dividends earned and paid ($509,000 and $1,134,000) as a reduction to its common stock investment.

                                                                                  SIX MONTHS ENDED
                                                                     -----------------------------------------
                                                                        JUNE 30,                  JUNE 30,
CONDENSED STATEMENT OF CASH FLOWS:                                        1998                      1997
                                                                     ---------------          ----------------
Operating Activities:
---------------------
  Net earnings (loss)                                                     $ (313)                    $2,071
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Undistributed earnings (losses) of equity affiliates                    (20)                      (618)
     Increase in receivables from affiliate                                 (894)                        --
     Other                                                                   248                        221
                                                                          ------                    -------
  Net cash provided by (used in) operating activities                       (979)                     1,674
                                                                          ------                    -------
Investing Activities:
---------------------
  Dividends received from Reading                                            894                         --
  Acquisition of Citadel Stock                                            (1,425)                    (1,998)
  Acquisition of Reading Stock                                                --                       (819)
  Purchase of equipment                                                       (5)                        --
                                                                          ------                    -------
  Net cash provided by (used in) investing activities                       (536)                    (2,817)
                                                                          ------                    -------
Financing Activities:
  Note payable to Citadel for stock                                           --                      1,998
                                                                          ------                    -------
  Net cash provided by financing activities                                   --                      1,998

Increase (decrease) in cash and cash equivalents                          (1,515)                       855
Cash and cash equivalents at beginning of period                           5,332                      3,492
                                                                          ------                    -------
Cash and cash equivalents at end of period                                $3,817                     $4,347
                                                                          ======                    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Craig Corporation (Craig and collectively with its wholly owned subsidiaries, the "Company") is in the business of identifying, acquiring, owning and strategically managing controlling interests in other operating companies. At June 30, 1998, the Company owned common stock of Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries, "Reading") and REI Series B Preferred Stock representing approximately 78% of the voting power of that company, and 1,096,106 (approximately 16.4%) shares of Citadel Holding Corporation ("CHC" and collectively with its consolidated subsidiaries, "Citadel") Common Stock and 1,096,106 (approximately 16.4%) shares of Big 4 Ranch, Inc. ("BRI"). As used herein, the term the "Consolidated Company" is used to describe, for accounting purposes, the Company reporting on a consolidated basis its ownership interest in REI.

  REI has elected to focus its theater development and related real estate development activities in two principal areas, the development and operation of multiplex motion picture theaters in Puerto Rico, the United States, New Zealand and Australia; and the development in Australia of entertainment centers typically existing of a multiplex cinema, complimentary restaurant and retail uses, and self contained parking.

RESULTS OF OPERATIONS

  The following is a comparison of the results of operations for the three months ended June 30, 1998 ("1998 Quarter") with the three months ended June 30, 1997 ("1997 Quarter") and a comparison of the results of operations for the six months ended June 30, 1998 ("1998 Six Months") with the six months ended June 30, 1997 ("1997 Six Months"). Due to the nature of the Consolidated Company's development and acquisition activities and the timing associated with the results of such activities, the effect of earnings recorded with respect to the Consolidated Company's previous investment in Stater, the effect of litigation awards and settlements, and the results of operations of six new cinemas opened during the last two years, the Consolidated Company's financial position, results of operations and cash flows have varied significantly and management believes are not indicative of future operating results. The Consolidated Company's entertainment center developments are in the early stage of development and generally will not produce income or cash flow for at least eighteen to twenty-four months from the time that all land use approvals have been secured.

  The Consolidated Company's net loss applicable to common shareholders for the 1998 Quarter approximated $141,000 or $.01 per basic share as compared to 1997 Quarter net earnings applicable to common shareholders of approximately $684,000 or $.06 per basic share. The Consolidated Company's net loss applicable to common shareholders for the 1998 Six Months amounted to approximately $314,000 or $0.03 per share as compared to net earnings applicable to common shareholders of $2,070,000 or $0.19 per basic share for the 1997 Six Months. The net earnings (loss) applicable to common shareholder has been reduced by the 6.5% per annum dividend on the $7,000,000 stated value of Reading's convertible preferred stock outstanding held by Citadel amounting to $114,000 and $128,000 for each of the Quarters and Six Month periods reported on herein.

Theater Revenue
---------------

  Theater Revenue is comprised of Admissions, Concessions and Advertising and other revenues and totaled the amounts set forth below for each of the three and six months ended June 30, 1998 and 1997:



                                1998                        1997
                                ----                        ----

Three Months               $ 8,389,000                  $ 6,573.000
Six Months                 $17,092,000                  $12,344,000

  Cine Vista's Theater Revenues increased approximately 15% to $8,275,000 in the 1998 Six Months from $7,173,000 in the 1997 Six Months primarily as a result of more favorable film product in the first quarter of 1998. CineVista Theater Revenue decreased approximately 5% to $3,916,000 in the 1998 Six Months from $4,128,000 in the 1997 Six Months period. The decrease in the current year quarter resulted from a decrease of approximately $608,000 or 15% due to the closure of four screens during the second quarter of 1997, and the closure of four additional screens during the first quarter of 1998; offset by an increase in Theater Revenue of $254,000 or 6% related to the opening of a new eight-plex theater in June, 1998 and an increase of $146,000 or 4% in cinemas open throughout each of the respective periods. CineVista is presently in negotiations to build an additional 10 screens at an existing location and will commence construction activities for a new leased 12 screen multiplex in the San Juan metropolitan area in the third quarter of 1998. At June 30, 1998 and 1997, CineVista operated 50 screens at 8 locations and 44 screens at 7 locations, respectively.

  Domestic Cinemas' Theater Revenues increased approximately 54% to $5,512,000 for six months ended June 30, 1998 from $3,569,000 in the corresponding prior year period. Two Domestic cinemas commenced operations in December, 1997, and accounted for 41% of the increase with the other 13% increase resulting from more favorable film product at the cinema which was open throughout the respective periods. These same reasons attributed to an increase in Theater Revenues to approximately 74% to $2,853,000 for the three months ended June 30, 1998 from $1,643,000 in the corresponding prior year period. Reading is currently constructing a new 12 screen cineplex in New Jersey, scheduled to open in the second quarter of 1999. At June 30, 1998 and 1997, Reading operated 19 screens at 3 locations and 6 screens at 1 location, respectively.

  Theater Revenues for Australian operations increased in excess of 100% to $3,288,000 for the six months ended June 30, 1998 from $1,602,000 in the corresponding prior year period, primarily as a result of Reading Australia's acquisition of a four screen cinema in July 1997 and the opening of an additional six screen cinema in December, 1997. These same reasons primarily contributed to an increase in Theater Revenues in excess of 100% to $1,621,000 for the three months ended June 30, 1998 from $801,000 in the corresponding period. At June 30, 1998 and 1997, Reading Australia operated 16 screens at 3 locations and 6 screens at 1 location, respectively.

Real Estate
-----------

  Real Estate revenues include rental income and the net proceed of sales of Reading's historic railroad real estate in the United States which Reading is liquidating. Future real estate revenues may increase as larger properties are sold, however, Reading anticipates total revenues from such sales will not be material.

Dividend Income and Service Income from Stater
----------------------------------------------

  In August 1997, Stater Bros. Holdings Inc. ("SBH") repurchased the Consolidated Company's investment in SBH Preferred Stock and terminated its consulting agreement with the Company, and accordingly, the Company no longer reports Dividend income or Service income from Stater in the 1998 Quarter and 1998 Six Months as compared to the $2,191,000 and $4,362,000 recorded in the 1997 Quarter and 1997 Six Months, respectively.

Interest income
---------------

  The SBH Preferred Stock, while outstanding, accumulated dividends at a rate of 10.5% on the par value of $69,365,000. Upon redemption of the SBH Preferred Stock described above, at par plus accumulated dividends, the proceeds were invested in money market instruments which provided an average yield of approximately 5.5% during the three months and six months ended June 30, 1998. Such reinvestment of the SBH proceeds resulted in the elimination of "Dividend income from Stater" and an overall increase in amounts reported as "Interest Income" in the Consolidated Statement of Operations in the 1998 periods. Interest income increased from $615,000 in the 1997 Quarter to $1,138,000 in the 1998 Quarter and increased from $1,290,000 in the 1997 Six Months to $2,490,000 in the 1998 Six Months.

Expenses
--------

  "Theater costs," "Theater concession costs" and "Depreciation and amortization," collectively "Theater Operating Expenses," reflect the direct theater costs of CineVista, the Domestic Cinemas and Reading Australia's theater operations. Theater Operating Expenses increased approximately 38% to $14,434,000 for the six months ended June 30, 1998 from $10,482,000 in the corresponding prior year period, due primarily to the inclusion in the current year of approximately $3,275,000 of Theater Operating Expenses associated with two Domestic cinemas which opened in December 1997 and the two Australian cinemas which opened in July 1997 and December 1997. The remaining increase of $677,000 is attributable to expense items which vary in proportion to increased Theater Revenues. Theater Operating Expenses increased approximately 32% to $7,183,000 in the three-month period ended June 30, 1998 from $5,452,000 in the corresponding prior year period, due primarily to the inclusion in the current year quarter of Theater Operating Expenses associated with the two additional Domestic cinemas and the two additional theaters in Australia. Theater Operating Expenses as a percentage of Theater Revenues remained constant for the three and six months ended June 30, 1998 as compared to the corresponding prior year period.

  "General and administrative" expenses for the three and six months ended June 30, 1998 and 1997 include the following components:


                                            THREE MONTHS ENDED                              SIX MONTHS ENDED
                                                 JUNE 30,                                        JUNE 30,
                                      1998                    1997                      1998                1997
                                      ----                    ----                      ----                ----
Cine Vista                        $  216,000              $  161,000                 $  608,000         $  385,000
Domestic Cinemas                     156,000                 125,000                    288,000            251,000
Australia                            720,000               1,214,000                  1,383,000          1,555,000
Craig                                485,000                 554,000                    904,000            937,000
Reading, general                   1,266,000               1,155,000                  2,195,000          2,082,000
                                  ----------              ----------                 ----------         ----------
     Total                        $2,843,000              $3,209,000                 $5,378,000         $5,210,000
                                  ==========              ==========                 ==========         ==========


  CineVista's "General and administrative" expense in the 1998 Six Months includes a $165,000 charge relating to the closing of four screens during the first quarter. The charge is comprised of a $395,000 loss on leasehold improvements net of the reversal of a $230,000 provision for deferred rent.

  Australia's "General and administrative" expenses decreased 11% to $1,383,000 in the 1998 Six Months from $1,555,000 in the corresponding prior year period, primarily due primarily to the inclusion in the 1997 Six Months of approximately $400,000 in write-offs of property development costs, offset by increased payroll costs, office expenses and carrying costs of land held for development associated with the continued expansion of operations and development activities in Australia. Development costs are expenses upon management's determination that development of the related theater locations will not be pursued to completion. These same reasons contributed to a decrease in Australia's General and administrative expenses to $720,000 in the 1998 Quarter from the corresponding 1997 Quarter. Increases in future quarters are expected to increase as property development activities expand.

  Craig's "General and administrative" expenses decreased $69,000 in the 1998 Quarter and increased $47,000 in the 1998 Six Months as compared to the 1997 Quarter and 1997 Six Months, principally as a result of decreased payroll costs in the 1998 Quarter, offset by increased outside professional and legal costs during the first quarter of 1998.

  "General and administrative" expenses for Domestic Cinemas and Reading in the 1998 Quarter and 1998 Six Months remained consistent with the 1997 Quarter and 1997 Six Months.

Equity in Earnings of Affiliate
-------------------------------

  "Equity in earnings of affiliates" include earnings from the Consolidated Company's investment in Citadel, BRI, NZ JV's and WPG. The investment in BRI and WPG was made in the fourth quarter of 1997 and the investment in the NZ JV's was made in the second quarter of 1998. Accordingly, "Equity in earnings of affiliates" in the 1997 Quarter and 1997 Six Months was comprised only of Citadel equity earnings of $101,000 and $166,000, respectively. In the 1998 Six Months "Equity in earnings of affiliates" included equity earnings of $129,000 from the Company's investment in Citadel, $54,000 from WPG and the NZ JV's and a loss of $53,000 from BRI. The impact of the results of operations from the NZ JV's for the 1998 Quarter and 1998 Six Months was not material.

Other Income (Expense)
----------------------

  "Other income" totaled $215,000 in the 1998 Quarter in comparison to "Other income" of $8,000 in the 1997 Quarter and amounted to "Other expense" of $417,000 in the 1998 Six Months as compared to "Other income" of $238,000 in the 1997 Six Months. The 1998 Six Month expense is primarily a result of losses on foreign currency derivative positions. The Consolidated Company does not currently have any foreign currency derivative positions. The 1997 Six Month income is comprised primarily of amounts received from a third party as reimbursement of certain acquisition related expenditures in the first quarter of 1997 which were expensed in prior periods.

Minority Interest
-----------------

  "Minority interest in (income) losses of consolidated subsidiaries" amounting to $626,000 in the 1998 Six Months is comprised of the (i) the Reading minority interests share (31%) of Reading's losses and dividend payments applicable to common shareholders amounting to $785,000, offset by $136,000 from Sutton Hills minority interests share of the NY Angelika earnings and the minority interests share in a Reading Australia theater's net income.

  "Minority interest" amounted to approximately $302,000 for the three months ended June 30, 1998 and includes the minority interest's share of the Company's consolidated net losses and dividend payments for such period of Reading amounting to $367,000 offset by the minority interests share of the NY Angelika income and the minority interests share of the Australian theater operating results amounting to $65,000.

Income Tax Provision
--------------------

  Income tax expense in the 1998 Quarter and Six Months was $214,000 and $407,000, respectively as compared to $162,000 and $406,000 in the 1997 Quarter and Six Months, respectively. Income tax expense in the 1998 Six Months included $376,000 representing foreign withholding taxes, and $31,000 of state and local taxes as compared to $222,000 and $184,000 in the 1997 Six Months. The 1997 Quarter includes a current tax provision for foreign withholding taxes of $109,000 which will be paid if certain intercompany loans are repaid and estimated federal and state taxes of $135.000.

Comprehensive Income
--------------------

  The Company had losses in Comprehensive income (Note 3) of $2,115,000 and $1,680,000 in the three and six month periods ended June 30, 1998. The Comprehensive income (losses) in the corresponding periods last year were a loss of $260,000 and income of $915,000, respectively. The losses reflect the change in Shareholder's equity resulting from changes in the exchange rates between the U.S. and Australian dollar. Foreign currency exchange rates in general and in the Pacific Rim countries in particular (including Australia and New Zealand) have been subject to significant weakness and volatility during 1998 due to the currency crisis in South East Asia. The Company's business and operating results may be impacted by the effects of future foreign currency fluctuations.

  In the past the Company has utilized derivative contracts in order to offset the weakening Australian dollar. No such positions are presently in place or contemplated by management. The Company's foreign investments are long term in nature and not readily hedged under normal means. Management believes that the foreign denominated investments which are presently comprised primarily of undeveloped real estate assets are currently hedged by the anticipated foreign dollar investments which will be required to develop the assets to income producing levels and that no further hedging is required at this time.

LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 1998, the Consolidated Company had cash and cash equivalents totaling approximately $81,092,000 which includes approximately $77,275,000 held by Reading. At June 30, 1998, Craig had cash and cash equivalents of approximately $3,817,000. REI is majority owned by the Company and, accordingly, is included in the consolidated financial statements. However, Craig and REI are separate public companies and each entity's capital resources and liquidity is legally independent of the other and any intercompany loans or receivables would require approval of each separate company's Board of Directors. Accordingly, the future liquidity of Craig will be principally dependent on Reading's ability to pay dividends in accordance with the terms of the Reading Preferred Stock amounting to approximately $3.575 million annually.

  If the Consolidated Company is successful in its efforts to develop all of the projects which it is presently considering in Australia, New Zealand, Puerto Rico and the domestic market, its capital requirements over the next two years will exceed its existing cash balances and existing borrowing arrangements. However, the Consolidated Company believes that additional funding could be realized through, among other things, bank borrowings, sale-leaseback transactions and the issuance/sale of additional equity either of REI or at a subsidiary or the project level.

  The Company has committed development agreements, lease agreements and purchase commitments for theater facilities, with a total of approximately 72 screens at 7 locations, and entertainment related retail space which are under construction or for which construction is anticipated to be completed in the year 2000. The aggregate estimated cost remaining to complete construction for such facilities totaled approximately $54 million, inclusive of approximately $36 million related to five Australian projects. The U.S. dollar cost of such Australian projects was based on a conversion rate of .62 U.S. dollar to each Australian dollar.

  The following summarizes the major sources and uses of cash funds in each of 1998 and 1997 Six Months, respectively:

1998:
----

  "Unrestricted cash and cash equivalents" decreased $17,110,000 from $98,202,000 at December 31, 1997 to $81,092,000 at June 30, 1998. Working
capital decreased $21,002,000 from $89,765,000 at December 31, 1997 to $68,763,000 at June 30, 1998. In addition, to other general and administrative expenses, other uses in operating activities were a decrease in accounts payable of $2,925,000.

  Net cash used in investing activities amounted to $15,516,000 in the 1998 Six Months as a result of property purchases of $16,609,000, an investment in joint venture (inclusive of loans to joint venture partners) of $3,508,000 and the purchase of Citadel Securities for cash of approximately $1,425,000. Cash used in investing activities was offset by cash provided through a decrease in restricted cash amounting to $2,970,000 and a $3,056,000 increase in purchase commitments.

  Cash used in financing activities in the 1998 Six Months amounted to approximately $963,000 and included a $161,000 distribution to a minority interest, $228,000 dividend paid to Citadel in connection with their investment in Reading redeemable stock and a $574,000 decrease in note payables.

1997:
----

  "Unrestricted cash and cash equivalents" decreased $8,848,000 from $52,172,000 at December 31, 1996 to $43,324,000 at June 30, 1997. Working capital increased $64,682,000 from $45,787,000 at December 31, 1996 to $110,469,000 principally as a result of the $67,978,000 reclassification of the Stater Preferred Stock investment from non-current assets to current based upon the notification by Stater of their redemption of such Preferred Stock which occurred in August 1997. Net cash operating activities amounted to $4,219,000 in the 1997 Six Months.

  Net cash used in investing activities amounted to approximately $3,680,000 in the 1997 Six Months including $2,314,000 in the purchase of property and equipment, $1,998,000 to purchase Citadel Common Stock and $819,000 used to purchase an additional 78,500 shares (approximately 1% of the outstanding stock) of REI.

  Net cash provided by financing activities amounted to $90,000 in the 1997 Six Months and was comprised of a $181,000 distribution to a minority partner, a $1,500,000 note payable payment, a $227,000 dividend paid to Citadel in connection with their ownership of Reading Preferred Stock, offset by a $1,998,000 borrowing from Citadel to purchase Citadel Common Stock.

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



                          CRAIG CORPORATION REGISTRANT



Date:  August 13, 1998                         By: /s/ S. Craig Tompkins
      ---------------------                       ------------------------------
                                                  S. Craig Tompkins
                                                  President


Date:  August 13, 1998                         By: Robin W. Skophammer
      ---------------------                       ------------------------------
                                                   Robin W. Skophammer
                                                   Chief Financial Officer