Form 10-Q
period 1998-09-30
CRAIG CORP
filed 1998-11-17
CIK 110985

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                           ___________________________

                                   FORM 10-Q


(Mark One)


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


    For the quarterly period ended:  September 30, 1998


                                       OR



    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


    For the transition period from __________________ to _____________________


                         Commission file number 1-6123



                               CRAIG CORPORATION
             (Exact name of Registrant as specified in its charter)



          DELAWARE                                             95-1620188
(State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                          Identification No.)

      550 South Hope Street                                       90071
    Suite 1825 Los Angeles CA                                   (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (213) 239-0555

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes [X]            No  ___

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 3,628,612 shares of Common Stock, $0.25 par value per share, and 7,058,412 shares of Class A Common Preference Stock, $0.01 par value per share, as of November 13, 1998.

                       CRAIG CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----


                                                                                  Page
                                                                                  ----

PART 1.  Financial Information
------

Item 1.  Financial Statements
         Consolidated Balance Sheets as of September 30, 1998 (Unaudited)
             and December 31, 1997...............................................  3

         Consolidated Statements of Operations for the Three and Nine Months
             Ended September 30, 1998 and 1997 (Unaudited).......................  4

         Consolidated Statements of Cash Flows for Three and Nine Months
             Ended September 30, 1998 and 1997 (Unaudited).......................  5

         Notes to Consolidated Financial Statements..............................  6

Item 2.  Management's Discussion and Analysis of the Consolidated
             Statements of Operations............................................ 14

PART 2.  Other Information
------
   ..............................................................................
Item 1.      Legal Proceedings................................................... 21
Item 2.      Changes in Securities............................................... 21
Item 3.      Defaults Upon Senior Securities..................................... 21
Item 4.      Submission of Matters to a Vote of Security Holders................. 21
Item 5.      Other Information................................................... 21
Item 6.      Exhibits and Reports on Form 8-K.................................... 21

Signatures....................................................................... 22

                      CRAIG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                SEPTEMBER 30,                 DECEMBER 31,
                                                                    1998                         1997
                                                           ---------------------       -------------------------
ASSETS                                                                     (In thousands of dollars)
------------------------------------------------------     -----------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                               $ 70,675                        $ 98,202
Restricted cash                                                              873                           4,755
Receivables, net                                                             139                           1,206
Note receivable                                                               --                             720
Inventories                                                                  212                             194
Prepayments and other current assets                                         777                             589
                                                                        --------                        --------
        Total current assets                                              72,676                         105,666
Investments in unconsolidated affiliates                                  15,908                           8,603
Notes receivable from joint venture partners                               2,182                           1,771
Net investment in leased equipment                                         2,125                           2,125
Property and equipment, net                                               48,478                          35,658
Other assets                                                               2,263                           2,067
Excess of cost over net assets acquired                                   10,773                          11,235
                                                                        --------                        --------
           Total assets                                                 $154,405                        $167,125
                                                                        ========                        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Accounts payable                                                        $  1,459                        $  2,513
Film rental payable                                                        1,236                           1,637
Accrued property costs                                                     1,647                           3,319
Property purchase commitment                                                  --                           3,516
Accrued taxes                                                                397                             987
Note payable, including $1,998 to affiliate                                2,143                           2,643
Other accrued expenses and liabilities                                       575                           1,286
                                                                        --------                        --------
            Total current liabilities                                      7,457                          15,901

Capitalized lease, less current portion                                      505                             509
Note payable                                                                 970                           1,100
Other long-term liabilities                                                4,335                           3,735
Deferred tax liabilities                                                   8,368                           8,368
Minority interests in equity of subsidiaries                              30,543                          32,273
Redeemable Preferred stock of Reading                                      7,000                           7,000
SHAREHOLDERS' EQUITY
Preferred stock, par value $.25, 1,000,000 shares
 authorized, none issued                                                      --                              --

Class A common preference stock, par value $.01,
 10,000,000 shares authorized, 8,734,065 issued and
 7,058,412 outstanding                                                        71                              16


Class B common stock, par value $.01, 20,000,000
 shares authorized, none issued                                               --                              --

Common Stock, par value $.25, 7,500,000 shares
 authorized, 5,444,065 shares issued and 3,710,912
 outstanding                                                               1,361                           1,361


Additional paid-in capital                                                31,392                          30,828
Accumulated other comprehensive income                                    (7,129)                         (4,323)
Retained earnings                                                         89,683                          90,111
Cost of treasury shares, 3,408,806 shares including
 1,675,653 Class A shares                                                (20,151)                        (19,754)
                                                                        --------                        --------
        Total shareholders' equity                                        95,227                          98,239
                                                                        --------                        --------
        Total liabilities and shareholders' equity                      $154,405                        $167,125
                                                                        ========                        ========

         See accompanying notes to consolidated financial statements.

                       CRAIG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                      SEPTEMBER 30,                              SEPTEMBER 30,
                                       ---------------------------------------      ------------------------------------
                                             1998                  1997                   1998                1997
                                       ----------------      -----------------      ----------------      --------------
                                                       (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                       ---------------------------------------------------------------------------------
Revenues:
     Theater admissions                     $ 6,510                $5,644               $19,107             $14,703
     Theater concessions                      1,940                 1,688                 5,870               4,540
     Theater advertising and other              325                   261                   890                 694
     Real estate                                 45                    40                   257                 140
     Dividend income from Stater                 --                   698                    --               4,310
     Service income from Stater                  --                   222                    --                 972
                                            -------                ------               -------             -------
                                              8,820                 8,553                26,124              25,359
                                            -------                ------               -------             -------
Expenses:
     Theater costs                            6,279                 5,420                18,636              14,565
     Theater concession costs                   425                   342                 1,282                 968
     Depreciation and amortization              663                   399                 1,883               1,110
     General and administrative
         expenses                             2,797                 2,884                 8,175               8,094
                                            -------                ------               -------             -------
                                             10,164                 9,045                29,976              24,737
                                            -------                ------               -------             -------
Earnings (loss) before minority
 interest, other income and taxes            (1,344)                 (492)               (3,852)                622

Equity in earnings (losses) of
 affiliates                                    (109)                   98                    21                 264
Other income (expense)                         (139)                   (2)                 (556)                236
Interest income, net                          1,143                   723                 3,633               2,013
Gain from conversion/repurchase of
 investment in Stater                            --                 2,002                    --               2,002
                                            -------                ------               -------             -------
Earnings (loss) before taxes and
 minority interest                             (449)                2,329                  (754)              5,137

Minority interest's share in (income)
 loss of consolidated subsidiaries              462                  (302)                1,088                (406)
                                            -------                ------               -------             -------

Earnings (loss) before taxes                     13                 2,027                   334               4,731
Provision for taxes                             355                   378                   762                 784
                                            -------                ------               -------             -------
Net earnings (loss)                            (342)                1,649                  (428)              3,947
Dividends paid on subsidiary
 redeemable preferred stock                    (113)                 (113)                 (341)               (341)
                                            -------                ------               -------             -------

Net earnings (loss) applicable to
 common shareholders                        $  (455)               $1,536               $  (769)            $ 3,606
                                            =======                ======               =======             =======

Basic and diluted earnings (loss) per
 share                                      $ (0.04)               $ 0.14               $ (0.07)            $  0.33
                                            =======                ======               =======             =======

         See accompanying notes to consolidated financial statements.

                               CRAIG CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                 --------------------------------
                                                                                   1998                    1997
                                                                                 --------                --------
                                                                                    (In thousands of dollars)
OPERATING ACTIVITIES
Net earnings (loss)                                                              $   (428)               $  3,947
Adjustments to reconcile net earnings (loss) to net cash
 provided by (used in) operating activities:
      Gain from investment in Stater                                                   --                  (2,002)
      Depreciation                                                                  1,382                     640
      Amortization                                                                    501                     470
      Deferred rent expense                                                           137                     305
      Equity in earnings of affiliates                                                (21)                   (264)
      Loss on disposal of assets                                                      395                      --
      Minority interest                                                            (1,088)                    406
      Changes in operating assets and liabilities:
        (Increase) decrease in receivables                                          1,067                   1,988
        (Increase) decrease in affiliate receivables                                   --                     244
        (Increase) decrease in other current assets                                   257                      68
        Increase (decrease) in payables                                            (3,403)                 (5,187)
        Increase (decrease) in accrued film rental                                   (391)                   (128)
        Increase (decrease) in other liabilities                                      (60)                    795
      Other, net                                                                       --                    (677)
                                                                                 --------                --------
Net cash provided by (used in) operating activities                                (1,652)                    605

INVESTING ACTIVITIES
      Proceeds from redemption of Stater Preferred Stock                               --                  69,980
      Purchase of stock of subsidiary--minority interest                               --                    (819)
      Purchase of Citadel and Big 4 Stock                                          (3,636)                 (1,998)
      Purchase of property and equipment                                          (16,775)                 (6,445)
      Decrease in restricted cash                                                   3,673                   2,018
      Investment in joint ventures                                                 (3,179)                     --
      Note receivable from joint venture partner                                     (557)                     --
      Other investments                                                                --                    (171)
      Decrease in purchase commitment                                              (3,408)                     --
                                                                                 --------                --------
Net cash provided by (used in) investing activities                               (23,882)                 62,565

FINANCING ACTIVITIES
      Treasury Stock repurchases                                                     (397)                     --
      Distributions to minority partner                                              (292)                   (271)
      Note payable to Citadel                                                          --                   1,998
      Payment of Reading preferred dividends                                         (341)                   (341)
      Decrease in note payable                                                       (627)                 (1,500)
                                                                                 --------                --------
Net cash provided by (used in) financing activities                                (1,657)                   (114)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES                                              (336)                 (1,402)
                                                                                 --------                --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (27,527)                 61,654
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                               98,202                  52,172
                                                                                 --------                --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 70,675                $113,826
                                                                                 ========                ========

         See accompanying notes to consolidated financial statements.

CRAIG CORPORATION AND SUBSIDIARIES
Notes to Condensed Financial Statements (unaudited)
September 30, 1998
(amounts in tables in thousands)

NOTE 1    --    BASIS OF PRESENTATION


     BASIS OF CONSOLIDATION: The consolidated financial statements include the accounts of Craig Corporation ("Craig") and its wholly owned subsidiaries (collectively, the "Company") and its majority owned subsidiaries (collectively, the "Consolidated Company"). Such majority owned subsidiaries include the accounts of Reading Entertainment, Inc. ("REI" and together with its consolidated subsidiaries, "Reading"). Reading is in the business of developing and operating multi-plex cinemas in the United States, Puerto Rico and Australia and of developing, and eventually operating, entertainment centers in Australia. Reading operates its cinemas through various subsidiaries under the Angelika Film Centers and Reading Cinemas names in the mainland United States (the "Domestic Cinemas"); through Reading Cinemas of Puerto Rico, Inc., a wholly owned subsidiary of Reading, under the CineVista name in Puerto Rico ("CineVista" or the "Puerto Rico Circuit"); and through Reading Entertainment Australia Pty., Limited (collectively with its subsidiaries referred to herein as "Reading Australia") under the Reading Cinemas name in Australia (the "Australia Circuit"). Reading's entertainment center development activities in Australia are also conducted through Reading Australia, under the Reading Station name. In April 1998, Reading entered the New Zealand market through investments representing a 50% ownership in certain joint ventures ("NZ JV's").

     Investments in which the Consolidated Company holds a 20 to 50 percent interest are accounted for using the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. Minority interest in equity of subsidiaries reflects the minority stockholders' proportionate share of REI and the Consolidated Company's other joint ventures. As of September 30, 1998, the Company held approximately 78% of the outstanding voting securities of REI.

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim information and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1997 and for the year then ended. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

     Certain amounts in previously issued financial statements have been reclassified to conform with the current period presentation.

     BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE: Basic earnings per share is calculated by dividing net earnings (loss) available to common shareholders by the weighted average shares outstanding during the period. The weighted average number of shares outstanding for the three months ended September 30, 1998 and 1997 were 10,811,898 and 10,769,824, respectively. The weighted average number of shares outstanding for the nine months ended September 30, 1998 and 1997 were 10,797,774 and 10,769,824, respectively. The weighted average number of shares decreased during the three months ended September 30, 1998 as a result of the Company's repurchase of 52,000 shares of its Common Stock outstanding for a purchase price of approximately $397,000. Subsequent to September 30, 1998, the Company repurchased an additional 82,300 common shares at a price of $588,000. As of November 12, 1998, Common and Class A Common Preference Stock outstanding amounted to 3,628,612 and 7,058,412 shares, respectively.

CRAIG CORPORATION AND SUBSIDIARIES
Notes to Condensed Financial Statements (unaudited)
September 30, 1998
(amounts in tables in thousands)

     Basic and diluted earnings per share for the three months and nine months ended September 30, 1998 and 1997 were calculated based on net earnings available to common stock shareholders, which includes a reduction for dividends declared on the redeemable preferred stock in REI held by Citadel Holding Corporation ("CHC" and collectively with its consolidated subsidiaries, "Citadel") amounting to approximately $113,000 for each of the three month periods and $341,000 for each of the nine month periods, respectively.

     Diluted earnings per share is calculated by dividing net earnings (loss) available to common shareholders by the weighted average common shares outstanding plus the dilutive effect of stock options. During the three and nine months ended September 30, 1998, the Company recorded a net loss and, therefore, the stock options were anti-dilutive. At September 30, 1998, stock options to purchase 654,940 shares of Common Stock and 60,000 shares of Class A Common Stock at average exercise prices of $6.20 and $7.20 per share, respectively, were outstanding. The weighted average number of shares used in calculating diluted earnings per share for the three months and nine months ended September 30, 1997 were 10,951,504 and 10,947,827, respectively.

NOTE 2--COMPREHENSIVE INCOME

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

     The following sets forth the company's comprehensive earnings (loss) for the periods shown:

                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                                  1998              1997                1998               1997
                                                -------            ------              -------            -------
Net earnings (loss)                             $  (342)           $1,649              $  (428)           $ 3,947
Other comprehensive (loss)                       (1,212)             (744)              (2,806)            (2,127)
                                                -------            ------               -------           -------
Comprehensive earnings (loss)                   $(1,554)           $  905               $(3,234)          $ 1,820
                                                =======            ======               =======           =======

CRAIG CORPORATION AND SUBSIDIARIES
Notes to Condensed Financial Statements (unaudited)
September 30, 1998
(amounts in tables in thousands)

NOTE 3--INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The carrying value of each of the Company's equity investments which are included in the accompanying Balance Sheet as "Investments in unconsolidated affiliates" are as follows:

                                                     SEPTEMBER 30,          DECEMBER 31,
                                                         1998                   1997
                                                     -------------          -----------
Citadel Holding Corporation ("CHC")                        $10,900               $6,612
Big 4 Ranch, Inc. ("BRI")                                      395                  383
Whitehorse Property Group ("WPG")*                           1,487                1,608
New Zealand Joint Ventures ("NZ JVs")                        3,126                    0
                                                           -------               ------
  Total                                                    $15,908               $8,603
                                                           =======               ======


 * Does not include loan to joint venture partner of approximately $1,624,000 as of September 30, 1998.
** Does not include loan to joint venture partner of approximately $557,000 as of September 30, 1998.

     The carrying value of the Company's foreign currency denominated assets will fluctuate due to changes in the exchange rate between the Australian, New Zealand and U.S. dollar.

     At December 31, 1997, the Consolidated Company's interest in CHC was approximately 33.4%. In April 1998, Craig purchased an additional 430,106 shares of CHC Common Stock and in September 1998, REI purchased 549,200 shares in private transactions increasing the Consolidated Company's holdings in CHC to 3,209,779 or approximately 48%. In addition to the 979,306 shares of CHC securities purchased by the Consolidated Company, Craig also purchased 430,106 shares and REI purchased 661,700 shares of Big 4 Ranch, Inc. ("BRI"). The purchase price of the CHC securities and BRI securities by Craig were $4.625 per share and $0.125 per share, respectively, and the purchase price of the CHC securities and BRI securities by REI were $3.875 and $0.125 per share, respectively. The purchase of such shares by Craig was consummated pursuant to the delivery by Craig of $1,425,000 and the issuance of 51,500 treasury shares of Craig Corporation Class A Common Preference Stock. The issuance of the Company's Class A Common Preference Stock was reflected in the Balance Sheet as an increase to shareholders' equity in the amount of $619,000 as of September 30, 1998.

     In December 1997, CHC distributed 100% of the stock in BRI to its shareholders. The Consolidated Company received 2,230,473 shares of BRI representing an ownership interest of approximately 33.4%. As described above, in 1998, the Consolidated Company increased its ownership in BRI to approximately 49.8%. BRI owns a 40% interest in three agricultural partnerships which own agricultural land located in California. Citadel also owns a 40% interest in the partnerships. The Company accounts for its investment in the Citadel and BRI common stock by the equity method.

     Citadel's net earnings for the three and nine months ended September 30, 1998 were $245,000 and $808,000 (inclusive of $113,000 and $341,000 of dividend income paid to Citadel by REI for such periods), respectively. The Company's share of such earnings as adjusted for the preferred stock dividends, for the three and nine months ended September 30, 1998 were $40,000 and $169,000, respectively, which amounts are included in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 1998 as "Equity in earnings (losses) of affiliates." The Consolidated Company's share of Citadel's net earnings for the three and nine months ended September 30, 1997 were $98,000 and $264,000, respectively. Citadel's assets and liabilities totaled $30,032,000

CRAIG CORPORATION AND SUBSIDIARIES
Notes to Condensed Financial Statements (unaudited)
September 30, 1998
(amounts in tables in thousands)


and $11,170,000, respectively, at September 30, 1998. The closing price of Citadel's common stock on the American Stock Exchange at September 30, 1998 was $3.81 per share, approximately $1,329,000 in excess of the Consolidated Company's carrying value at September 30, 1998.

     BRI's net loss for the three and nine months ended September 30, 1998 totaled approximately $184,000 and $354,000, respectively, and the Consolidated Company's share of such losses for the respective periods totaled $71,000 and $124,000, and have been included in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 1998 as "Equity in earnings (losses) of affiliates." BRI's assets are principally comprised of its 40% interest in the agricultural partnerships and totaled $860,000 at September 30, 1998. At September 30, 1998, BRI liabilities amounted to approximately $14,000. Management believes that the September 30, 1998 carrying value of the BRI investment amounting to approximately $395,000 approximates its fair value.

     Reading Australia owns a 50% interest in the Whitehorse Property Group Unit Trust ("WPG"). WPG owns a shopping center located near Melbourne, Australia. Pursuant to the Joint Venture Agreement, Reading Australia has loaned approximately $1,624,000 to Joint Venture Partner and guaranteed the repayment of 50% of a secured bank loan which is owed by WPG. The principal outstanding on the loan totaled approximately $6,988,000 at September 30, 1998, resulting in a guarantee by Reading Australia of approximately $3,494,000. At September 30, 1998, the loan bears interest at 6.7%, and matures in November 1999. WPG's net loss for the nine months ended September 30, 1998 was approximately $50,000 and the Company's share of such loss amounting to $25,000 has been included in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 1998 as "Equity in earnings (loss) of affiliates." WPG's assets and liabilities totaled $10,111,000 and $7,391,000, respectively, at September 30, 1998.

     During the second quarter of 1998, the Company entered into certain 50/50 joint ventures with a cinema operator and with a property developer in New Zealand (the "NZ JVs"). At September 30, 1998, the Company's investment in these joint ventures totaled $3,126,000 and is reflected on the balance sheet under "Investments in Unconsolidated Affiliates." In connection with one of these joint ventures, the Company loaned $557,000 to one cinema joint venture partner to finance a portion of the acquisition price of a multiple cinema acquired by the joint venture.

     At September 30, 1998, the assets of the NZ JV's consisted of two multiple cinemas (a five-screen complex built on owned land and a four screen leased complex), and a 1.764 acre property located in Wellington, which was acquired as a possible entertainment center site. The Wellington property is subject to a $1,126,000 mortgage. The Company is responsible for 50% of such mortgage indebtedness.

     Since September 30, 1998, the NZ JVs have entered into a contract to acquire a parcel of land for the development of a multi-plex cinema, and the Company has entered into contracts to acquire a .215 acre site and a 1,086 stall parking garage, each located adjacent to the Wellington property. The aggregate commitment of the Company under these agreements is $10,000,000. The Company has conveyed to its joint venture partner in the Wellington property the option to acquire a 50% interest in the adjacent land and car park at an exercise price equal to 50% of the Company's costs of acquiring and holding these properties, plus a variable interest factor, which was approximately 6.2% at September 30, 1998. This option expires on November 30, 1999.

CRAIG CORPORATION AND SUBSIDIARIES
Notes to Condensed Financial Statements (unaudited)
September 30, 1998
(amounts in tables in thousands)

NOTE 4--PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                      SEPTEMBER 30,             DECEMBER 31,
                                                                           1998                     1997
                                                                      ------------              -----------
      Property held for development*                                     $22,722                  $14,714
      Land-cinemas                                                           365                      401
      Property development costs*                                          1,074                    1,440
      Buildings                                                            1,829                    1,959
      Capitalized premises lease                                             538                      538
      Leasehold improvements                                              16,484                    9,007
      Equipment                                                            9,260                    8,074
      Construction-in-progress                                             1,269                    3,159
                                                                          ------                   ------
                                                                          53,541                   39,292
      Less:  Accumulated depreciation                                     (5,063)                  (3,634)
                                                                         -------                  -------
                                                                         $48,478                  $35,658
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

NOTE 5--INCOME TAXES

     Craig and Reading file separate consolidated federal and state income tax returns. One company's net operating loss and capital loss carryforwards, therefore, cannot be used to offset the other company's tax liabilities. Income tax expense amounted to approximately $355,000 and $762,000 during the three and nine months ended September 30, 1998 and amounted to $378,000 and $784,000 for the three and nine months ended September 30, 1997, respectively. Income tax expense for the nine months ended September 30, 1998 reflects current estimated tax liabilities, including federal and state income tax expense of $178,000 and $584,000 of foreign withholding taxes which will be due if certain intercompany loans are repaid.

NOTE 6--PURCHASE COMMITMENTS

     In May 1998, Reading Australia entered into an agreement with a transportation authority pursuant to which Reading Australia agreed to make certain infrastructure improvements to the Frankston Train Station located in the Melbourne, Australia metropolitan area. Reading Australia has been granted the right to construct a combination 12-screen cinema and retail entertainment center on the site and will receive a permanent license to use, or title to the property upon which such improvements are located upon completion of the improvements. Pursuant to its agreement with the authority, Reading Australia is required to post a letter of credit totaling approximately $3 million to guarantee completion of the improvements. In addition to the Frankston construction commitment, Reading owns a parcel of land in which it is obligated to construct a 10-screen cinema and has seven committed lease agreements for theater facilities representing a total of 59 screens which are either under construction or for which construction is anticipated to be completed in the year 2000. The aggregate anticipated costs remaining to complete construction for the nine facilities totals approximately $59 million, inclusive of approximately $43 million related to seven Australian projects. The U.S. dollar cost of such Australian projects was based on a conversion rate of .60 U.S. dollars to

CRAIG CORPORATION AND SUBSIDIARIES
Notes to Condensed Financial Statements (unaudited)
September 30, 1998
(amounts in tables in thousands)


each Australian dollar. Such aggregate estimated costs of $59 million are exclusive of the NZ JV purchase commitments amounting to approximately $10 million described in Note 3.

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

CRAIG CORPORATION AND SUBSIDIARIES
Notes to Condensed Financial Statements (unaudited)
September 30, 1998
(amounts in tables in thousands)

CONDENSED BALANCE SHEET:                                            SEPTEMBER 30,              DECEMBER 31,
                                                                        1998                      1997
                                                                     --------                  --------
Assets:
-------

     Cash and cash equivalents                                        $  4,714                  $  5,332
     Other current assets                                                    6                        31
                                                                      --------                  --------
       Total current assets                                              4,720                     5,363
     Investment in Common Stock of Reading                              64,062                    68,098
     Investment in Preferred Stock of Reading                           55,000                    55,000
     Investment in Citadel                                               4,014                     1,972
     Investment in BRI                                                     121                       120
     Property and equipment, net                                           719                       788
     Other assets                                                          168                       203
     Excess of cost over net assets acquired                             1,120                     1,153
                                                                      --------                  --------
       Total assets                                                   $129,924                  $132,697
                                                                      ========                  ========
Liabilities and stockholders equity:
------------------------------------
     Accounts payable and accrued expenses                            $    444                  $    723
     Note payable to Citadel, current                                    1,998                     1,998
     Deferred tax liabilities                                           30,410                    30,410
     Stockholders' equity                                               97,072                    99,566
                                                                      --------                  --------
     Total liabilities and stockholders' equity                       $129,924                  $132,697
                                                                      ========                  ========


CONDENSED STATEMENT OF OPERATIONS:                     THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                           SEPTEMBER 30,                           SEPTEMBER 30,
                                                     1998                1997                  1998              1997
                                                 ------------        -------------        ------------        -------------
Revenues:
---------
     Earnings from Reading investment                $ (63)               $1,746              $  591             $4,122
     Equity in losses of BRI                           (34)                   --                 (53)                --
     Equity in earnings of Citadel                      14                    30                  53                 60
     Service income from Stater                         --                   222                  --                972
     Interest income                                    59                    57                 184                133
                                                     -----                ------              ------             ------
                                                     $ (24)               $2,055              $  775             $5,287
                                                     -----                ------              ------             ------
Expenses:
---------
     General and administrative                        372                   427               1,276              1,365
     Depreciation and amortization                      17                    50                 139                150
     Interest expense                                   43                    43                 129                 81
                                                     -----                ------              ------             ------
                                                       432                   520               1,544              1,596
                                                     -----                ------              ------             ------
Earnings (loss) before income taxes                   (456)                1,535                (769)             3,691
Income taxes                                            --                    --                  --                (85)
                                                     -----                ------              ------             ------
     Net earnings (loss)                             $(456)               $1,535              $ (769)            $3,606
                                                     =====                ======              ======             ======

CRAIG CORPORATION AND SUBSIDIARIES
Notes to Condensed Financial Statements (unaudited)
September 30, 1998
(amounts in tables in thousands)

     During the three and nine months ended September 30, 1998, the Company earned dividend income from its preferred stock investment in Reading amounting to approximately $894,000 and $2,681,000 respectively. Such dividends were in excess of the Company's share of Reading operating results for such periods and, accordingly, the Company recorded the excess of such dividends earned and paid as a reduction to its common stock investment.

                                                                             NINE MONTHS ENDED
                                                                           ----------------------
                                                                                SEPTEMBER 30
CONDENSED STATEMENT OF CASH FLOWS:                                         1998              1997
                                                                           ----              ----
Operating Activities:
---------------------
     Net earnings (loss)                                                 $  (769)          $ 3,606
      Adjustments to reconcile net earnings to net cash
       provided by operating activities:
     Dividend distributions from affiliates in excess
      of equity earnings                                                   2,090            (1,501)
     Other                                                                  (112)               54
                                                                         -------            ------
     Net cash provided by (used in) operating activities                   1,209             2,159
                                                                         -------            ------
Investing Activities:
---------------------
        Acquisition of Citadel Stock                                      (1,425)           (1,998)
        Acquisition of Reading Stock                                          --              (819)
     Purchase of equipment                                                    (5)               --
                                                                         -------           -------
     Net cash provided by (used in) investing activities                  (1,430)           (2,817)
                                                                         -------           -------
Financing Activities:
---------------------
        Treasury stock repurchases                                          (397)               --
        Note payable to Citadel for stock                                     --             1,998
                                                                         -------           -------
        Net cash provided by financing activities                           (397)            1,998
                                                                         -------           -------

Increase (decrease) in cash and cash equivalents                            (618)            1,340
Cash and cash equivalents at beginning of period                           5,332             3,492
                                                                         -------           -------
Cash and cash equivalents at end of period                               $ 4,714           $ 4,832
                                                                         =======           =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  Craig Corporation (Craig and collectively with its wholly owned subsidiaries, the "Company") is in the business of identifying, acquiring, owning and strategically managing controlling interests in other operating companies. At September 30, 1998, the Company owned common stock of Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries, "Reading") and REI Series B Preferred Stock representing approximately 78% of the voting power of that company, and 1,096,106 (approximately 16.4%) shares of Citadel Holding Corporation ("CHC" and collectively with its consolidated subsidiaries, "Citadel") Common Stock and 1,096,106 (approximately 16.4%) shares of Big 4 Ranch, Inc. ("BRI"). As used herein, the term the "Consolidated Company" is used to describe, for accounting purposes, the Company reporting on a consolidated basis its ownership interest in REI.

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

RESULTS OF OPERATIONS

  The following is a comparison of the results of operations for the three months ended September 30, 1998 ("1998 Quarter") with the three months ended September 30, 1997 ("1997 Quarter") and a comparison of the results of operations for the nine months ended September 30, 1998 ("1998 Nine Months") with the nine months ended September 30, 1997 ("1997 Nine Months"). Due to (i) the nature of the Consolidated Company's development and acquisition activities and the timing associated with the results of such activities, (ii) the effect of earnings recorded with respect to the Consolidated Company's previous investment in Stater, (iii) the effect of litigation awards and settlements, and
(iv) the results of operations of new cinemas opened during the last two years, the Consolidated Company's financial position, results of operations and cash flows have varied significantly and management believes are not indicative of future operating results. The Consolidated Company's entertainment center developments are in the early stage of development and generally will not produce income or cash flow for at least eighteen to twenty-four months from the time that all land use approvals have been secured.

  The Consolidated Company's net loss applicable to common shareholders for the 1998 Quarter approximated $455,000 or $.04 per basic share as compared to 1997 Quarter net earnings applicable to common shareholders of approximately $1,536,000 or $.14 per basic share. The Consolidated Company's net loss applicable to common shareholders for the 1998 Nine Months amounted to approximately $769,000 or $0.07 per basic share as compared to net earnings applicable to common shareholders of $3,606,000 or $0.33 per basic share for the 1997 Nine Months. The net earnings (loss) applicable to common shareholder has been reduced by the 6.5% per annum dividend on the $7,000,000 stated value of Reading's convertible preferred stock outstanding amounting to $113,000 and $341,000 for each of the Quarters and Nine Month periods reported on herein.

Theater Revenue
---------------

  Theater Revenue is comprised of Admissions, Concessions and Advertising and other revenues and totaled the amounts set forth below for each of the three and nine months ended September 30, 1998 and 1997:

                                     THREE MONTHS                                   NINE MONTHS
                                  ENDED SEPTEMBER 30,                           ENDED SEPTEMBER 30,
                                  1998           1997                       1998               1997
                                  ----           ----                       ----               ----
Cine Vista                     $4,458,000     $4,543,000                $12,733,000        $11,717,000
Domestic Cinema                 2,888,000      2,179,000                  8,400,000          5,747,000
Australia                       1,429,000        871,000                  4,717,000          2,473,000
Other                                 -0-            -0-                     17,000                -0-
                               ----------     ----------                -----------        -----------
                               $8,775,000     $7,593,000                $25,867,000        $19,937,000
                               ==========     ==========                ===========        ===========

     Cine Vista's Theater Revenues increased approximately 9% to $12,733,000 in the 1998 Nine Months as compared to $11,717,000 in the 1997 Nine Months, primarily as a result of more favorable film product in the first quarter of 1998. CineVista Theater Revenue decreased approximately 2% to $4,458,000 in the 1998 Quarter from $4,543,000 in the corresponding 1997 Quarter. The decrease in the current year quarter included a decrease of approximately $489,000 or 11% in cinemas open throughout each of the respective quarterly periods and a decrease of approximately $572,000 or 13% due to the closure of four screens during the first quarter of 1998; offset by an increase in Theater Revenue of $976,000 or 22% related to the opening of a new eight-plex theater in June 1998. Approximately $170,000 or 35% of the decrease in Theater Revenues from cinemas open throughout both the 1997 and 1998 Quarters resulted from certain of the cinemas being closed in September 1998 as a result of damage of lost power from Hurricane George. At September 30, 1998 and November 9, 1998, one location containing six screens remained closed while CineVista's other seven locations with a total of 46 screens were fully operational. CineVista is presently in negotiations to build an additional 10-screens at an existing location and is constructing a new leased 12-screen multiplex in the San Juan metropolitan area scheduled to open in the second quarter of 1999. At September 30, 1997, CineVista operated 46 screens at 9 locations.

     Domestic Cinemas' Theater Revenues increased approximately 46% to $8,400,000 in the nine months ended September 30, 1998 from $5,747,000 in the corresponding prior year period. Two Domestic cinemas commenced operations in December 1997, and accounted for 37% of the increase with the other 9% increase recorded at the cinema which was open throughout the respective periods. These same factors contributed to an increase in Theater Revenues of approximately 33% to $2,888,000 for the three months ended September 30, 1998 from $2,179,000 in the corresponding prior year period. Reading is currently constructing a new 12 screen cineplex in New Jersey, scheduled to open in the second quarter of 1999. At September 30, 1998 and 1997, Reading operated 19 screens at 3 locations and 6 screens at 1 location.

     Theater Revenues for Australian operations increased in excess of 91% to $4,717,000 for the nine months ended September 30, 1998 from $2,473,000 in the corresponding prior year period, primarily as a result of Reading Australia's acquisition of a four screen cinema in July 1997 and the opening of an additional six screen cinema in December 1997. The increased screen count resulted in an increase in Theater Revenues in excess of 64% to $1,429,000 for the three months ended September 30, 1998 from $872,000 in the corresponding prior year period. At September 30, 1998 Reading Australia operated 16 screens at 3 locations and had committed to develop 59 screens at 7 leased locations.

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

Dividend Income and Service Income from Stater
----------------------------------------------

     In August 1997, Stater Bros. Holdings Inc. ("SBH") repurchased the Consolidated Company's investment in SBH Preferred Stock and terminated its consulting agreement with the Company, and accordingly, the Company no longer reports Dividend income or Service income from Stater in the 1998 Quarter and 1998 Nine Months as compared to the $920,000 and $5,282,000 recorded in the 1997 Quarter and 1997 Nine Months, respectively.

Interest income
---------------

     The SBH Preferred Stock, while outstanding, accumulated dividends at a rate of 10.5% on the par value of $69,365,000. Upon redemption of the SBH Preferred Stock described above, at par plus accumulated dividends, the proceeds were invested in money market instruments which provided an average yield of approximately 5.5% during the three months and nine months ended September 30, 1998. Such reinvestment of the SBH proceeds resulted in the elimination of "Dividend income from Stater" and an overall increase in amounts reported as "Interest Income" in the Consolidated Statement of Operations in the 1998 periods. Interest income increased from $723,000 in the 1997 Quarter to $1,143,000 in the 1998 Quarter and increased from $2,013,000 in the 1997 Nine Months to $3,633,000 in the 1998 Nine Months.

Expenses
--------

     "Theater costs," "Theater concession costs" and "Depreciation and amortization," collectively "Theater Operating Expenses," reflect the direct theater costs of CineVista, the Domestic Cinemas and Reading Australia's theater operations. Theater Operating Expenses increased approximately 31% to $21,801,000 for the nine months ended September 30, 1998 from $16,643,000 in the corresponding prior year period, due primarily to the inclusion in the current year of approximately $6,205,000 of Theater Operating Expenses associated with two Domestic cinemas which opened in December 1997, two Australian cinemas which opened in July 1997 and December 1997 and a CineVista cinema which opened in July 1998; offset by a decrease in Theater Operating Expenses of approximately $2,463,000 due to the closure of our CineVista screens in the second quarter of 1997 and another four CineVista screens in the first quarter of 1998. The remaining increase of $1,416,000 is attributable to expense items which vary in proportion to increased Theater Revenues. These same factors contributed to an increase in Theater Operating Expenses of approximately 20% to $7,367,000 in the three-month period ended September 30, 1998 from $6,161,000 in the corresponding prior year period. Theater Operating Expenses as a percentage of Theater Revenues remained constant for the three and nine months ended September 30, 1998 as compared to the corresponding prior year periods.

     "General and administrative" expenses for the three and nine months ended September 30, 1998 and 1997 include the following components:

                                       THREE MONTHS ENDED                               NINE MONTHS ENDED
                                         SEPTEMBER 30,                                     SEPTEMBER 30,
                                      1998              1997                           1998             1997
                                     -----              ----                           ----             ----
Cine Vista                        $  202,000        $  193,000                      $  811,000       $  581,000
Domestic Cinemas                     148,000           166,000                         436,000          417,000
Australia                            907,000           697,000                       2,290,000        2,251,000
Craig                                372,000           429,000                       1,276,000        1,364,000
Reading, general                   1,168,000         1,399,000                       3,362,000        3,481,000
                                  ----------        ----------                      ----------       ----------
     Total                        $2,797,000        $2,884,000                      $8,175,000       $8,094,000
                                  ==========        ==========                      ==========       ==========

     CineVista's "General and administrative" expense in the 1998 Nine Months includes a $165,000 charge relating to the closing of four screens during the first quarter. The charge is comprised of a $395,000 loss on leasehold improvements net of the reversal of a $230,000 provision for deferred rent.

  General and administrative expenses of the Domestic Cinemas increased 5% to $436,000 for the 1998 Nine Months from $417,000 in the 1997 Nine Months, primarily as a result of increased management expenses associated with the opening of two new cinemas in December 1997 and as a result of increased revenue in the cinema in operation in each of the respective periods.

  Australia's "General and administrative" expenses increased 30% to $907,000 in the 1998 Quarter from $697,000 in the corresponding prior year period primarily as a result of increased payroll costs, office expenses and carrying costs of land held for development associated with the continued expansion of operations and development activities in Australia. General and administrative expenses for the 1998 Nine Months are comparable to the 1997 Nine Months as a result of a decrease of approximately $500,000 in write-offs of property development costs in the 1998 Nine Months offset by increased payroll costs, professional fees and carrying costs of land held for development. Australia's general and administrative expenses are expected to increase as property development activities expand.

  Craig's "General and administrative" expenses decreased $57,000 in the 1998 Quarter and decreased $88,000 in the 1998 Nine Months as compared to the 1997 Quarter and 1997 Nine Months, principally as a result of decreased payroll costs in the 1998 periods, offset by increased outside professional and legal costs during the first quarter of 1998.

  "General and administrative" expenses for Reading in the 1998 Quarter and 1998 Nine Months remained consistent with the 1997 Quarter and 1997 Nine Months.

Equity in Earnings of Affiliate
-------------------------------

  "Equity in earnings of affiliates" include earnings from the Consolidated Company's investment in Citadel, BRI, NZ JVs and WPG. The investments in BRI and WPG were made in the fourth quarter of 1997 and the investment in the NZ JVs was made in the second quarter of 1998. Accordingly, "Equity in earnings of affiliates" in the 1997 Quarter and 1997 Nine Months was comprised only of Citadel equity earnings of $98,000 and $264,000, respectively. In the 1998 Nine Months "Equity in earnings of affiliates" included equity earnings of $169,000 from the Company's investment in Citadel, a loss of $24,000 from WPG and the NZ JVs and a loss of $124,000 from BRI.

Other Income (Expense)
----------------------

  "Other expenses" totaled $139,000 in the 1998 Quarter in comparison to $2,000 in the 1997 Quarter and amounted to a loss of $556,000 in the 1998 Nine Months as compared to "Other income" of $236,000 in the 1997 Nine Months. The 1998 Nine Month expense is primarily a result of losses on foreign currency derivative positions. The Consolidated Company does not currently have any foreign currency derivative positions. The 1997 Nine Month income is comprised primarily of amounts received from a third party as reimbursement of certain acquisition related expenditures in the first quarter of 1997 which were expensed in prior periods.

Minority Interest
-----------------

  "Minority interest in (income) losses of consolidated subsidiaries" amounted to a credit of $1,088,000 in the 1998 Nine Months and is comprised of (i) the Reading minority interests share (31%) of Reading's losses and dividend payments applicable to common shareholders amounting to $1,351,000, offset by $263,000 from Sutton Hills minority interests share of the NY Angelika earnings and the minority interests share in a Reading Australia theater's net income.

  "Minority interest in (income) losses of consolidated subsidiaries" amounted to a change of approximately $462,000 for the three months ended September 30, 1998 and includes the minority interest's share of the Company's consolidated net income and dividend payments of Reading amounting to $566,000 offset by the minority interests share of the NY Angelika income and the minority interests share of the Australian theater operating results amounting to $104,000.

Income Tax Provision
--------------------

  Income tax expense in the 1998 Quarter and Months was $355,000 and $762,000, respectively as compared to $378,000 and $784,000 in the 1997 Quarter and Nine Months, respectively. Income tax expense in the 1998 Nine Months included $584,000 representing foreign withholding taxes, and $178,000 of state and local taxes as compared to $529,000 and $170,000 in the 1997 Nine Months. The 1997 Quarter includes a current tax provision for foreign withholding taxes of $306,000 which will be paid if certain intercompany loans are repaid and estimated federal and state taxes of $61,000.

Comprehensive Income
--------------------

  The Company Comprehensive losses (Note 3) of $1,554,000 and $3,324,000 in the three and nine month periods ended September 30, 1998 as compared to comprehensive income in the corresponding periods last year of $905,000 and $1,820,000, respectively. The losses reflect the change in Shareholder's equity resulting from changes in the exchange rates between the U.S. and Australian dollar. Foreign currency exchange rates in general and in the Pacific Rim countries in particular (including Australia and New Zealand) have been subject to significant weakness and volatility during 1998 due to the currency crisis in South East Asia. The Company's business and operating results may be impacted by the effects of future foreign currency fluctuations.

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

LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 1998, the Consolidated Company had cash and cash equivalents totaling approximately $70,675,000 which includes approximately $65,961,000 held by Reading. At September 30, 1998, Craig had cash and cash equivalents of approximately $4,714,000. REI is majority owned by the Company and, accordingly, is included in the consolidated financial statements. However, Craig and REI are separate public companies and each entity's capital resources and liquidity is legally independent of the other and any intercompany loans or receivables would require approval of each separate company's Board of Directors. Accordingly, the future liquidity of Craig will be principally dependent on Reading's ability to pay dividends in accordance with the terms of the Reading Preferred Stock amounting to approximately $3,575,000 annually.

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

  The Company has two construction commitments and seven committed lease agreements for theater facilities, with a total of approximately 81 screens which are either under construction or for which construction is anticipated to be completed in the year 2000. In addition, the Company has entered a contract to acquire a land parcel for the development of a multi-plex cinema and has entered into contracts to acquire a .215 acre site and a 1,086 stall park garage. The aggregate estimated cost remaining to complete construction for the nine facilities and acquired the additional land sites totaled approximately $69 million, inclusive of approximately $43 million related to seven Australian projects. The U.S. dollars cost of such Australian projects was based on a conversion rate of $0.60 U.S. dollars to each Australian dollar.

The following summarizes the major sources and uses of cash funds in each of 1998 and 1997 Six Months, respectively:

1998:
----

  "Unrestricted cash and cash equivalents" decreased $27,527,000 from $98,202,000 at December 31, 1997 to $70,675,000 at September 30, 1998. Working
capital decreased $24,546,000 from $89,765,000 at December 31, 1997 to $65,219,000 at September 30, 1998. In addition, to other general and administrative expenses, other uses in operating activities were a decrease in accounts payable of $3,403,000.

  Net cash used in investing activities amounted to $23,882,000 in the 1998 Nine Months as a result of property purchases of $16,775,000, an investment in joint venture (inclusive of loans to joint venture partners) of $3,736,000 and the purchase of Citadel securities for cash of approximately $3,636,000. Cash used in investing activities was offset by cash provided through a decrease in restricted cash amounting to $3,673,000.

  Cash used in financing activities in the 1998 Nine Months amounted to approximately $1,657,000 and included a $397,000 expenditure to repurchase 52,000 shares of Craig Common Stock, a $292,000 distribution to a minority interest, $341,000 dividend paid to Citadel in connection with their investment in Reading redeemable stock and a $627,000 decrease in note payables.

1997:
----

  "Unrestricted cash and cash equivalents" increased $61,654,000 from $52,172,000 at December 31, 1996 to $113,826,000 at September 30, 1997
principally as a result of the redemption of the Stater Preferred Stock investment in August 1997 whereby the Company received approximately $73,915,000, inclusive of accumulated dividends. Net cash operating activities amounted to $605,000 in the 1997 Nine Months.

  Net cash used in investing activities amounted to approximately $62,565,000 in the 1997 Nine Months including $69,980,000 from the redemption of the Stater Preferred, $6,445,000 in the purchase of property and equipment, $1,998,000 to purchase Citadel Common Stock and $819,000 used to purchase an additional 78,500 shares (approximately 1% of the outstanding stock) of REI.

  Net cash provided by financing activities amounted to $114,000 in the 1997 Nine Months and was comprised of a $271,000 distribution to a minority partner, a $1,500,000 note payable payment, a $341,000 dividend paid to Citadel in connection with their ownership of Reading Preferred Stock, offset by a $1,998,000 borrowing from Citadel to purchase Citadel Common Stock.

YEAR 2000

  As reasonably necessary and appropriate, the Company is conducting an audit of the software and hardware components that it uses to assess whether such components will properly recognize dates beyond December 31, 1999 ("Year 2000 Compliance"). The Company is also conducting a review of its major suppliers of goods and services to understand their level of compliance with Year 2000 issues. Both of these reviews are expected to be completed during the three months ended December 31, 1998.

  The Company does not anticipate that its review of internal hardware and software will reveal material problems, as the Company uses current versions of software provided by major software vendors. Likewise, the Company does not anticipate that any material issues will arise as a result of tits review of hardware, as the Company utilizes hardware that is less than a year old for the most part. The Company has adequate financial resources to replace any hardware and/or software that is determined not to be Year 2000 compliant.

  The Company believes that most of its service providers will represent that they are Year 2000 compliant. If in its survey of significant vendors of materials the Company becomes concerned that one or more vendors either is not Year 2000 compliant or has what the company believes to be inadequate programs to become Year 2000 compliant, the Company will develop additional programs to reduce or eliminate its reliance on such vendors.

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

                          CRAIG CORPORATION REGISTRANT


Date:         November 13, 1998              By: /s/ S. Craig Tompkins
     ---------------------------------           ------------------------
                                                 S. Craig Tompkins
                                                 President


Date:         November 13, 1998              By: /s/ Robin W. Skophammer
     ---------------------------------           ------------------------
                                                 Robin W. Skophammer
                                                 Chief Financial Officer