Form 10-K
period 1998-12-31
CRAIG CORP
filed 1999-04-15
CIK 110985

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                   -----------------------------------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

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


      Registrant's telephone number, including area code: (213) 239-0555

Securities Registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS       NAMES OF EXCHANGES ON WHICH EACH CLASS REGISTERED
     -------------------       -------------------------------------------------
 Common stock, $0.25 par value,             New York Stock Exchange
Class A Common preference stock,          And Pacific Stock Exchange
         $.01 par value

Securities registered pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [_]

   The aggregate market value of voting stock held by non-affiliates of the Registrant was $49,903,000 as of April 12, 1999.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 12, 1999, there were 3,581,112 shares of Common Stock, $0.25 par value per share, and 7,058,412 shares of Class A Common Preference Stock, $0.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

                               CRAIG CORPORATION

                          ANNUAL REPORT ON FORM 10-K
                         YEAR ENDED DECEMBER 31, 1998
                                     INDEX

--------------------------------------------------------------------------------

                                                                                         PAGE
PART I.

Item 1.   Business                                                                         1
Item 2.   Properties                                                                      18
Item 3.   Legal Proceedings                                                               21
Item 4.   Submission of Matters to a Vote of Security Holders                             22


PART II.

Item 5.   Market for the Registrant's Common Stock and Related Stockholder Matters        23
Item 6.   Selected Financial Data                                                         24
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ("MD&A")                                                  26
Item 7A   Quantitative and Qualitative Disclosure About Market Risk                       45
Item 8.   Financial Statements and Supplementary Data                                     46
Item 9.   Change in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                             46


PART III.

Item 10.  Directors and Executive Officers of the Registrant                              47
Item 11.  Executive Compensation                                                          50
Item 12.  Security Ownership of Certain Beneficial Owners and Management                  55
Item 13.  Certain Relationships and Related Transactions                                  58


PART IV.

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K                 60
          Signatures                                                                      64

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

     The Company's principal holdings at December 31, 1998 consisted of (i) common and preferred stock representing approximately 78% of the voting power of Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries, "Reading"), (ii) common shares representing approximately 16.4% of the outstanding common shares of Citadel Holding Corporation ("CHC" and collectively with its consolidated subsidiaries "Citadel") and, (iii) 16.4% of the outstanding common stock of Big 4 Ranch, Inc., a company owning a 40% interest in certain agricultural properties located in Kern County, California, and (iv) cash and cash equivalents. The Consolidated Company holds a 48% interest in Citadel and 49% interest in Big 4 Ranch, Inc. ("BRI").

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

     Reading:  The Company has been accumulating stock in REI, a publicly traded
     -------
company whose shares are quoted on the NASDAQ National Market and traded on the Philadelphia Stock Exchange, and in its predecessor, Reading Company, since 1989. By the end of the second quarter of 1996, this interest had grown to approximately 52.5% of the outstanding voting securities of that company. In November 1995, the Company and Reading formed Reading International Cinemas LLC ("Reading International"), owned in equal portions by the Company and Reading, to pursue the development of cinemas in Australia. During the first quarter of 1996, the Company conveyed to Reading its common stock interest in CHC and during the fourth quarter of 1996, the Company, Reading and Citadel consummated the Stock Transactions in which the Company contributed its Stater Preferred Stock, CHC Preferred Stock and its 50% membership interest in Reading International to Reading in exchange for common stock and preferred stock of REI. Citadel contributed cash in the amount of $7 million in exchange for a separate class of REI preferred stock and certain contractual rights including the Asset Put Option described below. As a consequence of the Stock Transactions and certain other open market acquisitions by the Company made after the Stock Transactions, the Company now holds 5,165,516 shares of REI Common Stock and 550,000 shares of REI Series B Preferred Stock, which in the aggregate represent approximately 78% of the outstanding voting power of REI. Citadel currently owns, as a result of the Stock Transactions, 70,000 shares of REI Series A Preferred Stock representing approximately 5% of the outstanding voting power of REI, and the Asset Put Option.

     Reading is principally engaged in the cinema exhibition business in the United States, Puerto Rico, Australia and New Zealand and in the development of cinema based entertainment centers in Australia and New Zealand. In addition, Reading has recently expanded into the live theater business in the United States and currently owns or has agreements to acquire or license five live theaters comprising eight auditoriums in Manhattan, Chicago and San Francisco.

     The Company's Chairman and President are, respectively, the Chairman and Vice Chairman of the Board of Directors of Reading, and comprise two of the six directors of that company. These common directors are separately compensated by Reading for their services to that company.

     Citadel:  In 1986, the Company acquired options to purchase 4.5% of the
     -------
outstanding common stock of CHC, a publicly traded company whose shares are listed for trading on the American Stock Exchange. The Company exercised those options in 1987, and by the close of that year owned approximately 9% of the outstanding common stock of CHC. Prior to August 1994, CHC was the holding company for Fidelity Federal Bank, FSB ("Fidelity"). In August 1994, as a result of the weakened financial position of Fidelity caused, in part, by declines in the Southern California real estate market and the Northridge earthquake, Fidelity consummated a recapitalization transaction in which CHC received certain real estate assets and litigation claims from Fidelity and CHC's interest in Fidelity was diluted, as a consequence of the issuance by Fidelity of new equity securities, from 100% to approximately 16%. Following that recapitalization, the Consolidated Company increased its voting interest to approximately 48% at December 31, 1998. At December 31, 1998, the Consolidated Company's carrying value of its equity investment in Citadel totaled approximately $12,962,000.

     At December 31, 1998, Citadel's assets had a book value for purposes of Citadel's consolidated financial statements on CHC's consolidated balance sheet of $35,000,000, consisting principally of two office buildings (located in Glendale, California and Phoenix, Arizona), 70,000 shares of REI Series A Convertible Preferred Stock, a 40% interest in certain agricultural partnerships, an 80% interest in Big 4 Farming LLC (a farming management company) and cash and cash equivalents. At that same date, Citadel had long term liabilities (consisting of mortgage debt on its two office properties) of $92 million. Citadel has entered into a contract to sell one of its office buildings for approximately $20 million, in a transaction currently anticipated to close in the second quarter of 1999. This building was acquired in 1994 for approximately $6.4 million. Citadel also holds a put option to put to Reading, through approximately April 2000, subject to certain limitations, all of its assets other than the Series A Convertible Preferred Stock, in exchange for REI common stock (the "Asset Put Option"). The Asset Put Option provides for an exercise price of $12.25 per share. The closing price of REI stock at December 31, 1998 was $7.875 per share.

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

     Big 4 Ranch, Inc.:  On December 29, 1997, Citadel capitalized a wholly
     -----------------
owned subsidiary, Big 4 Ranch, Inc., with a cash contribution of $1,200,000 and then distributed 100% of the shares of Big 4 Ranch, Inc. to Citadel's common shareholders of record as of the close of business on December 23, 1997, as a spin-off dividend. The Consolidated Company received 2,230,473 shares or 33.4% of Big 4

Ranch, Inc. The Company recorded such distribution of Big 4 Ranch, Inc. as a reduction of its investment in Citadel in the amount of approximately $401,000 and a corresponding increase as investment in Big 4 Ranch, Inc. During 1998, the Company purchased an additional 430,106 shares of BRI and Reading purchased 661,700 shares of BRI for an aggregate purchase price of approximately $136,000, increasing the Consolidated Company's holdings in BRI to approximately 49.8%. Also during 1998, a company owned by the Chairman and a trust for the benefit of a child of the Vice Chairman purchased approximately 3.2% of BRI. The Board of Directors and executive officers of Big 4 Ranch, Inc. are comprised of certain directors of the Company, Gerard Laheney, William D. Gould and Margaret Cotter.

     Prior to the Spin-off, Big 4 Ranch, Inc. (owning 40%), Citadel (owning 40%) and Visalia LLC (owning 20%; a limited liability company controlled by Mr. James
J. Cotter, the Chairman of the Board of Craig, REI and Citadel, and owned by Mr. Cotter and certain members of his family) entered into three general partnerships. On December 31, 1997 theses Partnerships acquired approximately 1,580 acres of agricultural property in Kern County, California for approximately $7.6 million. The acquisition was financed by a 10-year purchase money mortgage in the amount of $4.05 million, drawdowns on a line of credit from Citadel in the amount of $831,000 and pro rata capital contributions from the partners in the amount of $2,700,000. Through the Consolidated Company's holding in Big 4 Ranch, Inc., and Citadel, the consolidated Company owns approximately 39% of such Partnerships at December 31, 1998. The Company's Chairman and President serve as two of the three members of the management committees of these three partnerships. The Agriculture Partnerships have each retained Big 4 Farming LLC (owned 80% by Citadel and 20% by Visalia) to farm their properties.

     In December 1998, the Kern County area suffered a devastating freeze. Substantially all of the Agricultural Partnerships' crop was destroyed. As the crop was not insured against freeze damage, the Agricultural Partnerships have booked a loss of $2,651,000 for 1998 (inclusive of $1,577,000 related to the inventory loss resulting from the freeze), Big 4 Ranch Inc.'s share of which is $1,061,000. After recording such operating losses, Big 4 Ranch, Inc. stockholders' equity was generally eliminated at December 31, 1998, and, accordingly, the Consolidated Company has reported an equity loss of approximately $520,000 with respect to its investment in Big 4 Ranch, Inc. at December 31, 1998. It is to be anticipated that the Agricultural Partnerships will also report a significant loss for 1999, as it will not receive any crop revenues until the second quarter of 2000.

     Citadel is the principal source of funding for the operations of the Agricultural Partnerships. The costs of the destroyed crop were funded through a line of credit from Citadel to the Agricultural Partnerships. At March 26, 1999, $1,705,000 had been drawn down under a $1,850,000 line of credit with Citadel. In addition, at March 26, 1999, the Agricultural Partnerships had incurred liabilities of approximately $187,000 which they expect to borrow pursuant to an amended line of credit with Citadel. Since the Agricultural Partnership's do not anticipate having revenue until the sale of the 1999-2000 crop, the Agricultural Partnerships do not currently have any source of funds with which to repay that line of credit when it comes due in August 1999, or any funds (other than the remaining undrawn upon balance of the line of credit) with which to cover its 1999 cultural, administrative and interest costs and capital improvement budget currently projected at $2.64 million. When acquired by the Partnership the property included approximately 600 acres of open land. Approximately 60 acres of this land was planted with citrus in 1998, and an additional 200 acres are scheduled for planting in 1999. The liquidity and funding needs of the Agricultural Partnerships are currently being reviewed by the Board of Directors of CHC and BRI.

     Hope Street Hospitality, LLC:  In January 1996, the Company formed a joint
     -----------------------------
venture in the form of a limited liability company (1) to acquire the rights for the Western United States to produce a woodfired Montreal style bagel, (2) to build a store to test the concept in the United States, and (3) if that concept proved successful, potentially to develop a chain of such stores. The founders of this joint venture and the holders of the remaining 50% membership interest in HSH are two individuals whose principal business is their employment as managing directors of an international investment banking firm. The venture has not, in the view of the Company, been successful and the Company has notified its joint venture partners of its intent to work towards the disposition, liquidation or alternative financing of this business. The Company remains as a guarantor pursuant to the terms of the store lease.

THE STOCK TRANSACTIONS
----------------------

     In October 1996, shareholders of REI, approved a reorganization of Reading Company under REI a Delaware corporation, (the "Reorganization") and the placement of Common and Preferred Stock by REI to the Company and Citadel (the "Stock Transactions"). Both transactions were completed on October 15, 1996.

     In the Stock Transactions, REI issued (i) 70,000 shares of Series A Voting Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") to Citadel, and granted certain contractual rights to Citadel including the Asset Put Option described herein in return for $7 million in cash and (ii) 550,000 shares of Series B Voting Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") and 2,476,190 shares of Common Stock to Craig in exchange for certain assets owned by Craig. The assets acquired by REI from Craig consisted of the 693,650 shares of Stater Preferred Stock, Craig's 50% membership interest in Reading International, of which an indirect wholly owned subsidiary of REI was the sole other member, and 1,329,114 shares of Citadel's Preferred Stock, which were subsequently redeemed by Citadel.

     The Asset Put Option is exercisable at any time up until 30 days after REI files its Annual Report on Form 10-K for the year ending December 31, 1999, gives to Citadel the option to sell assets subject to certain related liabilities (such as mortgages) to REI, for shares of REI Common Stock. With respect to the first $20 million in aggregate appraised value of assets, REI is obligated to deliver to Citadel that number of shares of REI Common Stock determined by dividing the value of the Citadel net assets by $12.25 per share. If the appraised value of the Citadel net assets is in excess of $20 million, Citadel is entitled to receive Common Stock at the then fair market value of such securities for such excess, provided that Citadel is not entitled to sell more than $30 million of assets to REI under the Asset Put Option.

     The Series A and Series B Preferred Stock of REI (collectively, the "Convertible Preferred Stock") have stated values of $7 million and $55 million, respectively. Holders of each series of the Convertible Preferred Stock are entitled to cast 9.64 votes per share, voting together with the holders of the Common Stock and the other series of Convertible Preferred Stock, on any matters presented to shareholders of REI. Each share of Series A Preferred Stock is convertible into shares of Common Stock at a conversion price of $11.50, and each share of Series B Preferred Stock is convertible into shares of Common Stock at a conversion price of $12.25, each subject to adjustment on certain events. The shares of Series A Preferred Stock may also be converted after a change in control. REI has the right to require conversion of the Series A Preferred Stock if the average market price of the Common Stock over a 180-calendar day period exceeds $15.525. REI granted certain registration rights to Citadel with respect to the shares of Common Stock issuable on conversion of the Series A Preferred Stock and the Asset Put Option.

     Citadel has the right during the 90 day period beginning October 15, 2001, or in the event of a change of control of REI, to require REI to repurchase the Series A Preferred Stock at its stated value plus accrued and unpaid dividends plus, in the case of a change of control, a premium. In addition, if REI fails to pay dividends on the Series A Preferred Stock for four quarters, Citadel may require REI to repurchase the Series A Preferred Stock. Also, REI has certain rights to redeem the Convertible Preferred Stock at its option. Due to the redemption provisions, the Series A Preferred Stock has not been included as a component of Shareholders' Equity in the Consolidated Balance Sheet and is separately categorized as "Redeemable Preferred Stock of Reading."

DESCRIPTION OF BUSINESS
-----------------------

     General:  The Company's business is the identification, acquisition,
     -------
ownership and strategic management of controlling interests in other operating companies. The Company's business objective is to serve as a holding company and management resource to a diversified group of such operating companies. The Company is not in the business of investing, reinvesting or trading in securities. Over the past ten years, while the Company has reviewed a number of opportunities, the Company's efforts have focused primarily on three such companies: Reading (cinema exhibition and real estate development), Citadel (currently principally a real estate company) and Stater (retail grocery). In 1997, the Consolidated Company's interest in Stater was repurchased by that Company. At December 31, 1998, the material portion of the Company's book value and source of cash flows is comprised from its investment in Reading.

     Employees:  The Company's executives consist of Mr. S. Craig Tompkins
     ---------
(formerly a partner with Gibson, Dunn & Crutcher, and currently a director and the President of the Company, the Vice Chairman of REI, the Vice Chairman, Secretary, Treasurer and Principal Accounting Officer of CHC, the President of Citadel Agriculture, Inc., and a member of the management committees of various agricultural partnerships in which Citadel and Big 4 Ranch, Inc. hold ownership interests), Ms. Robin Skophammer (formerly a partner with KPMG Peat Marwick, and a director of Stater Bros. Holdings Inc. and currently the Chief Financial Officer of the Company) and Ms. Ellen Cotter (formerly with White & Case and currently the Vice President -Business Affairs of the Company and of Reading). Ms. Cotter devotes substantially all of her time to Reading matters and, accordingly, has not been paid for services to Craig since February 1998. Mr. James J. Cotter, the Company's Chairman, is the Chairman of REI, the Chairman of CHC, and provides services to the Company pursuant to a consulting arrangement. Mr. Cotter owns, assuming exercise of his outstanding options, 27% of the Company's currently issued equity securities and, together with other securities which Mr. Cotter has beneficial voting ownership, approximately 55% of the voting securities of the Company. In addition, the Company has two administrative employees. The Company considers its relations with its employees to be good.

     Reading Entertainment, Inc.: Set forth below is a more detailed discussion
     ---------------------------
of the businesses conducted by Craig's majority owned subsidiary, Reading.

     At December 31, 1998, the Company held 5,165,516 shares of REI Common Stock and 550,000 shares of REI Series B Preferred Stock, which together represent approximately 78% of the voting power of REI. The Series B Preferred Stock is junior to the 70,000 shares of REI Series A Preferred Stock (aggregate stated value $7 million) held by Citadel, has a stated value and liquidation preference of $100 per share, has a cumulative dividend of 6.5% and is entitled to cast
9.64 votes per share, voting together with the holder of the REI Common Stock and the Series A Preferred Stock on any matter presented to the shareholders of REI, as well as customary class voting rights. Each share of the Company's Series B Preferred Stock is convertible into shares of REI Common Stock at a conversion price of $12.25 each, subject to adjustment on certain events. For financial statement purposes, REI assets and liabilities are consolidated as a majority owned subsidiary of the Company and, accordingly, the Company's stock investments in REI is eliminated in the December 31, 1998 and 1997 consolidated financial statements.

READING BUSINESS

READING GENERAL

GENERAL

     Reading Entertainment, Inc., a Delaware corporation ("REI" and collectively with its various subsidiaries and predecessors, "Reading"), was formed in 1996 in a reorganization of the company under a Delaware holding company. Initially organized in 1833, Reading has been doing business in the United States for approximately 165 years.

     Prior to 1976, Reading was principally in the transportation business, owning and operating the Reading Railroad. Following the disposition of substantially all of its rolling stock and active rail lines in 1976, Reading pursued a number of endeavors including the development of One Reading Center (a 600,000 square foot office complex located in Philadelphia) and initiated the activities which led to the development of the Pennsylvania Convention Center on land originally utilized by Reading for railroad operating purposes. Since 1976, Reading has reduced its railroad real estate holdings from approximately 700 parcels and rights-of-way to approximately 25.

     In 1993, following the sale of its last major railroad real estate asset -- the Reading Terminal Headhouse -- Reading determined to enter into the "Beyond-the-Home" or real estate based segment of the entertainment industry. Since that date, Reading has acquired and expanded a chain of multiplex cinemas in Puerto Rico ("CineVista") featuring conventional film product; begun the development of a cinema chain in the United States featuring principally art, specialty and sophisticated or upper-end conventional film product ("Angelika Cinemas"); begun the development of a chain of cinemas in Australia and New Zealand featuring conventional film product ("Reading Cinemas"); and acquired or entered into agreements to acquire certain live theaters featuring "Off Broadway" type productions ("Reading Live Theater"). In Australia and New Zealand, Reading is also in the business of developing entertainment centers, typically consisting of a multiplex cinema, complementary restaurant and retail uses, and convenient parking, all located on land owned or controlled by Reading.

     Reading, where feasible, prefers to own the land on which it constructs its cinemas. In the United States and Puerto Rico, a variety of factors (including land acquisition costs, the proliferation of suburban multiplex cinemas and competition from existing developers and shopping center owners) have caused Reading to rely on leasehold sites in established urban areas or suburban malls. However, an ownership oriented approach is being pursued in urban centers in Australia and New Zealand. This means that many of Reading's projects in Australia and New Zealand are more capital intensive, have longer lead times and entail greater development risks than the development of cinemas in leased facilities in established malls. However, Reading believes that these risks are more than offset by the greater control and flexibility that the ownership of such sites provides to Reading and by the opportunity given to Reading to participate in the enhancement to the value of such land likely to result from the consumer traffic generated by a successful cinema operation. To date, Reading has acquired (directly or through joint venture or tenant-in-common investments), or has the contract right to acquire, eight sites in Australia and New Zealand which it believes may be suitable for development or redevelopment as entertainment centers. These sites represent nearly two million square feet of potential land area and nearly one million square feet of improvements. Due principally to the scope and extent of its development activities in Australia and New Zealand, Reading views itself as being involved in essentially two lines of business, (1) the development and operation of cinemas in Puerto Rico, Australia and New Zealand and of cinemas and live theaters in the United States and (2) the development and future operation of cinema based entertainment centers in Australia and New Zealand. Most of these entertainment center projects are in the early stage of development. One of the centers is expected to be completed in 1999.

     At December 31, 1998, Reading owned or otherwise operated 17 cinemas comprising 98 screens (inclusive of two cinemas with a total of nine screens held by a joint venture) and had under development or agreement to lease, acquire or manage, complexes representing approximately 200 additional screens. Reading currently anticipates adding approximately 100 of these screens in 1999.

     During 1998, Reading determined to commence activities in the live theater industry and in December of that year signed an Agreement in Principle to acquire three live theaters in Manhattan: the Minetta Lane, Orpheum and Union Square theaters. In March 1999, Reading acquired the Royal George Theater, a four auditorium live theater complex in Chicago and licensed the Marine Theater in San Francisco through May 2001. Reading is actively investigating other live theater acquisitions in major theater markets.

     In addition to its principal activities, Reading continues to wind up its historic railroad related activities, including the sale or other exploitation of its residual real estate interests, and to lease equipment to third parties. Reading also owns a 50 acre property assemblage located in the greater Melbourne, Australia area. Originally acquired in 1996 as a potential entertainment site, the property is currently held for non-cinema development. Reading is reviewing its alternatives with respect to this site.

     Shares of REI's common stock, par value $.001 per share (the "Common Stock"), are quoted on the Nasdaq National Market ("NNM") and trade on the Philadelphia Stock Exchange under the symbols RDGE and RDG, respectively.

DESCRIPTION OF BUSINESS
-----------------------

     Reading is primarily engaged in the development in Australia and New Zealand of cinema based entertainment centers and in the multiplex cinema exhibition business (focusing on the market for multiplex complexes featuring principally commercial film in Puerto Rico, Australia and New Zealand, and featuring principally art, specialty and more sophisticated upper-end film product in the United States). In addition, the Company has recently expanded into the live theater business and currently owns or has agreements to acquire four live theaters, consisting of seven auditoriums, located in Manhattan and Chicago, and to license a fifth live theater located in San Francisco. These live theaters are designed for the presentation of "Off Broadway" type productions and typically have auditoriums with less than 600 seats.

     While exceptions may be made from time to time with respect to certain well-situated cinemas with proven or projected draw as art and specialty houses, it is Reading's general intention to develop or acquire state-of-the-art multiplex venues. With respect to new cinema construction, it is Reading's intention to concentrate primarily upon a stadium seating format, and to feature wall-to-wall screens with state-of-the-art projection and sound. Reading's entertainment centers will typically be centered around a multiplex cinema, and feature complimentary retail and restaurant facilities and convenient on-site parking.

PUERTO RICO (CINEVISTA)
-----------------------

     Acquired in 1994, CineVista currently operates 44 screens in seven leased facilities in Puerto Rico. Reading has commenced construction of a leased twelve screen cinema in a regional shopping center located in the San Juan area (currently anticipated to open in November 1999) and is negotiating the expansion (from eight to eighteen screens) of a complex located in the largest shopping center in

Puerto Rico, the Plaza Las Americas. No assurances can be given that such negotiations will result in operating facilities. On the date of its acquisition by Reading, CineVista operated 36 screens in eight leased locations.

     In Puerto Rico, Reading has determined to concentrate on multiplex cinemas located on leasehold properties, and the exhibition of conventional film product. Generally speaking, Reading's current and future developments are being constructed in existing malls with proven foot traffic and self contained parking. All of CineVista's theaters are modern multi-screen facilities.

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

     During the last five years, Puerto Rico has undergone significant retail shopping center development. During this period, the number of multiplex theaters has increased substantially. CineVista's principal competitor, Caribbean Cinemas, a privately-owned company, has opened six complexes adding approximately 53 screens since the beginning of 1996, and currently has two cinemas under construction. These new screens have adversely affected CineVista's current operations, reducing CineVista's market share from approximately 34% in 1995 to approximately 26% percent in 1998. Reading believes that, while CineVista has an opportunity to expand its operations through the development of new multiplex theaters and improvement of its existing operations, the Puerto Rico market will be substantially built out in the near term.

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

     Licensing/Pricing:  Films are licensed under agreements with major film
     -----------------
distributors and several local distributors specializing in films of special interest to residents of Puerto Rico. Puerto Rico regulations generally require that film exhibitors be provided with an opportunity to view films prior to submitting bids, that film distributors provide advance notice of films which will be provided to the market, and are generally designed to preclude anti-competitive practices. Films are licensed on a film-by-film, theater-by-theater basis. Generally, film payment terms provide for payment to film distributors under various formulas which provide for payments based upon a percentage of gross box office receipts.

     CineVista licenses film from substantially all of the major United States studios and is not dependent upon any one film distributor for all of its product. However, in the event Reading was unable to license film from a major studio, such lack of supply could have a material effect upon CineVista's business. CineVista believes that the popularity of the Puerto Rico exhibition market and Puerto Rico rules governing film licensing make such a situation unlikely. In 1998, films licensed from CineVista's seven largest film suppliers accounted for approximately 91% of CineVista's box office revenues.

     Competition:  Reading believes there are approximately 30 first-run movie
     -----------
theaters in daily operation with approximately 200 screens in Puerto Rico.
Based upon number of screens, box office revenues and number of theaters, CineVista is the second largest exhibitor in Puerto Rico, with the two largest exhibitors accounting for over 99% of the box office revenues recorded in 1998, measured by theaters in daily operation. Competition among the theater exhibitors exists not only for theater patrons within certain geographic areas, but also for the licensing of films and the development of new theater sites. The number of sites suitable for multiplex cinemas is limited. CineVista's principal competitor is expected to continue to open theaters competitive with those of CineVista's. Since the beginning of 1996, CineVista's principal competitor has opened six complexes in the San Juan metropolitan area, adding 53 screens, all of which are competitive with CineVista's theaters, and which have attracted business that would otherwise have gone to theaters owned by CineVista. This competitor has at least two additional competitive theaters and an expansion of an existing theater under development, which are expected to add 26 screens to the San Juan market.

     In Puerto Rico, CineVista's strategy has been to build generally higher quality cinemas, with larger seats, more leg room and better sound than those constructed by its principal competitor, and to seek out and build in either well established retail centers with adequate parking on-site or in connection with the development of new retail centers being developed by experienced and well financed developers. All of the screens currently under construction are stadium design and CineVista currently intends to make this stadium design structure a consistent element of its cinemas.

     Seasonality:  Most major films are released to coincide with the summer
     -----------
months, when schools are closed or the winter holiday seasons. Accordingly, CineVista has historically recorded greater revenues and earnings during the second half of the calendar year, except during 1998 when first half revenues were unseasonably high due to the strong box office performance of Titanic.

     Employees: CineVista has approximately 200 employees in Puerto Rico,
     ---------
approximately 15 of whom are employed under the terms of a collective bargaining agreement. The collective bargaining agreement expires in May 2000. Reading believes its relations with its employees in Puerto Rico to be good.

DOMESTIC CINEMAS
----------------

     Reading has focused its domestic cinema activities on (i) the Manhattan cinema market, (ii) the art and specialty film exhibition market, and (iii) the selective acquisition and/or development of conventional commercial cinemas. At December 31, 1998, Reading operated four domestic cinemas with 22 screens. During 1998, Reading entered into agreements to lease or manage an additional eight domestic locations with a total of 34 screens. These cinemas, seven of which are either existing or refurbished facilities, are expected to open under Reading's markee in 1999. In addition, in March 1999, Reading leased an eight screen facility in Buffalo, New York for use as an art cinema.

     Reading's first domestic art theater was acquired in August 1996 for approximately $12,570,000. This cinema, known as The Angelika Film Center (the "NY Angelika"), is a six screen multiplex theater located in the Soho district of New York City, and was acquired by Reading and Sutton Hill Associates ("Sutton Hill") through a newly formed limited liability company, Angelika Film Centers LLC ("AFC"). Reading contributed 83.3% of the capital of AFC and Sutton Hill contributed the remaining 16.7%. The theater is held under a long term lease, with a remaining term of approximately 27 years.

     Reading is currently working to develop additional Angelika Film Centers in major urban areas located throughout the United States. In December 1997 Reading opened an eight screen, 31,700 square foot art and specialty cinema and cafe facility at the Bayou Place entertainment center in Houston, Texas. The leased complex sits over a 3,500-car parking garage in Houston's theater district. In December 1997, Reading acquired an existing five screen, 18,100 square foot facility located in Minneapolis, at which Reading exhibits a combination of conventional commercial and art and specialty film under the Reading Cinemas name. In November 1998, Reading commenced operation of a three screen, 18,000 square foot facility in Sacramento, California. In 1998, Reading signed a ground lease and is currently constructing a 46,000 square foot twelve screen Reading Cinemas complex in Manville, New Jersey which cinema is anticipated to open in May 1999.

     In December 1998, Reading entered into an Agreement in Principle to lease four cinemas, consisting of 16 screens, to manage three additional cinemas, consisting of six screens, all located in Manhattan, and to acquire the 1/6th interest in AFC not currently owned by Reading. These cinemas, are currently operated in Manhattan under the City Cinemas markee. In March 1999, Reading leased an eight screen complex in Buffalo, New York for use as an art cinema. Reading is in discussions with owners and developers with respect to a number of additional potential locations. No assurances can be given, however, that any of these negotiations will result in operational theaters.

     City Cinemas Corporation ("City Cinemas"), an affiliate of Sutton Hill, has managed AFC and two other domestic cinemas for Reading since such cinemas were opened by Reading. A third domestic cinema which commenced operations in November 1998 is managed directly by Reading. In conjunction with the December 1998 agreement to lease and manage certain theaters in Manhattan (described above), Reading will commence management of all domestic cinemas with an affiliate of City Cinemas providing certain accounting and administrative services without cost to Reading.

     Licensing/Pricing:  Art and specialty films are available from many sources
     -----------------
ranging from the divisions of the larger film distributors specializing in the distribution of specialty films to individuals that have acquired domestic rights to one film. Generally, film payment terms are based upon an agreed upon percentage of box office receipts.

     Competition:  In most markets, art and specialty film is currently
     -----------
exhibited at older independently owned one and two screen theater complexes.
Few such independent exhibitors operate cinemas in more than one metropolitan area. Reading believes that the exhibition of first run art and specialty films is a niche business, in some ways distinct from the business of exhibiting bigger budget wide release films. At the present time there exists one national chain specializing in art and specialty film which circuit operates approximately 150 specialty screens in approximately over 50 locations, principally in California and Washington. Many larger cities have smaller chains which operate one to five locations. One major commercial cinema circuit has formed a joint venture which is developing cinemas specializing in the exhibition of independent film.

     The cinema industry is currently in a state of significant change, as illustrated by the significant number of multiplex and megaplex theaters which have been constructed or announced in recent periods, and no assurances can be given that Reading's plans can be successfully implemented. Due to the relatively small scale of Reading's current US operations and the geographical dispersion of its Domestic cinemas, Reading may have difficulty securing certain film product due to competitive pressures of larger domestic cinema chains or more regionally concentrated exhibitors, and faces competition for sites from much larger and better known competitors. Reading has attempted to strengthen its competitive position in art and upper end film by materially increasing its presence in Manhattan through the anticipated addition in 1999 of four leased and three managed cinemas.

     Seasonality:  The exhibition of art and specialty film, while still
     -----------
somewhat seasonal in nature, is less so than the film exhibition business generally. Art and specialty films tend to be released more evenly over the course of the year and, if successful, to enjoy a longer run than wide release films. The popularity of art and specialty film has increased significantly in recent years, grossing domestically approximately $112,000,000, $244,000,000, $372,000,000, $355,000,000, $500,000,000, $525,000,000 and $545,000,000 in 1992
through 1998, respectively (based upon management estimates).

     Employees: At December 31, 1998 approximately 50 cinema employees were
     ---------
employed by City Cinemas to operate Reading's domestic cinemas including 3 employees employed under the terms of a collective bargaining agreement which expired in October 1998. Reading has approximately 14 direct cinema employees and 17 executive and administrative staff which, while located in the Unites States, provide service with respect to all of Reading's operations. Reading believes its relationship with its employees to be good.

READING CINEMAS (AUSTRALIA AND NEW ZEALAND)
-------------------------------------------

     Reading currently operates four cinemas, consisting of 21 screens, in Australia and holds a 50% joint venture interest in two cinemas, consisting of nine screens in New Zealand. Reading currently anticipates that it will open an additional seven cinemas, consisting of 54 screens in Australia and New Zealand during 1999.

     Reading commenced activities in Australia in mid-1995, and currently conducts business in Australia through its wholly-owned affiliate, Reading Entertainment Australia Pty Limited ("REA" and, collectively with its various subsidiaries, "Reading Australia"). Reading Australia is currently engaged in the development and operation of multiplex cinemas featuring conventional film product and the development of entertainment centers. Reading Australia currently operates 21 screens at two leased, one owned and one managed location, and has approximately 120 screens currently under development. It is anticipated that six cinemas consisting of 50 screens will be opened during 1999 for a total of ten cinemas with 71 screens in Australia by the end of that year.

     Reading commenced operations in New Zealand in 1997 and currently conducts operations in New Zealand through its wholly owned affiliate, Reading New Zealand Limited (collectively with its various subsidiaries, "Reading New Zealand"). At the present time, all of Reading's cinema interests are held through a joint venture with an experienced cinema operation. The joint venture currently operates two cinemas representing nine screens at one owned and one leased facility. The joint venture is currently constructing an additional four screen cinema on land owned by the joint venture, which it is anticipated will be opened during 1999.

          Reading Australia and Reading New Zealand are also currently engaged in the development of entertainment centers which will typically consist of a multiplex cinema, complementary restaurant and retail facilities, and convenient parking, all on land owned or controlled by Reading.

     Summarized below are the entertainment center projects currently under development by Reading Australia and Reading New Zealand:

                                                                                                          ESTIMATED
                                                                                 APPROXIMATE             DEVELOPMENT
                                      LAND SIZE             APPROXIMATE             CINEMA             SIZE IN SQUARE
                                      IN SQUARE              PURCHASE          SIZE IN SQUARE            FOOTAGE OF
      SITE                             FOOTAGE                 PRICE                 FEET               IMPROVEMENTS
      ----                            --------                 ----                  ----               ------------
AUSTRALIA
 Auburn, NSW                            522,720             6,800,000               60,000                 210,000
 Belmont                                103,129             1,000,000               68,000                  89,000
 Frankston, Victoria                    227,750                 N/A/1/              64,000                  94,000
 Moonee Ponds, Victoria                 129,949             4,200,000               54,000                 103,000
 Newmarket, Queensland                  172,160             4,500,000               49,000                 161,000
 Whitehorse, Victoria/2/                171,365              1,600000               60,000                 230,000

NEW ZEALAND
 Wellington/3/                           76,855             3,300,000               77,000                 133,000
 Takanini/4/                            678,132             3,200,000               41,000                  56,000

     In addition to the above, Reading Australia has accumulated, as the consequence of three separate acquisitions, a 50 acre site in Burwood, Victoria. This site was originally acquired for development of a megaplex cinema. However, such use is currently prohibited as a consequence of an adverse land use determination, which negated certain permits for the construction of cinemas on the site which were in place at the time the properties were acquired by Reading Australia. Due to the size of the accumulation and its location at the demographic center of the greater Melbourne metropolitan area, the Company believes that the accumulation has value over and above its original purchase price and is currently reviewing its options as to potential development alternatives for the site.

     Reading New Zealand owns an undivided 50% interest in a 77,000 square foot site located in downtown Wellington, the capital and second largest city in New Zealand. Reading New Zealand has

________________________
     /1/ Under the applicable development agreement, Reading Australia is required to make certain infrastructure improvements which are estimated to cost approximately $4,000,000 in consideration of a grant to the underlying land.

     /2/ Reading holds a 50% interest in this shopping center. Purchase price does not include $1,400,000 loan to Reading's joint venture partner in this development, or the $3,700,000 purchase price of the underlying land, which the joint venture may acquire subject to the satisfaction of certain conditions. The center currently consists of approximately 150,000 square feet of net leasable are which amount is not included in the Estimated Development Size column, above.

     /3/ Reading holds a 50% tenant-in-common interest in this property. Does not include adjacent parking garage or parcel owned by Reading New Zealand.

     /4/ Reading holds a 50% tenant-in-common interest in this property. Does not include adjacent parking garage or parcel owned by Reading New Zealand.

  also contracted to acquire a 327,000 square foot 9 story parking facility and a separate 38,000 square foot lot located adjacent to this entertainment center property. Reading has granted an option to the co-owners of the entertainment center property to acquire, on or before November 30, 1999, an undivided 50% interest in these two properties for a price equal to Reading's cost basis in these properties, plus carrying costs and an interest factor. Reading New Zealand has also purchased a 678,000 square foot site and, through a joint venture, has acquired a 9,400 square foot site, each located in suburban areas of Auckland, on which it intends to construct an entertainment center and a cinema complex, respectively.

     One of the currently operating cinemas, located in Townsville, Queensland, is owned by Australia Country Cinemas Pty Limited ("ACC"), a company owned 75% by Reading Australia and 25% by a company owned by an individual familiar with the market for cinemas in country towns. ACC has a limited right of first refusal to develop cinema sites identified by Reading Australia or such individual in country towns.

     Reading New Zealand has 50% joint venture interests in a five screen multiplex cinema located in Whangaparoa, New Zealand, a four screen multiplex cinema located in Mission Bay, New Zealand, and a four screen cinema located in Takapuna presently under construction and anticipated to open in 1999. Reading New Zealand's partner in these ventures is an experienced cinema owner and operator. Two of the joint venture cinemas are fee properties and the third is leased.

     At the present time, the activities in Australia and New Zealand are principally in the nature of speculative real estate development. While, in each case, Reading Australia will be its own anchor tenant, the success of the real estate aspects of Reading's business will depend upon a number of variables and are subject to a number of risk, some of which are outside of Reading's control. These variables and risks include, without limitation:

     . construction risks, such as weather, unknown and unknowable site conditions, and the availability and cost of materials and labor;

     . leasing risk with respect to ancillary space being constructed in connection with the entertainment centers -- in certain cases such ancillary space constitutes a substantial portion of the net leasable area of a particular entertainment center and there is not presently any established Australian and New Zealand markets for entertainment center space;

     . political risk, such as the possible change in mid-stream of existing zoning or development laws to accommodate competitive interests at Burwood; and

     . financing risks, such as the risk of investing U.S. dollars in Australia during times of currency exchange rate instability, and the difficulties of acquiring construction finance while the great majority of the Company's projects are developmental in nature.

     In light of these risks, no assurances can be given that Reading will be able to accomplish its business objectives in Australia and/or New Zealand. Furthermore, even if those objectives are eventually achieved, the realization of these objectives may require a longer period of time and a greater level of developmental costs than currently anticipated by Reading.

        Reading Australia's cinemas are managed by employees of the Company. Reading New Zealand's cinemas are operated by Reading's joint venture partner, an experienced cinemas operator.

AUSTRALIA
---------

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

NEW ZEALAND
-----------

     New Zealand is a self governing member of the Commonwealth of Nations. It is comprised of two large islands, and numerous small islands, with a total land area of approximately 104,500 square miles. The country has a population of approximately 3.6 million people, most of whom are of European descent and the principal language is English. Wellington, with a population of approximately 350,000, is the capital and Auckland, with a population of approximately 1 million, is the largest city. Most of the population lives in urban areas.

     New Zealand is a prosperous country with a high standard of social services. The national economy is largely dependent upon the export of raw and processed foods, timber and wool. Principally a trading nation, New Zealand exports about 30% of its gross national product. In the past (particularly before the United Kingdom entered the Common Market in 1973), New Zealand's marketing focused on a small number of countries, principally the United Kingdom. Currently, only approximately 7% of New Zealand's trade is with the United Kingdom, with Japan and Australia being its principal trading partners. While no country currently accounts for more than 20% of its exports, its economy remains sensitive to fluctuations and demand for its principal exports.

     Like Australia, New Zealand has a largely ceremonial governor-general, appointed by the Queen of England. However, the executive branch is run by a prime minister -- typically the leader of the majority party in Parliament --and appointed ministers (typically chosen from the members of Parliament). The Parliament is elected by universal adult suffrage using a mixed member proportional system. Under this system, each voter casts two votes at the federal level, one for a local representative and one for a party. Fifty percent of the 120 seats in Parliament are determined by the direct election of local representatives, and the remaining fifty percent are elected based upon the number of votes garnered by the parties. The Prime Minister and his cabinet serve so long as they retain the confidence of the Parliament.

     With the exception of special excise taxes on tobacco, liquor, petroleum products and motor the only general sales tax is a Goods and Services Tax ("GST") imposed on all services at the consistent rate of 12.5%. In effect, by a series of refunds, GST is only paid by the end-user of the goods or services in question. Resident companies pay income tax at a rate of 33%, however, dividend imputation credits generally prevent double taxation of company profits. There are no restrictions on repatriation of capital or profits, but some payments to overseas parties are subject to withholding tax. There is no Capital Gains Tax, and there are tax treaties with many countries, including the United States.

     The laws for monitoring and approving significant overseas investment into New Zealand reflect the country's generally receptive attitude towards such investment and the generally facilitating nature of the country's foreign investment policies. One hundred percent overseas ownership can be approved in nearly all industry sectors, including motion picture exhibition and distribution. A review process is also applicable to certain land transactions and the purchase of businesses or assets having a value of NZ$l0,000 or more.

     Licensing/Pricing:  Films are licensed under agreements with major film
     -----------------
distributors and several local distributors who distribute specialized films. Film exhibitors are provided with an opportunity to view films prior to negotiating with the film distributor the commercial terms applicable to its release. Films are licensed on a film-by-film, theater-by-theater basis. Reading Australia and Reading New Zealand license films from all film distributors as appropriate to each location. Generally, film payment terms are based upon various formulas which provide for payments based upon a specified percentage of box office receipts.

       Competition: The principal exhibitors in Australia and New Zealand
       -----------
include Village Roadshow Limited ("Village") with approximately 419 screens in Australia and 85 in New Zealand, Greater Union and affiliates with approximately 328 screens in Australia and Hoyts Cinemas ("Hoyts") with approximately 242 screens in Australia and 92 in New Zealand. Independents, as a group, operate approximately 560 screens in Australia and 130 in New Zealand. The film exhibition business in Australia and New Zealand is concentrated and, to a certain extent, vertically integrated.

     Greater Union is the owner of Birch Carroll & Coyle and a part owner of Village. All new multiplex cinema projects announced by Village are being jointly developed by Greater Union, Village, and Warner Bros. Hoyts has announced plans to add approximately 168 new multiplex screens in Australia by 2003 with 61 currently under construction.

     These companies have substantial capital resources. Village had a publicly reported consolidated net worth of approximately A$938 million at June 30, 1998. The Greater Union organization does not separately publish financial reports, but its parent, Amalgamented Holdings, had a publicly reported consolidated net worth of approximately A$315 million at June 30, 1998. Hoyts Cinemas had a net worth of approximately A$347 million at June 30, 1998.

     The industry is somewhat vertically integrated in that Village also serves as a distributor of film in Australia and New Zealand for Warner Bros. and New Line. Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow Film Distributors. Roadshow Film Distributors is owned equally by Village and Greater Union.

     In the view of the Company, the principal competitive restraint on the development of its business in Australia and New Zealand is the availability of sites. Reading's principal competitors and certain major commercial landlords are currently attempting to use the historical course of land use development in Australia to prevent the construction of freestanding cinemas in new entertainment oriented complexes, particularly where those complexes are located outside of an established central business district or shopping center development. Competitors or shopping center landlords typically contest the suitability of Reading Australia's projects, resulting in appeals to applicable land tribunals and delays in development. In the case of Reading Australia's 50-acre site at Burwood, the Minister for Planning and Local Government preempted local zoning authorities to prohibit the Company's intended development of a 25-screen cinema complex, which would have competed with complexes owned by the principal theater operators in Australia and located in shopping centers owned by some of the principal retail landlords in Australia.

     Seasonality:  Major films are generally released to coincide with the
     -----------
school holiday trading periods, particularly the summer holidays. Accordingly, Reading Australia and Reading New Zealand would expect to record greater revenues and earnings during the first half of the calendar year.

     Employees:  Reading Australia has 18 full time executive and administrative
     ---------
employees and approximately 100 theater employees. Reading New Zealand currently has no employees. The Company believes its relations with its employees to be good.

READING LIVE THEATERS
---------------------

     In March 1999, Reading acquired a four auditorium live theater complex in Chicago, which operates under the name "The Royal George Theater" for approximately $2.8 million. The theater currently features the Chicago productions of Art, Forever Plaid, Flanagan's Wake and Musical, the Musical. The Royal George Theater is a fee property. Also, in March 1999, Reading entered into an agreement to license the use of the Marines Theater in San Francisco through May 2001. Reading is also investigating a number of additional venues in major theater markets.

     In December 1998, Reading entered into an Agreement in Principle to acquire three "Off Broadway" venues in Manhattan for approximately $10 million, to be paid in Reading Entertainment Common Stock, priced at $9.00 per share. Two of these theaters, the Minetta Lane and the Orpheum, are fee properties. The third theater, the Union Square, is a leased property. It is currently anticipated that this transaction will close in the second quarter of 1999.

     It is anticipated that theaters will be booked and managed by Union Square Management, Inc., a live theater management company specializing in the booking and management of "Off Broadway" style live theaters. The principal shareholder and executive officer of Union Square Management, Inc., Alan Schuster, has more than 20 years experience in this business.

     Although the Company is a new entrant into the live theater business, the Company's Chairman of the Board of Directors, James J. Cotter, has been involved in live theater for a number of years. Reading intends to focus, at least initially, principally on the bricks and mortar or real estate based elements of the business and not on the staging or production of plays to be shown at its theaters. Where possible, Reading intends to purchase, rather than to lease or license, such venues. Competition will likely come from owners of existing live theater venues in the cities identified by Reading as good theater markets.

FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS AND FOREIGN AND DOMESTIC
----------------------------------------------------------------------------
OPERATIONS
----------

     See Footnote 3 to the Consolidated Financial Statements included elsewhere herein.

ITEM 2. PROPERTIES

CRAIG PROPERTIES

     Although the ownership of real estate is an important element of the business of Reading and Citadel, the Company does not directly own any real estate other than a condominium property in a high rise residential building located in Hollywood, California which the Company uses as executive offices and which is available to the directors of the Company while they are in Los Angeles. The Company has a lease expiring in 2001 for approximately 5,000 square foot of office space in a Downtown Los Angeles high rise, which it uses as its principal executive offices and shares with Citadel and is the guarantor of approximately 3,500 square feet of leased space utilized by HSH for its prototype store. The HSH lease provides for basic and percentage rent and has a term ending in 2006. The Company has not guaranteed any of the leasehold or other obligations of any of its affiliates.

   READING PROPERTIES

REI Executive and Administrative Offices
----------------------------------------

     Reading leases approximately 25,000 square feet of office space in Philadelphia, Manhattan and Los Angeles in the United States, Melbourne and Sydney, in Australia and in San Juan, Puerto Rico. The space is typically held under lease having remaining terms of less than three years.

NON-ENTERTAINMENT PROPERTIES
----------------------------

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

     Parametric Garage Associates: A subsidiary of Reading is a general partner in Parametric Garage Associates, a partnership which owns the 750-car Gallery II Parking Garage (the "Garage"). The Garage is adjacent to the Pennsylvania Convention Center Complex. Reading has primary responsibility for the leasing and management of 19,000 gross rentable square feet of retail space on the ground level of the Garage.

     Other Domestic Non-Entertainment Real Estate
     --------------------------------------------

     When Reading's railroad assets were conveyed to Conrail, the Company retained fee ownership of approximately 700 parcels and rights-of-way located throughout Pennsylvania, Delaware, and New Jersey. Approximately 11 parcels and rights-of-way located outside of center city Philadelphia are still owned by the Company. The parcels consist primarily of vacant land and buildings, some of which are leased.

     Reading Australia
     -----------------

     In December 1995, Reading Australia acquired a 50 acre site in a suburban area outside of Melbourne. Reading Australia had intended to build a multiplex theater on this site but the Minister for Planning and Local Government has intervened to negate certain permits which were in place at the time the land was acquired. Reading believes that the site has value as an assemblage for other uses, even if it is unable to develop the site as a theater.

  ENTERTAINMENT PROPERTIES
  ------------------------

     Leasehold Interests
     -------------------

     Reading currently leases approximately 280,375 square feet of completed theater space in the mainland United States, Puerto Rico and Australia as follows:

                             AGGREGATE            APPROXIMATE RANGE OF TERMS
                           SQUARE FOOTAGE         TERMS (INCLUDING RENEWALS)
                           --------------         --------------------------

     United States              90,850                   10-40 years
     Puerto Rico               135,490                   15-40 years
     Australia                  54,035                   29-40 years

     In addition, Reading has signed leases or agreements to lease with respect to additional to-be-built theater space of 46,000 square feet in the U.S., 50,000 square feet in Puerto Rico, and approximately 130,000 square feet in Australia. These leases have lease terms (including renewals) of forty to fifty years including renewal options and aggregate base rents totaling $4,670,000 in 1998.

     Fee Interests
     -------------

     In Australia, Reading currently owns approximately, 930,000 square feet of land comprised of five sites.

     In New Zealand, Reading owns, or has the right and obligation to purchase, two parcels adjacent to the Wellington site described below under Joint Venture Interests. Reading has granted to the owner of the remaining 50% interest in the Wellington site, the right to acquire a 50% interest in each of these two parcels, at a purchase price equal to 50% of Reading's cost basis in these parcels, plus carrying cost and interest at prevailing bank rates, currently approximately 6.5%. Reading also owns a 678,100 square foot parcel in Takanini, which it also intends to develop as an entertainment center, subject to obtaining the necessary land use approvals.

     In the United States, Reading owns the fee interest in the Royal George Theater, a 30,000 square foot, four auditorium live theater office and restaurant complex located in Chicago, Illinois. Also, Reading has an Agreement in Principle to acquire the fee interests in the Minetta Lane and Orpheum Theater in Manhattan, New York. Upon the closing of its Agreement in Principle to lease four Manhattan cinemas, Reading will also hold the option to acquire the fee interests underlying two of the cinemas.

     Joint Venture Interests
     -----------------------

     Reading Australia owns a 50% joint venture interest in a shopping center located on leased land in the Melbourne area of Victoria, which it currently anticipates redeveloping such facility as an entertainment center, and a 66% joint venture interest in certain leased property in Melbourne which is currently being developed as a 5 screen multiplex cinema. In December, 1998, the shopping center joint venture entered into an agreement giving to it the right, subject to certain conditions, to acquire the land underlying the shopping center property. The joint venture's rights to acquire such fee interest is subject to the completion of certain improvements to that shopping center.

     In New Zealand, Reading has 50% tenant in common interests in three pieces of real property, totaling approximately 87,100 square feet. One of these parcels is improved with a cinema/restaurant complex. Another parcel is currently being redeveloped as a new multiplex cinema. The final parcel is a 76,900 square foot site located in downtown Wellington. The Wellington site is currently used as a parking lot, and was acquired by Reading in anticipation of development as an entertainment center.

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

READING LEGAL PROCEEDINGS

Redevelopment Authority of the City of Philadelphia v. Reading
--------------------------------------------------------------

     On December 12, 1997, the Redevelopment Authority filed an action in the Philadelphia Court of Common Pleas which relates to the 1993 sale of the Headhouse property by Reading to the Authority. Plaintiff has alleged discovery of various contaminants -- asbestos, PCB's lead paint -- and alleges past and future clean-up costs in excess of $1,000,000. The action is based upon theories of contract and state environmental laws. Reading has denied liability and it is Reading's opinion that the Authority's claim is meritless in that Reading adequately disclosed the condition of the property and expressly limited its representations made in connection with the sale.

Stock Transaction Litigation
----------------------------

     In September 1996, the holder of 50 shares of REI Common Stock commenced a purported class action on behalf of Reading's minority shareholders owning Reading Company Class A Common Stock in the Philadelphia County Court of Common Pleas relating to the Reorganization and Stock Transactions. The complaint in the action (the "Complaint") named Reading, Craig, two former directors of Reading (directors of Craig) and all of the current directors of Reading (other than Gregory R. Brundage and Robert F. Smerling) as defendants. The Complaint alleged, among other things, that the Independent Committee (set up to review the transactions) and the current and former directors of Reading breached their fiduciary duty to the minority shareholders in the review and negotiation of the Reorganization and Stock Transactions and that none of the directors of Reading were independent and that they all were controlled by James J. Cotter, Craig or those controlled by them. The Complaint also alleged, in part, that the defendants failed to disclose the full future earnings potential of Reading and that Craig would benefit unjustly by having its credit rating upgraded and its balance sheet bolstered and that the value of the minority shareholders' interest in Reading was diluted by the transactions.

     In November 1996, plaintiffs filed an Amended Complaint against all of Reading's present directors, its two former directors and Craig. The Amended Complaint does not name either REI or Reading Company as a defendant. The amended complaint essentially restates all of the allegations contained in the Complaint and contends that the named defendant directors and Craig breached their fiduciary duties to the alleged class. The Amended Complaint seeks unspecified damages on behalf of the alleged class and attorneys' and experts' fees. On December 9, 1997, the Court certified the case as a class action and approved the plaintiff as class representatives.

     On April 24, 1997, the plaintiff filed a purported derivative action against the same defendants. This action included claims substantially similar to those asserted in the class action and also alleged waste of tax benefits relating to the Company's historic railroad operating losses. Reading moved to dismiss this case for failure by the plaintiff to comply with the mandated procedures for bringing such an action. On January 23, 1998, the Court dismissed the derivative action. The dismissal of the derivative action does not affect the class action case, nor does it preclude reassertion to the claims contained in the derivative action.

     On September 28, 1998, the defendant of the Amended Complaint filed a motion for summary judgment. The motion was argued on February 5, 1999 and certain additional briefing was ordered by the court.

     Management believes that the allegations contained in the Amended Complaint are without merit and intends to vigorously defend the directors in the matter. Reading has Directors and Officers liability insurance and believes that the claim is covered by such insurance.

OTHER CLAIMS
------------

     Reading and Craig are not a party to any other pending legal proceedings or environmental actions which management believes could have a material adverse effect on its financial position.

ITEM 4.   SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDINGS

     At the Company's 1998 Annual Meeting of Shareholders held on December 15, 1998, shareholders elected the Company's directors. The results of the votes were as follows:


     ELECTION OF DIRECTORS                  FOR                 WITHHELD
     ---------------------                  ---                 --------

     James J. Cotter                     104,093,490             174,690
     S. Craig Tompkins                   104,092,854             175,326
     Margaret Cotter                     104,073,928             194,252
     William D. Gould                    104,084,490             183,690
     Gerald P. Laheney                   104,093,490             174,690
     Ralph B. Perry III                  104,093,490             174,690

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS

     The Common Stock and the Class A Common Preference Stock of the Company are traded on the New York and Pacific Stock Exchanges. Set forth below are quarterly high and low closing prices on the NYSE for the following periods:

                              CLASS A COMMON
                              PREFERENCE STOCK         COMMON STOCK
                              ----------------         ------------

                                 High      Low         High       Low
                                -------  -------      -------    ------

Year Ended December 31, 1998
  Quarter Ended:
     December 31, 1998           8  1/2   6 5/8         9         7 1/16
     September 30, 1998         11 3/16   7 1/16       11 7/16    7 9/16
     June 30, 1998              13  1/2  10 7/16       13 7/8    10 3/4
     March 31, 1998             11 7/16   9 1/16       12 5/16    9

Year Ended December 31, 1997
  Quarter Ended:
     December 31, 1997           9 5/8    8 7/8        10 1/16    9 1/4
     September 30, 1997          8 7/8    7 7/16        9 5/16    7 1/2
     June 30, 1997               8 5/8    7 7/8         9         7 3/4
     March 31, 1997              8 1/16   7 1/8         8 5/16    7 5/16

     The approximate number of holders of record of the Company's Common Stock and Class A Common Preference Stock as of April 12, 1999 was 750 and 720, respectively. On April 12, 1999, the high, low and closing prices of the Company's Common Stock was as follows:


                         COMMON       CLASS A
                         ------       -------

          High           $7 11/16      $7
          Low            $7 5/8        $6 7/8
          Closing        $7 11/16      $7


     On December 15, 1997, the Board of Directors declared a stock distribution of one share of Class A Common Preference Stock to all shareholders of the Common Stock (3,762,912 shares) and the Class A Common Preference Stock (1,622,000 shares) of record on January 5, 1998. The share prices for the 1997 and first quarter of 1998 included in the table have been adjusted to reflect the pro forma impact on the historical market prices of the Common Stock and Class A Common Preference Stock resulting from such Class A Common Preference Stock distribution on February 1998 as if the distribution was a stock split.

     No cash dividends were declared or paid on the Company's Common Stock or Class A Common Preference Stock during the fiscal years ended December 31, 1998 and 1997. It is the current intention of the Board of Directors not to declare cash dividends, due to the Company's intention to use its excess cash in connection with the operation of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain historical consolidated financial information for the Company. This table is based on, and should be read in conjunction with, the Consolidated Financial Statements included elsewhere herein and the related notes thereto.

                                                                                         THREE
                                                                                         MONTHS
                                                 YEAR ENDED                            ENDED DEC.                YEAR ENDED
                                                 DECEMBER 31                               31                   SEPTEMBER 30,
                            ----------------------------------------------------     -------------    ------------------------------
                                  1998               1997               1996              1995              1995            1994
                                  ----               ----               ----              ----              ----            ----
                                                            (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
------------------------------------------------------------------------------------------------------------------------------------
Revenues                         $33,929            $32,466           $27,865            $2,288            $6,182         $ 11,593
Income (loss)
 applicable to common
 shareholders before
 extraordinary item                 (854)             2,851            42,552               850             3,458            1,030
Extraordinary items                   --                 --                --                --                --           (2,408)
Net income (loss)
 applicable to common
 shareholders                    $  (854)           $ 2,851           $42,552            $  850            $3,458         $ (1,378)
====================================================================================================================================
Per share information
Basic earnings (loss)
 per share before
 extraordinary items             $ (0.08)           $  0.26           $  3.78            $ 0.07            $ 0.29         $   0.08
Extraordinary items                   --                 --                --                --                --         $  (0.19)
Basic earnings (loss)
 per share                       $ (0.08)           $  0.26           $  3.78            $ 0.07            $ 0.29         $  (0.11)
Diluted earnings
 (loss) per share                $ (0.08)           $  0.26           $  3.76            $ 0.07            $ 0.29         $  (0.11)
====================================================================================================================================

                                                           AS OF                                         AS OF YEAR ENDED
                                                        DECEMBER 31,                                        SEPTEMBER 30,
                              --------------------------------------------------------------     -----------------------------------
                                    1998                 1997                   1996                   1995                1994
                              ---------------     ------------------     -------------------     -----------------     -------------
Total Assets                      $164,591              $167,125                $165,968              $84,669             $80,027
Long term debt                         920                 1,609                   1,016                   --                  --
Redeemable preferred stock           7,000                 7,000                   7,000                   --                  --
Shareholders' equity              $ 95,342              $ 98,239                $ 99,829              $63,891             $61,085
====================================================================================================================================

     In 1996, the Company changed its fiscal year end from September 30 to December 31, and accordingly, the previously issued Consolidated Financial Statements reported the results of operations, cash flows and the statements of stockholders' equity the three months ended December 31, 1995 and the years ended September 30, 1995 and 1994. In addition, Fiscal 1998, 1997 and 1996 assets and revenues are not comparable to previous periods due to the Company's additional purchases of REI stock (See, "Stock Transactions"), which resulted in REI being included in the Consolidated Financial Statements in Fiscal 1998, 1997 and 1996 on a consolidated basis as compared to the equity method of accounting in previous periods.

     Fiscal 1998 includes the results of three new cinemas which were opened during the year.

     Fiscal 1997 and 1996 includes a gain of approximately $2 million and $58.978 million, respectively, from the conversion/redemption of the Company's common stock holdings in Stater to Preferred Stock (see Footnote 7 to Consolidated Financial Statements included elsewhere herein). In addition, Fiscal 1997 includes the results of five new cinemas which opened during the year.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The Company is in the business of identifying, acquiring, owning and strategically managing controlling interests in other operating companies. In October 1996, the Company, along with its affiliates, REI and Citadel, entered into the Stock Transaction described below under "The Reorganization and Stock Transactions", which resulted in transferring a majority of the Company's assets to REI in exchange for REI equity securities. Accordingly, at December 31, 1998 and 1997, the Company's consolidated book value and cash flows are principally derived from its holdings in REI.

     At December 31, 1998, the Company owned Reading Entertainment, Inc. ("REI") Common Stock and REI Series B Preferred Stock representing approximately 78% of the voting power of that company, and 1,096,106 shares of Citadel Common Stock, which, together with the 2,113,173 shares of Citadel Common Stock held by Reading, represented approximately 48% of the outstanding Common Stock of Citadel. As used in this Item 7, the term the "Consolidated Company" is used to describe, for accounting purposes, the Company reporting on a consolidated basis its ownership interest in REI (and collectively with its subsidiaries, "Reading"). The Company is not consolidated with Reading for federal income tax purposes, does not have common financing with Reading, does not guarantee the obligations of Reading and maintains separate offices from Reading.

     Since 1993, Reading has been principally engaged in the "Beyond the Home" or real estate based segment of the entertainment industry. Over the past five years, Reading has reviewed and pursued a number of cinema acquisition opportunities. However, in the view of management, both existing operations and new build opportunities have generally been over priced in the U.S. market. Consequently, Reading has attempted to concentrate efforts on markets which, in the view of management, offer better potential returns than the exhibition of conventional film product in the highly competitive United States market. These markets have included the Australian, New Zealand and Puerto Rican markets for conventional film exhibition and the United States market for upper end art and foreign film. Furthermore, in Australia and New Zealand, Reading has focused on a development oriented approach, emphasizing the construction of new multiplex cinemas on properties owned by the Consolidated Company.

     This development oriented approach has meant that a longer period of time has been required to convert Reading's cash and cash equivalent assets into income producing assets than would have been the case if Reading had acquired existing cinemas. It has also meant that the Consolidated Company has had significantly higher general and administrative expenses, as a percentage of revenues, than would a mature cinema exhibition company, or a company not actively involved in long term real estate development. In addition, the Consolidated Company has retained most of the senior executive staff needed to carry Reading through its development phase and to operate its cinema and real property assets, even though most of Reading's screens are currently in development and are not anticipated to be producing material income in the next year.

     At the end of 1998, Reading, either directly or through its various joint venture relations, had 98 screens in operation. Based solely upon the development of locations as to which the Company has signed letters of intent, leases, or current ownership of the land, this number should increase to approximately 200 screens by the end of 1999.

     The Consolidated Company believes that this strategy will ultimately result in greater profitability and better long term returns (including both operating profits from exhibition and long term gains from real estate development), than would the purchase of an existing conventional cinema circuit. This is particularly true given the significant number of obsolete cinemas held by most of the circuits which have been offered for sale in recent periods. Reading has entered into an agreement to purchase four existing Cinemas in Manhattan, but has done so on the basis of the belief that a greater presence in Manhattan is important to the further development of a domestic art circuit and that the development of new cinemas by Reading in Manhattan was not a viable option. This basically development oriented strategy will necessarily mean lower reported profits in the initial periods until operating revenues increase to cover general and administrative expense, and until the long term rewards of real estate ownership are realized.

     Reading has begun the development of circuits in Australia and New Zealand. At the end of 1998, Reading Australia had four cinemas with 21 screens. Reading Australia anticipates adding an additional six cinemas with 50 screens in 1999, for a total of 71 screens. Reading New Zealand has entered into a joint venture with an experienced operator. That joint venture now operates two modern multiplex theaters in the Auckland area, and has a third cinema under construction, which is scheduled to open in 1999.

     In Australia and New Zealand, Reading is attempting to take advantage of the foot traffic generated by a successful multiplex theater by developing entire entertainment centers. These centers typically include a state-of-the-art multiplex cinema, complementary restaurant and retail uses, and convenient parking, all on land owned by Reading. Due to the competition for suitable cinema sites, and Reading's view that currently attractive markets in Australia and New Zealand will likely be developed in a relatively short period of time, Reading has attempted to maximize the number of potential cinema locations by purchasing or otherwise acquiring rights to acquire a number of entertainment center sites over the past 24 months. This has adversely effected short term profitability, as significant amounts have been invested in undeveloped land, or land which is otherwise not currently income producing. However, it has given Reading a level of assurance that it will have the sites available to it needed to execute its business plan for Australia and New Zealand.

     To date, the Consolidated Company's development activities have been funded with cash resulting, in large part, from the disposition of the Stater Bros. Preferred Stock and Citadel Preferred Stock. A significant portion of this cash, $24,883,000, has gone from interest earning cash balances and short term investments to non-income producing property which is currently under development or held for development. The Consolidated Company's assets remain largely unencumbered. It is clear, however, that the Consolidated Company will need to borrow funds in order to complete its currently planned buildout and development projects. The Consolidated Company believes that it should be able to raise the capital needed to fund its build-out, as currently staged over the remainder of 1999, 2000 and 2001.

     In 1998, Reading determined to expand its Beyond the Home entertainment activities from cinemas into live theater. During the latter portion of that year, Reading entered into agreements to purchase seven live theaters. Three of these theaters are in Manhattan: the Minetta Lane, Orpheum and Union Square. The remaining four are located in a single complex, the Royal George, in Chicago. All of these theaters feature smaller "Off Broadway" type plays.

     The acquisition of the Royal George theater in Chicago was completed in March 1999. It is anticipated that the acquisition of the Manhattan theaters will close in the second quarter of this year. In addition, Reading recently entered into an agreement giving it the right, through May 2001, to present plays at the Marines Theater, in San Francisco. Accordingly, Reading anticipates booking eight live theaters in three major metropolitan areas by mid-1999.

RESULTS OF OPERATIONS

     Due to the nature of the Consolidated Company's development and acquisition activities and the timing associated with the results of such activities, the effect of the gains recorded with respect to the Consolidated Company's investment in Stater, the effect of litigation awards and settlements, the Stock Transactions, the timing of new cinema openings and acquisition and the long term nature of the real estate development activities, historical revenues and earnings have varied significantly.

     The entertainment center developments are, for the most part, in the early stage of development and generally will not produce income or cash flow for at least eighteen to twenty-four months from the time that all development approvals have been secured and construction commenced. It is anticipated that one of Reading's eight entertainment center projects currently under development will open late in 1999. Accordingly, general and administrative expenses related to such real estate development activities will not be supported by operating income in the near term. Further, although the Consolidated Company's cinema operations are anticipated to expand significantly during 1999, the Consolidated Company anticipates operating at a loss in 1999, since many of the new cinemas are not expected to commence operations until the fourth quarter of 1999 and most of the Consolidated Company's real estate activities will continue in the development stage. In addition, interest and dividend revenues will decrease as the Consolidated Company deploys its cash and cash equivalents in its real estate and cinema development projects. Management believes that historical financial results are not indicative of future operating results.

     The following summarizes cinema activity for the three years ended December 31, 1998 and anticipated 1999 additions:

                                 TOTAL        TOTAL
                                CINEMAS      SCREENS          LOCATION
--------------------------------------------------------------------------------
CineVista
----------
1995
 January                        6            36
 December                       7            44           Humacao
1997
 March                          8            50           Mayaguez
 May                            8            48           Homigueros/1/
1998
 February                       7            44           Homigueros/1/
 February                       7            42           San Juan/2/
 June                           8            50           Homigueros/1/
 September                      7            44           Bayamon/3/
1999 (Projected)
 Second quarter                 6            40           Cayey
 Fourth quarter                 7            52           Carolina
DOMESTIC CINEMAS
----------------
1996
 January/4/                     0             0
 August                         1             8           Soho, New York
1997
 December                       2            16           Houston, Texas
 December                       3            21           Minneapolis, Minnesota
1998
 November                       4            24           Sacramento, California
1999 (Projected)
 Second Quarter/4/             11            46           New York City
 Second Quarter                12            64           Manville, Buffalo
READING AUSTRALIA
-----------------
1996
 December                       1             6           Townsville
1997
 July                           2            10           Bundaberg
 November                       3            16           Mandurah
1998
 November                       4            21           Market City
1999 (Projected)
 Second Quarter                 5            26           Dubbo
 Fourth Quarter/5/             10            71           Grovedale, Harbourtown,
                                                          Elsternwick, Belmont, Redbank
READING NEW ZEALAND/6/
--------------------
1998
 June                           2             9             Mission Bay, Whangaparoa
1999 (Projected)
 Fourth Quarter                 3            13             Takapuna



/1/ CineVista replaced an existing six screen cinema in Homigeros with a newly constructed 8 screen cinema which opened in June 1998. In order to accommodate the construction of the new cinema, two screens were closed at this location in May 1997. The remaining four screens were closed in January 1998.

/2/ Two Screens were closed at this San Juan location where CineVista continues to operate eight screens.

/3/ A location in Bayamon was damaged by Hurricane Georges. In the fourth quarter of 1998 CineVista determined that it would not reopen this six-screen cinema.

/4/ In December 1998, Reading entered into an Agreement in Principle to lease and operate the cinemas constituting the City Cinemas Circuit located in Manhattan and to acquire three live "Off Broadway" theaters (the "Theater Transaction") also located in Manhattan. Pursuant to the Agreement in Principle, Reading will also acquire the 16.7% interest in AFC not already owned by it and certain management rights with respect to three other cinemas located in Manhattan (the acquisition of the cinemas, the management rights and the minority interest in AFC are collectively referred to as the "Cinema Transactions"). In addition to the six-screen AFC, Reading will operate a total of 16 screens in four locations and manage an additional six screens in three locations upon conclusion of the Cinemas Transactions (See Note 4 to the Consolidated Financial Statements contained elsewhere herein).

/5/  Includes ten-screen cinema located in an entertainment center.

/6/  New Zealand cinemas are 50% owned by the Company.

     In March 1999, Reading acquired the Royal George Theater, a four stage live theater located in Chicago. In addition, Reading anticipates acquiring three "Off Broadway" live theaters in Manhattan pursuant to the Theater Transactions, and entered into a license agreement to operate a live theater in San Francisco.

REVENUE
-------

Theater Revenue
---------------

     Theater Revenue is comprised of Admissions, Concessions and Advertising, and other revenues from Reading's cinema operations and totaled the amounts set forth below in each of the three years ended December 31, inclusive of minority interests where applicable:

                                  1998                1997                    1996
Cine Vista                    $16,210,000          $15,186,000            $15,523,000
Domestic Cinemas               11,134,000            7,978,000              2,713,000
Australia                       6,212,000            3,820,000                     --
                              -----------          -----------            -----------
                              $33,556,000          $26,984,000            $18,236,000
                              ===========          ===========            ===========

     CineVista's Theater Revenues increased approximately $1,024,000 or 6.7% to $16,210,000 in 1998 from $15,186,000 in 1997, primarily as a result of more favorable film product in the first quarter of 1998. The increase in Theater Revenues is net of a decrease of approximately $279,000 resulting from the closing of eight screens as outlined above in 1997 and 1998, offset in part by increased revenues associated with a full year of operations from a six-screen cinema open in March 1997 and an eight-screen cinema which opened in June 1998.

     CineVista's Theater Revenues decreased $337,000 or 2.2% to $15,186,000 in 1997 from $15,523,000 in 1996 due primarily to the competitive effect of a competitor's addition of two new multiplex cinemas in the San Juan metropolitan market (which cinemas opened in July 1996 and January 1997), the closing of four screens at one existing location in 1997 in order to begin construction of an eight-screen cinema at the same location, offset somewhat by Theater Revenues realized from a new six-screen cinema, which commenced operations in March 1997.

     Domestic Cinemas Theater Revenues increased approximately $3,156,000 to $11,134,000 in 1998 from $7,978,000 in 1997 due in part to new cinema openings. Reading opened a new eight-screen, 31,700 square foot cinema and cafe complex in Houston, Texas (the "Houston Angelika") and acquired a five-screen cinema located in Minneapolis, Minnesota (the "St. Anthony") in December 1997. Reading also acquired the lease on an existing three-screen cinema in Sacramento, California (the "Tower Theater") in November 1998. Theater Revenues from this cinema were not material in 1998.

     In 1996 Reading's domestic cinema contributed $2,713,000 in Theater Revenues (inclusive of minority interest) from August 28 through year end. Box office and concession revenues at this cinema in 1997 increased approximately 3.3% from the amount recorded for the full year of 1996 by such cinema (inclusive of results prior to Reading's acquisition of the cinema).

     Theater Revenues from Australian operations increased $2,392,000 or 62.6% to $6,212,000 in 1998 from $3,820,000 in 1997. The increase from the prior year includes the effect of a full year of operation of a four-screen cinema located in Bundaberg, Victoria (the "Bundaberg Cinema") which was purchased in July 1997 for approximately $1,600,000 and a six-screen cinema located in Mandurah, Western Australia (the "Mandurah Cinema") which opened in November 1997. Reading Australia's first cinema located in Townsville, Queensland (the "Townsville Cinema") was open throughout each of the respective periods. In November 1998, Reading Australia opened a five-screen cinema in Sydney, Australia (the "Market City Cinema") which it operates under a management contract. Theater Revenues from this cinema were not material in 1998.

     Reading Australia opened the Townsville Cinema at the end of December 1996. Revenues from the new cinema were not material in 1996 and were not included in the consolidated financial results of the Company in 1996. The 1997 Theater Revenues reflect a full year of operation at the Townsville Cinema, as well as the results of Bundaberg and Mandurah cinema operations from the above-mentioned commencement dates.

     The Company commenced cinema operations in New Zealand in 1998 through a 50% joint venture which operates 9 screens at two locations. The Company records the results of such operations under the equity method of accounting, and therefore does not include the revenues of such operations in its Theater Revenues (See Equity in earnings (losses) of foreign affiliates below).

Real Estate
-----------

     Real Estate revenues include rental income and the net proceeds of sales of Reading's domestic real estate. Reading Australia did not have material revenues relating to its real estate entertainment development activities. Real estate revenues were $373,000, $180,000 and $543,000 in 1998, 1997, and 1996,
respectively. Rental income in 1996 included $289,000 from rentals on leased equipment. The Consolidated Company does not anticipate recognizing additional income from the leasing transaction until the residual value of the leased equipment is realized in 2002. (See Note 8 to the Consolidated Financial Statements included elsewhere herein.) Gains on sale of domestic real estate were not material in any of the three years ended December 31, 1998, 1997, and 1996. Reading has approximately 11 parcels and rights-of-way remaining from its historic railroad operations, many of which are of limited marketability. Future domestic real estate revenues may increase as larger properties are sold, however, management believes that most of the properties held for sale will be liquidated within the next two years.

Income from Investment in Stater
--------------------------------

     The following summarizes earnings from the Consolidated Company's investment in Stater prior to the repurchase of such investment by Stater in August 1997 as included in the accompanying Consolidated Statements of Operations for the years ended December 31, 1997 and 1996;


                                                          YEARS ENDED
                                                          DECEMBER 31,
                                                          1997    1996
                                                          ----    ----
Dividend income                                          $4,330  $ 5,978
Service fee income                                          972    1,500
Gain on conversion/repurchase of investment in Stater     2,002   58,978
Equity in earnings in Stater                                 --    1,608
                                                         ------  -------
                                                         $7,304  $68,064
                                                         ======  =======

     Prior to March 8, 1996, the Company held a 50% common stock interest in Stater which interest was accounted for in accordance with the equity method of accounting. Effective March 8, 1996, SBH exercised its right to convert all the Company's common stock in SBH into 693,650 shares of Stater Preferred Stock. The Stater Preferred Stock had a liquidation preference and redemption value of $69,365,000 and a cumulative dividend preference beginning at 10.5%. Upon the conversion by SBH in March 1996 of the Company's common stock interest to redeemable preferred stock, the Company discontinued the use of the equity method of accounting for its investment in Stater. Included in the Consolidated Statements of Operations is the Company's equity in earnings amounting to $1,608,000 for the 1996 period prior to the conversion of the Company's SBH Common Stock to Preferred Stock. Prior to the preferred stock conversion, the carrying value of the Company's 50% common stock interest amounted to approximately $9,000,000. In Fiscal 1996, the Company recorded approximately $58,978,000 of the difference between $67,978,000 (98% of the stated value of the Stater Preferred Stock) and the Company's net carrying value of its previous common stock investment ($9,000,000) at the time of the conversion as "Gain from conversion of common stock interest in Stater".

     In August 1997, the SBH Preferred Stock was repurchased in its entirety by SBH and a Consulting Agreement between the Company and Stater, which provided a fee of approximately $1,500,000 annually, was terminated. Upon the SBH Preferred Stock repurchase in August 1997, the Consolidated Company recognized income of approximately $2,002,000 comprised of (i) $1,387,000 (difference between the $69,365,000 stated value of the SBH Preferred Stock and the carrying value) and
(ii) $615,000 received
from Stater at the time of the SBH Preferred Stock repurchase for REI's agreement to enter into a covenant-not-to-compete for a one year period.

Expenses
--------

     "Theater costs", "Theater concession costs" and principally all of the amounts reported as "Depreciation and amortization" included in the Statement of Operations (collectively "Theater Operating Expenses") reflects the direct theater expenses associated with cinema operations and totaled the amounts set forth below in each of the three years ended December 31, 1998.

                             1998                        1997                        1996
CineVista                 $13,693,000                 $13,286,000                 $13,787,000
Domestic Cinemas            9,475,000                   5,989,000                   2,137,000
Australia                   5,286,000                   3,664,000                      11,000
                          -----------                 -----------                 -----------
                          $28,454,000                 $22,939,000                 $15,935,000
                          ===========                 ===========                 ===========

     CineVista Theater Operating Expenses increased approximately $407,000 or 3.1% to $13,693,000 in 1998 from $13,286,000 in 1997 due primarily to increases in expense items which vary in proportion to Theater Revenues, offset by a net decrease in Theater Operating Expenses of $1,283,000 from the closing of eight screens during the periods offset by the effect of opening eight screens in June 1998.

     CineVista Theater Operating Expenses increased approximately $501,000 to $13,286,000 in 1997 primarily as a result of the additional expenses of operating a new location subsequent to March 1997.

     Domestic Cinemas Theater Operating Expenses increased approximately $3,486,000 or 58.2% to $9,475,000 in 1998 from $5,989,000 in 1997 primarily as a result of the inclusion of a full year of operations of the Houston Angelika and the St. Anthony and startup costs associated with the Tower Theater from November 1998 through year end.

     Domestic Theater Operating Expenses increased $3,852,000 to $5,989,000 in 1997 from $2,137,000 in 1996, due primarily to operating expenses associated with a full year of operations of the NY Angelika.

     Theater Operating Expenses from Australian operations increased $1,622,000 to $5,286,000 in 1998 from $3,664,000 in 1997. The increase is primarily due to the inclusion of a full year of operations from the Bundaberg and Mandurah Cinemas. Theater Operating Expenses as a percentage of Theater Revenues remained constant throughout the period.

General and administrative expenses
-----------------------------------

     General and administrative expenses of the Consolidated Company amounted to $11,897,000, $11,449,000, $8,947,000, in Fiscal 1998, 1997, 1996, respectively.
"General and administrative" expenses, without consideration of intercompany management fees, by operating entity follows:

                                                       FISCAL           FISCAL       FISCAL
                                                        1998             1997         1996
                                                        ----             ----         ----
                                                                       (000'S)
                                                      -------------------------------------
READING:
 CineVista                                            $ 1,292         $   767       $1,050
 Domestic Cinemas                                         597             645          202
 Australia                                              3,739           3,714        2,816
 New Zealand*                                             176              --           --
 General                                                4,453           4,611        3,087
Craig:                                                  1,640           1,712        1,792
                                                      -------         -------       ------
  Total                                               $11,897         $11,449       $8,947
                                                      =======         =======       ======
________________________

    *Relates to Reading New Zealand's real estate development segment.


     CineVista's "General and administrative" expenses increased approximately $525,000 or 68.4% to $1,292,000 in 1998 from $767,000 in 1997, primarily as a result of $413,000 of charges related to the closing of four screens in the first quarter of 1998, and a charge relating to the Company' election not to rebuild a six-screen cinema in the fourth quarter of 1998 which had been damaged by Hurricane Georges. The first quarter charge was comprised of a $395,000 loss on leasehold improvements, net of a reversal of a $230,000 provision for deferred rent. The fourth quarter charge was comprised of a $336,000 loss on leasehold improvements net of a $88,000 gain on the cancellation of a capital lease obligation.

     CineVista's "General and administrative" expenses decreased approximately $283,000 or 27.0% to $767,000 in 1997 from $1,050,000 in 1996, due primarily to certain 1997 reclassifications of salary expenses from CineVista to Reading general and administrative expense and a reduction in professional fees of $70,000.

     "General and administrative" expenses associated with the Domestic Cinemas include $488,000, $370,000, and $43,000 in 1998, 1997, and 1996, respectively, of management fees to City Cinemas with respect to the management of the Domestic Cinemas. (See Note 3 to the Consolidated Financial Statements contained elsewhere herein.) "General and Administrative" expenses decreased $48,000 or 7.4% to $597,000 in 1998 from $645,000 in 1997, primarily due to decreased professional fees associated with the NY Angelika and decreased travel expense which were incurred in 1997 relating to the opening of the Houston Angelika and the St. Anthony cinemas, offset by the increased management fees.

     "General and Administrative" expenses from Australian operations of $3,739,000 in 1998 were comparable to $3,714,000 in 1997, resulting from a decrease in the write-off of Property Development costs related to project abandonments of $755,000, offset by increased payroll costs, professional fees, office expenses, and carrying costs of land held for development, primarily of which are associated with the continued expansion of cinema operations and development activities in Australia.

     "General and administrative" expenses from Australian operations increased $910,000 or 32.5% to $3,714,000 in 1997 from $2,804,000 in 1996. The principal components of this increase include an increase in Property Development costs of $650,000 ($650,000 recorded in 1996 and $1,300,000 in 1997) which were written off due to project abandonments or reconfiguration, third party theater management fees of $185,000 and increased office, salary, and related overhead expenses resulting from an expansion of Australia's cinema operations and entertainment center development activities.

     Reading's corporate "General and Administrative" expenses decreased $158,000 or 3.4% to $4,453,000 in 1998 from $4,611,000 in 1997, primarily from the inclusion in 1997 of bonus expense of $475,000 for a bonus paid to the Consolidated Company's Chairman of the Board of Directors and a $110,000 investment banking fee paid to the Consolidated Company's former Corporate Secretary, offset by an increase in 1998 in non-capitalizable development costs associated with its Domestic Cinema development activities of approximately $140,000 and an increase in travel expenses of approximately $149,000 related to increased Domestic Cinema development activities.

     Other "General and administrative" expenses increased $1,524,000 or 49.4% to $4,611,000 in 1997 from $3,087,000 in 1996, primarily as a result of the aforementioned bonus and investment banking expenses incurred in 1997, increased salary expense and salary-related expenses of approximately $370,000 due to an expansion of cinema development and operating personnel and increased professional fees of approximately $200,000 relating primarily to domestic cinema development activities.

     Craig general and administrative expenses in Fiscal 1998, 1997 and 1996 and totaled $1,640,000, $1,712,000 and $1,792,000, respectively. The decrease in Fiscal 1998 is principally a result of reduced salaries as a result of one officer transferring to Reading and one employee retiring.

     In addition to general and administrative expenses, the Company incurred development write-offs and operating losses with respect to its 50% membership in Hope Street Hospitality LLC ("HSH") amounting to approximately $164,000, $207,000 and $780,000 in Fiscal 1998, 1997 and 1996, respectively.

Earnings from equity investments
--------------------------------

     The following summarizes earnings (losses) from the Consolidated Company's investment in Citadel, Big 4 Ranch, Inc. ("BRI") and Whitehorse Property Group as included in the accompanying Consolidated Statements of Operations for the years ended December 31, 1998 and 1997 and 1996.


                                           YEARS ENDED DECEMBER 31,
                                           1998      1997       1996
                                           ----      ----       ----
                                                (in thousands)

Equity earnings of Citadel                $2,233     $ 392     $1,526
Preferred stock dividends                     --        --        154
Preferred stock redemption premium            --        --        716
                                          ------     -----     ------
     Total Citadel                         2,233       392      2,396

Equity losses from Big 4 Ranch, Inc.        (520)       --         --

Equity earnings from Whitehorse               26        --         --
                                          ------     -----     ------
Earnings from equity investments          $1,739     $ 392     $2,396
                                          ======     =====     ======

Citadel
-------

     Citadel reported net income applicable to common shareholders of approximately $5,687,000, $1,530,000 and $6,268,000 in Fiscal 1998, 1997 and
1996, respectively (the Consolidated Company's share calculated after consideration of preferred dividends paid by Reading to Citadel, amounting to approximately $2,233,000, $392,000 and $1,526,000, respectively). In 1998,
Citadel's earnings include an income tax benefit of approximately $4,828,000 resulting principally from a reversal of previously reserved deferred tax assets offset, in part, by a $990,000 loss representing Citadel's share of the loss of certain agricultural partnerships which were accounted for under the equity method (See Note 5 to Consolidated Financial Statements contained elsewhere herein). Citadel's net earnings for 1998, 1997 and 1996 included approximately $1,022,000, $820,000 and $264,000 received from the Consolidated Company, as dividends, interest income and consulting income. Citadel's net earnings for Fiscal 1996 include approximately $1,493,000 from the sale of a property and non-recurring income amounting to $4,000,000 resulting from the recognition of previously deferred proceeds from the bulk sale of loans and properties by Citadel's previously owned subsidiary, Fidelity Federal Bank ("Fidelity").

     In December 1996, Citadel exercised its right to redeem the 1,329,114 shares of Citadel 3% Cumulative Voting Convertible Preferred Stock owned by the Consolidated Company. The Consolidated Company received the stated value of $5,250,000, all accrued and unpaid dividends and a redemption premium of $941,000, which dividends and premium, net of the amount attributable to the Consolidated Company's common stock interest, is included in "Earnings from equity investments" in the Consolidated Statement of Operations for the year ended December 31, 1996.

BRI
---

     On December 29, 1997, Citadel capitalized a wholly owned subsidiary, BRI., with a cash contribution of $1,200,000 and then distributed 100% of the shares of BRI to Citadel's common shareholders of record as of the close of business on December 23, 1997, as a spin-off dividend. The Consolidated Company received 2,213,043 shares or 33.4% of BRI. During 1998, the Consolidated Company purchased additional shares of BRI increasing its ownership to approximately 49%.

     In 1997, BRI (owning 40%), Citadel (owning 40%) and Visalia LLC (owning 20%; a limited liability company controlled by Mr. James J. Cotter, the Chairman of the Board of Craig, REI and Citadel, and owned by Mr. Cotter and certain members of his family) entered into three general partnerships, which partnerships acquired on December 31, 1997 certain agricultural properties located in Kern County, California (purchase price amounting to approximately $7,600,000). The acquisition was financed by a 10-year purchase money mortgage in the amount of $4,050,000, a line of credit from Citadel and pro rata contributions from the partners. Through the Consolidated Company's holding in Big 4 Ranch, Inc., and Citadel, the Consolidated Company owns approximately 38% of such partnerships at December 31, 1998. In December 1998, the partnerships suffered a freeze which destroyed the 1998-1999 citrus crop. The partnerships have no funds to repay a $1,850,000 line of credit from Citadel or fund the estimated $2,640,000 required to meet the costs associated with production of a 1999-2000 crop and complete the proposed 1999 planting, other than either to call upon its partners for funding or to borrow further funds from Citadel. BRI has no funds or resources with which to provide such funding, other than to call upon its separate line of credit from

Citadel. As a result of the freeze, the book value of BRI was essentially reduced to zero and, accordingly, the Consolidated Company recorded a loss of approximately $520,000, which loss is included in the Statement of Operations for the year ended December 31, 1998 as a component of "Earnings from equity investment". To date, Citadel has continued to provide the funding required by the Partnerships, but no assurances can be given that Citadel will continue to provide the funding.

Whitehorse Property Group
-------------------------

     In November 1997, Reading Australia acquired a 50% interest from Burstone Victoria Pty. Ltd. ("Burstone") in the Whitehorse Property Group Unit Trust ("WPG") for approximately $1,600,000. WPG owns a shopping center located near Melbourne, Australia located on land leased pursuant to a long-term lease. WPG is currently studying the redevelopment of the Whitehorse Shopping Center as an entertainment center through development of a multiplex cinema, and complementary restaurants and retail shops.

     Pursuant to a Joint Venture Agreement, Reading Australia guarantees the repayment of 50% of a secured bank loan which is owed by WPG. The principal outstanding on the loan totaled approximately $7,200,000 at December 31, 1998, resulting in a guarantee by the Company of approximately $3,600,000. The loan bears interest at a rate equal to the cost of funds plus 1.7% or approximately 6.56% at December 31, 1998 and is due in November 1999. WPG's net income for the year ended December 31, 1998 totaled $50,000 and the Consolidated Company's share of such income was $26,000, which amount is included in the Consolidated Statement of Operations for the year ended December 31, 1998 as "Earnings from equity investments." WPG's results for the two months ended December 31, 1997 were immaterial and not included in the Company's Consolidated Statement of Operations.

Interest income
---------------

     Interest income in Fiscal 1998, 1997 and 1996, amounted to $4,531,000, $3,319,000, and $2,970,000, respectively. The Fiscal 1998 increase is principally due to a full year's investment of the proceeds received from the redemption of the Stater Preferred Stock on money market accounts since August 1997. The average yield on such investments was approximately 5.5% for the year ended December 31, 1998. Interest income is anticipated to decrease in future years as the Consolidated Company's balance of liquid funds are deployed in cinema and entertainment center development projects.

Other Income
------------

     "Other (expense) income" totaled ($587,000), $1,076,000 and $3,622,000 in
Fiscal 1998, 1997 and 1996, respectively. In Fiscal 1998, "Other Expenses" was principally comprised of losses on foreign currency derivative contracts. The Company does not currently have any foreign derivative contracts. Fiscal 1997, "Other income" includes $260,000 from a third party as reimbursement of certain acquisition related expenditures which were expensed by the Company in prior periods, $490,000 of income realized upon settlement of certain litigation relating to a discontinued subsidiary's operations, and a $220,000 gain from foreign currency transactions.

     During the fourth quarter of 1997, Reading entered into several foreign currency swaps and a currency forward position with a major bank. The agreements provided for Reading to receive $12,363,800

US dollars ("USD") in return for the delivery of $18,659,000 Australian dollars ("AUD") in January 1998. The value of the contracts at December 31, 1997 was established by computing the difference between the contractual exchange rates of the swap and forward positions (AUS/USD) and the exchange rates in effect at December 31, 1997 resulting in the gain of $220,000. During the first quarter of 1998, the currency positions and extensions thereof matured and the Consolidated Company recorded a loss of approximately $670,000.

     The principal components of "Other income" in Fiscal 1996 included a $3,479,000 in litigation settlements.

Minority Interest
-----------------

     The components of "Minority Interest" is Fiscal 1998, 1997 and 1996 is as follows:

                                           1998                   1997              1996
                                           ----                   ----              ----
                                                            (in thousands)
                                    ------------------------------------------------------------------
REI                                        $1,972                 $ 330             $(1,471)
Angelika NY                                  (306)                 (239)                (67)
Australian Cinema                             (37)                   42
                                           ------                 -----             -------
Income (expense)                           $1,629                 $ 133             $(1,538)
                                           ======                 =====             =======

     The principal component of minority interest is derived from the Company's holdings in REI. The Company owns preferred stock in REI which earns an annual dividend of approximately $3,575,000 and approximately 69% of the outstanding REI common stock. REI minority income in Fiscal 1998 and 1997 reflects the 30.7% minority interests share of REI losses and preferred dividends paid to the Company. REI reported earnings in excess of such dividends paid in Fiscal 1996 resulting in Minority Interest expense in that year. The Preferred Stock was issued in October 1996. The 16.67% minority interest in income of Angelika NY amounted to $306,000, $239,000 and $67,000 in Fiscal 1998, 1997 and 1996. The
Angelika NY was purchased in August 1996. Minority interest in income of the Australian Cinema represents the 25% minority interests ownership in such cinema which was opened in 1997.

Income Taxes
------------

     Provisions from income taxes provided in Fiscal 1998, 1997 and Fiscal 1996 amounted to approximately $986,000, $1,312,000 and $25,803,000, respectively. Fiscal 1998 income tax expense consisted of an accrual for foreign withholding taxes of $786,000 which will by paid if certain intercompany loans are repaid, $122,000 of Federal Alternative Minimum Tax and state taxes of $78,000 (see Note 12 to the Consolidated Financial Statements contained elsewhere herein). The Fiscal 1997 income taxes consisted principally of REI Federal Alternative Minimum Tax totaling $146,000, foreign withholding taxes of $698,000 and state and federal taxes of $468,000. The Fiscal 1996 provision principally related to deferred tax liabilities associated with the gain recognized on the conversion of the Company's Stater Common Stock to Stater Preferred Stock. As a result of the Stock Transactions in October 1996, the Stater Preferred Stock was transferred to Reading. The Stock Transactions are intended to qualify as an Exchange under Section 351 (a) of the Internal Revenue Code of 1986. Upon receipt of the Stater Preferred Stock, Reading determined that it was more-likely-than-not that a portion of a tax asset valuation allowance related to Reading deferred federal tax assets would be realized.

     The Company accounted for its Fiscal 1996 Reading Stock purchases and the Stock Transactions as a purchase. The fair value of the assets and liabilities received were considered after realization by Reading of the previously reserved tax assets. Accordingly, the Company reduced its deferred tax liabilities in the amount of approximately $22,000,000 with a corresponding decrease to the allocated fair value of Reading assets purchased (See Note 12 to the Consolidated Financial Statements contained elsewhere herein).

Net income (loss) applicable to common stockholders
---------------------------------------------------

     Net income (loss) applicable to Common Stockholder's amounted to approximately $(854,000), $2,851,000, $42,552,000, for Fiscal 1998, 1997, 1996,
respectively. "Net income applicable to common stockholders' has been reduced by the 6.5% per annum dividend on the $7 million of Convertible Redeemable Preferred Stock issued to Citadel by Reading in October 1996 amounting to $455,000, $455,000 and $95,000 in Fiscal 1998, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, Craig had cash and cash equivalents of approximately $4,720,000. At December 31, 1998, the Consolidated Company had cash and cash equivalents totaling approximately $63,314,000, which includes approximately $58,593,000 held by Reading. REI is majority owned by the Company and, accordingly, is included in the consolidated financial statements of the Company as of December 31, 1998 and 1997. However, Craig and REI are separate public companies and each entity's capital resources and liquidity is legally independent of the other and any intercompany loans or receivables would require approval of each separate company's Board of Directors.

     The Stock Transactions described below transferred the title of a material portion of the Company assets from Craig to REI, resulting in Craig's assets being principally comprised of REI Common and Preferred stock. Accordingly, the future liquidity of Craig is principally dependent on Reading's ability to pay dividends in accordance with the terms of the Reading Preferred Stock amounting to approximately $3,575,000 annually. To date, Reading has declared and paid such dividends, however, the Company can make no assurances that Reading would not choose to allow such dividends to accumulate in order to further its business plan described below. Currently, Craig's general and administrative costs amount to approximately $1,800,000 annually. While not anticipated, further liquidity could be achieved through the sale of shares of Citadel and/or REI.

     Since Reading determined to become principally involved in the Beyond the Home or real estate based segment of the entertainment industry in 1993, it has funded its development activities principally from cash derived from the disposition of its historic railroad assets and other operating interests. In 1996, in view of the substantial capital resources required to take advantage of the opportunities available to it in this industry, the Consolidated Company entered into the 1996 Stock Transaction which had the result of providing Reading with substantial liquid resources.

     Although Reading still has little or no debt, the Consolidated Company's cash assets are now, in essence, fully committed. A substantial portion of the cash has been invested or internally committed to development projects which will not be generating revenue until the latter portion of 1999 or early 2000. In addition, approximately $32,949,000 has been invested in land, currently held for development as entertainment centers, and $6.4 million has been invested in a 50 acre development site in Melbourne, which though initially acquired as an entertainment center site, is now being reviewed for possible alternative development. These assets are, in large part, presently unencumbered. To the extent that assets are encumbered with mortgage debt, such debt exists primarily at the level of certain of Reading's unconsolidated affiliates, such as WPG. This decision to commit substantial resources to the acquisition of sites reflects the Company's view that the key to the successful penetration of the Australian market was the acquisition of a sufficient number of sites to assure the potential to develop a critical mass of cinema assets, and the need to acquire these sites before the major cinema operators in Australia could control the markets which will be serviced by these sites.

     Reading believes that it has sufficient cash on hand to complete the projects and acquisitions currently slated for completion in 1999. This includes the anticipated addition of 50 screens in Australia (increasing the screen count in that market from 21 to 71 screens), 40 screens in the United States (increasing the screen count from 24 to 64 screens), 12 screens in Puerto Rico (increasing the screen count from 40 to 52 screens), and 4 screens in New Zealand (increasing the screen count from 9 to 13 screens). It is the current plan to leverage these assets as they commence operations, and to use the proceeds from such financings to continue the development program through the year 2000. It is estimated that the total development cost of all of Reading's entertainment center projects will exceed $230,000,000. In the event that such debt financing cannot be obtained on terms acceptable to Reading, consideration will be given to seeking joint venture partners, issuing debt or equity securities, delaying development of certain projects and/or selling land currently held for development, or other assets. Reading is also in discussion with various lenders concerning the possibility of construction period finance. Reading does not currently consider any of its assets to be held for sale.

     Reading does have commitments in excess of its current cash and cash equivalent assets. At December 31, 1998, Reading had total commitments of $108,500,000. Of this amount, it is currently anticipated that approximately $48,740,000 will be funded in 1999, and approximately $59,760,000 will be funded in or after 2000. Included among these commitments is a $32,500,000 credit facility to be made available by Reading and a $4,000,000 option payment to be funded in connection with the Cinema Transaction (both of which are unlikely to be funded before the fourth quarter of 2000); a contractual obligation to construct an entertainment center in Victoria, at an estimated remaining cost of $20,500,000 (currently anticipated to be completed in late 2000 or early 2001), a $6,600,000 obligation to purchase a 1,086 stall car park structure located adjacent to property located in central Wellington, and held for entertainment center development by an unconsolidated entity in New Zealand, and $1,400,000 in obligations to acquire additional open land in New Zealand.

     As a consequence of business plan for Australia and New Zealand, Reading is carrying significantly more land than might be the case with a more mature cinema company. The acquisition of these properties has required the commitment of significant sums. Since the acquired properties are not currently income producing, the financing of such assets is more difficult and more expensive than would be the financing of cash flowing assets. Accordingly, the ability for Reading to continue its buildout program will be dependent in large part upon the performance of the approximately 80 new screens being constructed in 1999. While care has been taken in the identification of these cinemas, no assurances of success can be given. For this and a variety of other reasons, including without limitation both local and international economic issues, the availability of financing on reasonable terms, and the health generally of the film exhibition industry in the markets serviced by Reading, no assurances can be given that the financing needed for the Company to carry out its business plan into 2000 and to meet its longer term commitments can be given.

     The following summarizes the major sources and uses of cash funds in each of the three years ended December 31, 1998, 1997 and 1996:

Fiscal 1998
-----------

     "Unrestricted cash and cash equivalents decreased $34,888,000 in 1998 from $98,202,000 in 1997 to $63,314,000 at December 31, 1998. Working capital decreased $42,320,000 from $89,765,000 at December 31, 1997 to $47,445,000 at
December 31,1998.

     Other sources of liquid funds in 1998 include $4,531,000 in interest income, a net increase in purchase commitments of $4,550,000, and real estate revenue of $373,000.

     In addition to the payment of operating expenses, the principal use of cash funds included the repurchase of Craig common stock totaling $984,000, the payment of $455,000 of dividends with respect to the REI Convertible Preferred stock, purchases of property and equipment of $11,083,000 ($1,772,000 which related to Reading Australia, $7,106,000 which related to CineVista, and $2,205,000 relating to the Domestic Cinemas), the investment of $12,445,000 in property held for development of ($2,645,000 relates to Reading New Zealand and $9,800,000 relates to Reading Australia), the payment of $1,370,000 relating to the acquisition of the Royal George Theater, the payment of $1,272,000 relating to a deposit and other costs associated with the Cinema Transaction and the Theater Transaction, the investment of $4,290,000 by Reading New Zealand in two joint ventures (including a loan of $587,000 to a joint venture partner with respect to property on which Reading New Zealand intends to develop an entertainment center), and investments in Citadel and Big 4 common stock of $3,636,000 (See Note 5 to the Consolidated Financial statements contained elsewhere herein).

Fiscal 1997
-----------

     "Unrestricted cash and cash equivalents increased $46,030,000 in 1997 from $52,172,000 in 1996 to $98,202,000 at December 31, 1998. Working capital increased $43,978,000 from $45,787,000 at December 31, 1996 to $89,765,000 at
December 31, 1998.

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

Fiscal 1996
-----------

     "Unrestricted cash and cash equivalents increased $33,527,000 in 1996 from $18,645,000 at December 31, 1995 to $52,172,000 at December 31, 1996 due
primarily to the effects of the accounting for the Stock Transactions. The additional purchase of REI stock resulted in the Company consolidating the assets and liabilities of Reading in the financial statements, which had the effect of increasing cash and cash equivalents by approximately $41,412,000, net of the Company's cash outlays for such purchases amounting to approximately $1,107,000.

     Principal sources of liquid funds in 1996 were (i) dividends on the Stater Preferred Stock and consulting fees from Stater amounting to approximately $5,978,000 and $1,500,000, respectively, (ii)interest income amounting to $2,970,000, (iii) $3,622,000 in "Other income," (iv) $7,000,000 in proceeds from the sale of REI Series A Preferred Stock, and (v) $6,191,000 from the redemption of the Citadel Preferred Stock. Additionally, principal sources of liquid funds included a net increase of $7,504,000 in "Accounts payable and accrued expenses."

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

     Pursuant to the Stock Transactions, REI received $7 million of cash from Citadel. In return REI issued to Citadel, $7 million in stated value (70,000 shares) of REI's Series A Preferred Stock and granted Citadel certain contractual rights including the Asset Put Option. The Asset Put Option grants Citadel the right to require REI to acquire substantially all of Citadel's assets and assume related liabilities in return for the issuance of REI Common Stock at any time through a date 30 days after REI files its 1999 Annual Report on Form 10-K. The number of shares to be issued will be determined by dividing the appraised value of the Citadel net assets or $20 million, whichever amount is lower, by $12.25. If the appraised value of the Citadel assets is in excess of $20 million, REI will issue Common Stock at fair market value for such excess up to a total of $30 million in Citadel net assets. REI received from Craig the Stater Preferred Stock with a stated value of $69.365 million the CHC Preferred Stock with a stated value of $5,250,000 and Craig's 50% interest in Reading International. In return, REI issued to Craig, 2,476,190 shares of Common Stock and 550,000 shares ($55 million stated value) of Series B Voting Cumulative Preferred Stock (the "Series B Preferred Stock").

Certain Financial Reporting and Tax Considerations
--------------------------------------------------

     The 1996 Reorganization and Stock Transactions have been accounted for as a purchase. The book value of the assets transferred by Craig to REI were as follows:

     Citadel Preferred Stock                               $ 5,250,000   *
     Stater Bros. Preferred Stock                           67,978,000   *
     50% Ownership interest in Reading International        13,194,000
                                                           -----------
     Gross Book Value of Assets Received                   $86,422,000
                                                           ===========

     *    Plus accrued and unpaid dividends

     The Stock Transactions were intended to qualify as an exchange under
Section 351(a) (a "351 Exchange") of the Internal Revenue Code of 1986, as amended (the "Code"). In a 351 Exchange, the party acquiring the assets (in the Stock Transactions, REI) retains the contributing parties' tax basis in the acquired assets, with no taxable gain recognized as a result of the exchange. The parties contributing assets (in the Stock Transactions, Craig and Citadel) obtain a basis in the assets received in the exchange equal to the basis in the assets which are contributed in the exchange (the Series A and Series B Preferred Stock). With the exception of the Stater Preferred Stock, the book value of the assets received in the Stock Transactions approximated the tax basis in the assets received. Craig's adjusted tax basis (for federal tax purposes) in the Stater Preferred Stock was approximately $5,000,000.

   The estimated federal tax liabilities associated with the assets transferred in the Stock Transactions was approximately $22,042,000, primarily relating to the Stater Preferred Stock. At the time of the closing of the Stock Transactions, REI had a gross deferred federal tax asset of $55,968,000 and a tax asset valuation allowance (the "TAVA") in the same amount. Upon receipt of the Stater Preferred Stock, it was determined that it was more-likely-than-not that a portion of the deferred tax asset which had previously been fully reserved, would be realized and REI reduced the TAVA by $20,782,000 which amount reflects the amount of federal tax loss carryforwards ("NOLs") which were expected to be utilized net of $1,260,000 in alternative minimum tax ("AMT").

     The acquisition of REI securities by Craig has been accounted for as a purchase and accordingly, the purchase price was allocated to assets and liabilities based on their estimated fair values, after consideration of the recognition by REI of previously reserved deferred tax assets as of the date of the Stock Transactions. The aggregate purchase price for financial statement purposes of the fiscal 1996 purchases of REI stock by the Company amounted to approximately $66,400,000, of which approximately $64,400,000 represented the carrying value of the assets contributed in the exchange amounting to approximately $86,400,000, net of the federal tax liabilities amounting to approximately $22,000,000. Accordingly, the purchase, for financial statement purposes, resulted in negative goodwill in the amount of approximately $22,000,000, which goodwill was allocated to reduce the carrying value of previously reported intangible assets related to Craig's REI stock purchases and to reduce the fair value of the beneficial leases and leasehold improvements purchased.

     In December 1996, the Stater Preferred Stock was contributed to Reading Australia. Management believes that the gain for federal tax purposes resulting from that transfer was offset by REI's NOL carryforwards (See Note 15 to the Consolidated Financial Statements contained elsewhere herein). However, the amount of NOLs carried on the books of REI has not been audited by the Internal Revenue Service (the "IRS"), and there can be no assurance that the IRS would agree with the Company as to the amount of NOL available to offset such gains. Use of the NOLs is subject to certain limitations, including those resulting from certain changes in the ownership of REI. While the transfer restrictions which are applicable to REI's equity securities are intended to minimize the risk of such ownership changes, ownership changes unknown to the Company may have occurred despite or in violation of such restrictions. In addition, the Code and related case law limit the ability to use NOLs to offset certain "built-in" gains on contributed property. Although the Consolidated Company does not believe that such limitations on the use of its NOLs applied to the contribution by REI of the Stater Preferred Stock to Reading Australia, there can be no assurance that the IRS would not take a different position. The IRS is presenting examining Reading's 1996 tax return. If the IRS were to determine that the principal purpose of the Stock Transactions was to make use of the NOLs and the Consolidated Company could not show otherwise, such use may not be available. In such case, the financial position of the Consolidated Company could be materially adversely affected.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. SFAS 130 requires the Company's currency translation adjustment which, prior to adoption, were reported separately in shareholders' equity, to be included in accumulated other comprehensive income. Prior year amounts have been reclassified to conform to the requirements of SFAS 130.

     Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes new standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. (See Note 3 to the Consolidated Financial Statement.)

YEAR 2000

     As reasonably necessary and appropriate, the Company is conducting an audit of the software and hardware components that it uses to assess whether such components will properly recognize the dates beyond December 31, 1999 ("Year 2000 Compliance"). The Company is also conducting a review of its major suppliers of goods and services ("service providers") to understand their level of compliance with Year 2000 issues. Both of these reviews are expected to be completed by June 30, 1999.

     Based on its review to date, the Company does not believe that material problems exist relative to the internal hardware and software utilized, as the Company uses current versions of software provided by major software vendors, and hardware that is less than a year old, for the most part. The Company has adequate financial resources to replace any hardware and/or software that is determined not to be Year 2000 compliant. The costs of addressing Year 2000 compliance has not been, nor is expected to be, material to the Company's financial condition or results of operations.

     Based on responses received to date, the Company believes that most of its service providers will represent that they are Year 2000 compliant or that formal programs are in place to ensure that they will be Year 2000 compliant.
If in its survey of significant service providers, the Company becomes concerned that one or more providers is not Year 2000 compliant or has what the Company believes to be inadequate programs to become Year 2000 compliant, the Company will take action to reduce or eliminate its reliance upon such service providers or suppliers.

FORWARD-LOOKING STATEMENTS

     From time to time, the Consolidated Company or its representatives have made or may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Consolidated Company and filings with the Securities and Exchange Commission. The words or phrases "anticipates," "expects," "will continue," "estimates," "projects," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

     The results contemplated by the company's forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, delays in obtaining leases and permits for new multiplex locations, construction risks and delays, the lack of strong film product, the impact of competition, market and other risks associated with the Consolidated Company's investment activities and other factors described herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The financial performance and results of operations of the Consolidated Company may be affected by changes in interest rates and currency exchange rates.

     The Consolidated Company maintains most of its cash and cash equivalent balances in Eurodollar time deposits and short-term money market instruments with original maturities of six months or less. Eurodollar time deposits are not readily marketable and therefore are not subject to interest rate risk, although the Consolidated Company may lose the ability to realize the benefit of increased interest income if interest rates were to rise. Other money market investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short-term nature of such investments and the small amount of the Consolidated Company's cash and cash equivalents invested in such instruments (approximately 12.5% of the Consolidated
Company's total "Cash and Cash

  Equivalents" at December 31, 1998), a change of 1% in short-term interest rates would not have a material effect on the Company's financial condition.

     Approximately 61.3% of the Consolidated Company's total assets at December 31, 1998 were invested in assets denominated in Australian dollars (Reading Australia), and New Zealand dollars (Reading New Zealand). During 1998, the Consolidated Company recorded a foreign currency translation adjustment of approximately $1,677,000 (included as a component of "Comprehensive income" in the Consolidated Statement of Shareholders' Equity Contained elsewhere herein) related primarily to a decline in the value of the Australian dollar relative to the U.S. dollar of approximately 5.8% between December 31, 1997 and December 31, 1998 and the corresponding effect upon the carrying value of Reading Australia's assets. The Consolidated Company presently anticipates foreign dollar denominated capital expenditures of approximately $35,000,000 during 1999.
Funds related to such expenditures are presently invested in U.S. dollar denominated investments. Accordingly, the Consolidated Company anticipates that the exposure to fluctuations in the value of the Australian and New Zealand dollars to the U.S. dollar will increase substantially during 1999.

     Since foreign dollar income is minimal as most of the Consolidated Company's projects are under development, the affect upon income from operations from fluctuations in the relative value of the U.S., the Australian and New Zealand dollars was not material in 1998. The Consolidated Company does not anticipate any material operating income from its foreign development in 1999 as most of the projects are not expected to become operational until the end of the fourth quarter of 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to pages F-1 through F-38.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names of the directors and executive officers, together with certain information regarding them, are as follows:

         NAME                  AGE        POSITION
         ----                  ---        --------
     James J. Cotter            61  Chairman of the Board
     S. Craig Tompkins          48  President and a Director
     Margaret Cotter            31  Director
     William D. Gould(1)(2)     60  Director
     Gerard P. Laheney(1)       61  Director
     Ralph B. Perry III (2)     63  Director
     Robin W. Skophammer        43  Chief Financial Officer, Treasurer and Secretary
     Ellen M. Cotter            32  Vice President-Business Affairs

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

     Mr. Cotter has been a Director of Craig since 1985 and the Chairman of the Board of Directors since 1988. Mr. Cotter has been Chairman of the Board of Reading Entertainment, Inc. ("REI," and collectively with its predecessor, Reading Company, "Reading") since its formation and of Reading since December 1991 and a director since September 1990. Between 1987 and September 1997, Mr. Cotter served as a director of Stater Bros. Holdings Inc. ("SBH") and its predecessors (a retail grocery chain). Mr. Cotter has been a director and the Chairman of the Board of Citadel Holding Corporation ("Citadel") since 1991. Mr. Cotter is the Chairman and director of Citadel Agriculture, Inc., a wholly owned subsidiary of Citadel ("CAI"); the Chairman and member of the Management Committees of each of three agricultural partnerships (the "Agricultural Partnerships") which constitute the principal assets of CAI, and the Chairman and a member of the Management Committee of Big 4 Farming, LLC, a farm management company, 80% owned by Citadel and 20% by Visalia LLC and formed to manage the properties owned by the Agricultural Partnerships. From 1998 through January 1993, Mr. Cotter also served as the President and a director of Cecelia Packing Corporation (a citrus grower and packer), a company wholly owned by Mr. Cotter, and is the Managing Director of Visalia, LLC, which holds a 20% interest in each of the Agricultural Partnerships. Mr. Cotter has been a director and Chief Executive Officer of Townhouse Cinemas Corporation (motion picture exhibition) since 1987, the parent of City Cinemas. Mr. Cotter is also an Executive Vice President and a director of the Decurion Corporation (motion picture exhibition) since 1969 and of Pacific Theaters, Inc., a wholly owned subsidiary of Decurion Corporation. Mr. Cotter also has a 50% ownership in Sutton Hills Associates (See Item 13 contained elsewhere herein) and is the General Partner of a limited partnership which is, in turn, the General Partner of Hecco Ventures. Hecco Ventures owns 12.6% of the shares of Craig, representing 16.8% of the voting power of Craig.

     Mr. Tompkins has been President and a director of Craig and a director of Reading since March 1993 and served as the President of Reading between March 1993 and January 1997. Since January 1997 he has served as the Vice Chairman of REI. Prior thereto, Mr. Tompkins was a partner in the law firm of Gibson, Dunn & Crutcher. Mr. Tompkins has been a director of Citadel since May 1993, became Vice Chairman in July 1995 and currently serves as that Company's Secretary, Treasurer and Principal Accounting Officer. In 1997, Mr. Tompkins became the President of Citadel Agricultural, Inc., a member of the Management Committee of each of the Agricultural Partnerships and of Big 4 Ranch, LLC. For administrative convenience, Mr. Tompkins also serves as an Assistant Secretary of Big 4 Ranch, Inc., and Visalia LLC. He has been a director of G&L Realty Corp., a New York Stock Exchange listed REIT, since December 1993 and serves as the Chairman of the Audit Committee and the Strategic Planning Committee of that company.

     Ms. Margaret Cotter is a member of the New York State Bar and, since September 1997, has been Vice President of Cecelia Packing Corporation, a company wholly-owned by Mr. James J. Cotter, engaged in the citrus packing and
marketing business in Fresno, California.   From February 1994 until September
1997, Ms. Cotter was an Assistant District Attorney for King's County in Brooklyn, New York. Ms. Cotter graduated from Georgetown University Law Center in 1993 and is the daughter of Mr. James J. Cotter. Ms. Cotter is a limited partner in James J. Cotter Ltd. (Mr. Cotter is the general partner), which is a general partner of Hecco Ventures. James J. Cotter Ltd. has shared voting power with respect to the Company's equity shares held by Hecco Ventures. Ms. Cotter serves as a director of Big 4 Ranch, Inc. and is a member of Visalia LLC. During 1998, Ms. Margaret Cotter joined Union Square Management, Inc., as a Senior Vice President (see Item 13 contained elsewhere herein).

     Mr. Gould has been a director of the Company since 1985, and is Chairman of the Compensation Committee. Mr. Gould served as a director of Citadel between June 1995 and June 1996 and in December 1997 became a director of Big 4 Ranch, Inc. Since July 1986, Mr. Gould has been a member of Troy & Gould Professional Corporation, a law firm that the Company has retained during its last fiscal year.

     Mr. Laheney has been a director of the Company since 1990. Mr. Laheney served as s director of Reading Company between November 1993 and June 1996. In November 1998, Mr. Laheney became Chairman and President of Big 4 Ranch, Inc. and a member of the management committee of each of the Agricultural Partnerships. Between July 1995 and July 1996, Mr. Laheney was a consultant for Portfolio Resources Group overseeing global equities, fixed income and foreign exchange investments. Mr. Laheney has been President of Aegis Investment Management Company, an investment advisory firm specializing in global investment portfolio management since August 1993. Mr. Laheney was Vice President of The Partners Financial Group, Inc., between December 1993 through June 1995 and a Vice President of Dean Witter Reynolds from April 1990 until December 1993.

     Mr. Perry has been a director of the Company since 1985 and is Chairman of the Audit Committee. Mr. Perry has been a member in the Los Angeles, California law firm of Graven Perry Block Brody & Qualls, a professional corporation, since 1968. He served as a director of Fidelity Federal Bank (a subsidiary of Bank Plus since May 1996) since August 1985 and of Reading Company between December 1988 and June 1996.

     Ms. Skophammer has been the Chief Financial Officer and Treasurer of Craig since October 1991 and Secretary since September 1992. She served as a Director of Stater Bros. Holdings Inc. between February 1993 and March 1994. Prior to October 1991, Ms. Skophammer was a partner with KPMG Peat Marwick.

     Ms. Ellen Cotter has been the Vice President of Business Affairs of Craig since August 1996 and since March 1998 is Vice President of Business Affairs of Reading and Vice President of Angelika Cinemas, Inc. since May 1997. Prior thereto, she was an attorney specializing in corporate law with White & Case, a New York law firm. Ms. Cotter is the daughter of Mr. James J. Cotter. Ms. Cotter is a member of Visalia LLC and a limited partner in James J. Cotter, Ltd. (Mr. Cotter is a general partner), which is a general partner of Hecco Ventures. James J. Cotter Ltd. has shared voting power with respect to the Company's equity shares held by Hecco Ventures.

          In addition to Mr. Cotter, Mr. Tompkins and Ms. Ellen Cotter, who are also officers of Craig, the principal executive officers of Reading, the Company's majority owned subsidiary, are as follows:

     Mr. Robert Smerling has been President of Reading Entertainment since January 1997 and has served as President of Reading Cinemas, Inc. since November 1994. Mr. Smerling also serves as the President of CineVista. Mr. Smerling served as president of Loews Theater Management Corporation, a subsidiary of Sony Corporation, from May 1990 until November 1994. Mr. Smerling also serves as President and Chief Executive Officer of City Cinemas, a motion picture exhibitor located in New York City, New York which provides management services to Reading. City Cinemas is an affiliate of James J. Cotter and has entered into an Executive Sharing Agreement with Reading with respect to the services of Mr. Smerling.

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

     In addition, Reading has contractual arrangements with certain other individuals and/or certain affiliated companies which make available to Reading consulting services from the following individuals:

     Mr. Steve Wesson has been the President and Chief Executive Officer of CHC since August 1994. Prior to his employment by Citadel in 1993, Mr. Wesson was the Chief Executive Officer of Burton Properties Trust Inc., the U.S. real estate subsidiary of The Burton Group PLC, from 1989. The Consolidated Company owns approximately 48% of the outstanding common stock of Citadel and Reading receives real estate consulting services from Citadel pursuant to an agreement.

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

     Based solely on a review of the copies of the forms which the Company received and written representations from certain reporting persons, the Company believes that, during the year ended December 31, 1998, all filing requirements applicable to reporting persons were fulfilled.

ITEM 11.  EXECUTIVE COMPENSATION

     I.   Summary Compensation Table
          --------------------------

     The following table shows, for the year ended December 31, 1998, 1997 and 1996, , the cash compensation paid by the Company and its affiliates, as well as certain other compensation paid or accrued for those years, to the Chairman of the Board and each of the most highly compensated executive officers of Craig whose compensation exceeded $100,000 in all capacities in which they served.


                                                                                                     Long Term
                                                     Annual Compensation                               Awards
                           --------------------------------------------------------------------   ---------------
                                                                              OTHER ANNUAL                             ALL
                                                                              COMPENSATION                            OTHER
         NAME AND                  YEAR      SALARY            Bonus               (1)                  OPTIONS    COMPENSATION
    Principal Position                        ($)              ($)                 ($)                    (#)           ($)
--------------------------------------------------------------------------------------------------------------------------------
JAMES J. COTTER:
 Chairman of the Board
   Craig(2)                        1998                                                 350,000
                                   1997                                                 350,000
                                   1996                                                 350,000

 Chairman of the Board
   Reading (3)                     1998                                                 150,000
                                   1997                             475,000             150,000        460,000 (8)
                                   1996                                                 150,000

 Chairman of the Board
   Citadel(3)                      1998                             200,000              45,000
                                   1997                                                  45,000
                                   1996                                                  45,000

S. CRAIG TOMPKINS(4):
 President, Craig                  1998            180,000                                                            106,931 (9)
                                   1997            180,000
                                   1996            180,000

 President, Reading(3)             1998            180,000
                                   1997            180,000                                             20,000 (8)
                                   1996            180,000

 Director, Citadel(3)              1998                             50,000               40,000
                                   1997                                                  40,000
                                   1996                                                  35,000


                                                                                                     LONG TERM
                                                     ANNUAL COMPENSATION                               AWARDS
                           ---------------------------------------------------------------------       ------
                                                                                                                        All
                                                                                OTHER ANNUAL                           Other
         NAME AND                YEAR          SALARY            BONUS        COMPENSATION (1)(10)  OPTIONS         Compensation
    PRINCIPAL POSITION                          ($)               ($)               ($)               (#)                $
----------------------------------------------------------------------------------------------------------------------------------
ROBIN SKOPHAMMER(5):
 Chief Financial
   Officer, Craig                1998            165,000                          16,800             30,000       135,866(9)
                                 1997            165,000                          16,800                           30,000(5)
                                 1996            165,000                          16,800

ELLEN M. COTTER:
 Vice President, Business
   Affairs, Craig                1998             16,700                           2,300
                                 1997             92,500                          12,220
 Vice President, Business
   Affairs, Reading              1998             80,770         25,000           11,148                            2,423(11)
                                 1997                                                                10,000(8)



OFFICERS OF READING
-------------------
ROBERT F. SMERLING(7)
 President, Reading
   Entertainment, Inc.           1998            175,000
                                 1997            175,000                                             35,000(8)
                                 1996            175,000            60,000

B. JOHN ROCHESTER(6)
 President and Chief
   Executive Officer,
   Reading Australia
    Pty Ltd.                     1998            122,600
                                 1997            130,000
                                 1996            156,620

JAMES A. WUNDERLE(7)
 Exec. Vice President
 and Chief Financial
 Officer and Treasurer
 of REI                          1998          $ 175,000                                                            4,500(11)
                                 1997            170,000             5,000                           17,000(8)
                                 1996            130,000            70,000

----------------------------
(1) Excludes perquisites if the aggregate amount of such annual compensation to the executive did not exceed $50,000 or 10% of the annual salary plus bonus, unless otherwise noted.

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

(3) Reading Entertainment, Inc. is a majority owned subsidiary of Craig and Citadel Holding Corporation ("Citadel") is considered an affiliate of Craig and, accordingly, amounts paid or earned by the listed executives from their services provided to these companies are included in this schedule. As of December 31, 1998, Craig has no liability to the individuals for these amounts. All amounts reported are liabilities or have been paid directly by the respective company to the executives for services rendered in the capacities outlined. Any shares listed as option awards refer to that respective Company's securities.

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

(5) Ms. Skophammer and Craig entered into an employment agreement which that in the event of termination by Craig given for any reason other than death, Ms. Skophammer would be entitled to receive on the date of termination her annual base compensation or in the event of a merger, acquisition or any restructuring of Craig in which there is a change of control, as defined, a severance payment equal to two years base compensation. In consideration of Ms. Skophammer's agreement to not exercise an option to purchase 15,000 common shares, Craig paid to Ms. Skophammer $30,000 in January 1997.

(6) Mr. Rochester is employed under the terms of an employment contract with an initial term of two years beginning January 1, 1996, with automatic renewal terms of one year each. Mr. Rochester's base salary is A$200,000 which amount is included on the attached schedule based on the U.S. dollar conversion rate. The agreement provides for an incentive payment to Mr. Rochester after the fourth anniversary of the agreement, based on a multiple of cash flow of the Company's Australian theater operations. Under the agreement, in the event Mr. Rochester's employment is terminated by the Company without cause, he will be entitled to receive such incentive payment plus 17 payments, each equal to his monthly remuneration, if such termination is during the initial term, or 11 such monthly payments if such termination is after the initial term. Mr. Rochester is entitled to receive a lump sum distribution of such amounts, as applicable, if the Company and Craig both withdraws from any material investment or involvement in the Australian operations and he is not granted employment under comparable terms.

(7) Mr. Smerling was appointed President of REI effective January 17, 1997. Mr. Smerling also serves as President of City Cinemas from which he is paid separately. City Cinemas provides management services to Reading for a fee. Messrs. Smerling and Wunderle are entitled to receive a payment equal to a year's annual base salary in the event their individual employment with Reading is involuntarily terminated.

(8) In September 1997, the shareholders of REI approved the grant of an option to Mr. Cotter to purchase, subject to various conditions and certain contingencies, up to 460,000 shares of REI Common Stock at $12.80 per share. In addition, the shareholders of REI approved a 1997 Equity Incentive Plan under which Ms. Cotter and Messrs. Smerling, Wunderle and Tompkins, as employees of Reading, were granted incentive stock options to exercise REI common stock, subject to vesting conditions, at $12.80 per share in amounts as detailed in the schedule. Messrs. Tompkins, Smerling and Wunderle surrendered non-qualified options to purchase 17,500, 15,000 and 5,000 shares, respectively, of REI stock in connection with such grant.

(9) Effective January 1, 1999, the individual became a participant in a Pension Plan authorized by the Board of Directors. Included in Fiscal 1998 is the past service cost accruable to Ms. Skophammer and Mr. Tompkins since their date of hire amounting to approximately $135,566 and $106,927, respectively.

(10) Other annual compensation consists of an automobile allowance.

(11) Other compensation represents contribution under Reading Retirement Savings Plan.

Director Compensation
---------------------

     Directors who are not officers or employees of the Company receive for services as a Director a fee of $25,000 per annum. Mr. Laheney received $12,000 as an additional fee for his participation in consulting the Company on providing retirement benefits in Fiscal 1998.

     In addition, Mr. Gould and Ms. Cotter, who serve as directors of Big 4 Ranch, Inc., received $2,000 and $4,000 from that company in Fiscal 1998. Mr. Edward Kane (a director of REI) served as President and Chairman of the Board of Big 4 Ranch, Inc. through October 1998 from which he was paid approximately $9,166 in Fiscal 1998. Mr. Laheney, a director of Craig, began serving as President and Chairman of the Board of Big 4 Ranch, Inc., in November 1998.

     II.    Option Grant Table
            ------------------

     The following table contains information concerning the grant of stock options by the Company during 1998.

                                          % of                                  Potential Realizable Value at
                                         Total                                  Assumed Annual Rates of Stock
                                        Options                                       Price Appreciation
                           Options      Granted      Exercise                          for Option Term
                                                                                -----------------------------
                           Granted     in Fiscal      Price         Expiration
       Name                  (#)          Year       ($/sh)            Date            5%           10%
----------------------  -------------  ----------  -----------   --------------       ---           ---
Robin Skophammer         30,000(1)        100%     $    9.50        3/1/2008          186,900       473,640

------------------
(1) Option to acquire shares of the Company's Common Stock granted in February 1998.

     On February 5, 1998, the Company distributed a stock dividend of one share of Class A Common Preference Stock to all shareholders of record on February 5, 1998. Ms. Cotter's and Mr. Laheney's previous option grants to purchase 15,000 shares of Common Stock were adjusted to reflect such distribution by increasing the number of shares available by Ms. Cotter and Mr. Laheney to 15,000 Common Shares at $10.07 and $7.05 per share, respectively, and 15,000 shares of Class A Common Preference shares at $9.74 and $6.82 per share, respectively. The Class A Common Preference Stock distribution on February 5, 1998 had the effect of increasing the number of shares exercisable by Messrs. Cotter and Tompkins to 594,940 Common shares (at an average exercise price of $5.92 per share) and 35,000 Class A Common Preference shares (at an exercise price of $5.25 per share), respectively.

          III. Option Exercises and Year-end Table
               -----------------------------------

     The following sets forth information with respect to the executives named in the Summary Compensation Table, concerning the exercise of options during the year ended December 31, 1998 and unexercised options as of December 31, 1998.

                                                            NUMBER OF UNEXERCISED     VALUE OF UNEXERCISED
                                                              OPTION AT DECEMBER        IN-THE-MONEY AT
                                                                   31, 1998            DECEMBER 31, 1998
                                                SHARES           EXERCISABLE/             EXERCISABLE/
                                                            ----------------------  ------------------------
        NAME                 SECURITY          EXERCISED        UNEXERCISABLE          UNEXERCISABLE (1)
---------------------  ---------------------   ---------    ----------------------  ------------------------
James J. Cotter            Common Stock           0                 594,940/0              $1,089,000/$0

S. Craig Tompkins         Class A Common          0                  35,000/0              $  187,500/$0
                         Preference Stock
Robin Skophammer           Common Stock           0                  30,000/0              $         0/0

________________
     (1) Represents the amount by which the aggregate market price on December 31, 1997 of the shares subject to such options exceeded the exercise price of such options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of April 12, 1999, the outstanding voting securities of Craig consisted of 3,581,112 shares of Common Stock and 7,058,412 shares of Class A Common Preference Stock. The number of option shares outstanding reflect the effect of the stock distribution of one share of Class A Common Preference to all shareholders of record of Common Stock and Class A Common Preference Stock on February 5, 1998. Shareholders are entitled to 30 votes for each share of Common Stock and 1 vote for each of Class A Common Preference Stock.

     The following table sets forth information as of April 12, 1999 with respect to persons known by Craig to own beneficially more than 5% of the outstanding shares of Common Stock or Class A Common Preference Stock of Craig and as to the number of shares beneficially owned by each director, and by the Company's officers and directors as a group. All persons listed, unless otherwise stated, have sole voting and investment power with respect to the Common Stock and Class A Common Preference Stock beneficially owned by them.


                                                                                        CLASS A
      COMMON
                                                 COMMON STOCK                       PREFERENCE STOCK
                                                 ------------                       ----------------
                                           AMOUNT          PERCENTAGE           AMOUNT             PERCENTAGE
      NAME AND ADDRESS                    BENEFICIAL           OF             BENEFICIALLY         OF CLASS A
      OF BENEFICIAL OWNER                 OWNED(11)     COMMON STOCK(11)       OWNED(11)        COMMON STOCK(11)
                                        --------------  ----------------  --------------------  ----------------
James J. Cotter(1)                         2,358,242         56.1%               2,021,702              28.4%
120 N. Robertson Blvd.
Los Angeles, CA  90048

Hecco Ventures(1)                            617,438         14.7%                 720,838              10.1%
120 N. Robertson Blvd.
Los Angeles, CA  90048

Dimensional Fund Advisors, Inc.(2)           242,200          5.8%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA  90401

First Pacific Advisors, Inc.(3)                                                    896,400              12.6%
11400 West Olympic Blvd.
Suite 1200
Los Angeles, CA  90064

Lawndale Capital Management, Inc.(4)                                               530,900               7.5%
One Sansome St. Ste. 3900
San Francisco, CA  94104

S. Craig Tompkins(5)(8)                                                             37,000                 *
William D. Gould(5)(7)                        17,400            *                   21,400                 *
Margaret Cotter(6)                            17,000            *                   17,000                 *
Gerard P Laheney(5)(8)                        15,000            *                   15,000                 *
Ralph B. Perry III(5)(9)                       5,100            *                   24,600                 *
Robin W. Skophammer(5)(6)                     30,000            *
Ellen M. Cotter (5)                            1,000            *                    1,000                 *
Officers and Directors as
      a group (8 persons)(10)              2,409,992         57.3%               2,126,452              29.9%

_______________
*Percentages less than 1% have not been indicated.

(1) Includes the Common Stock and Class A Common Preference Stock owned by Hecco Ventures ("HV"), which is a California general partnership.
     James J. Cotter is a general partner of a limited partnership which is the general partner of HV and, accordingly, has shared voting and dispositive power with respect to such shares held by HV. With respect to the Common Stock held by Mr. Cotter, the shares also include exercisable options to acquire 594,940 shares held by Mr. Cotter. Margaret Cotter, a director, and Ellen Cotter, Vice President of Business Affairs for the Company, are the daughters of James J. Cotter, and each are limited partners in the above referenced limited partnership.

(2) According to filings with the SEC, Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, furnishes investment advice to four registered investment companies, and serves as investment manager to certain other investment vehicles, including commingled group trusts (the "Portfolios"). Dimensional possesses both voting and investment power over the 242,200 Craig securities listed, however, all Craig securities are owned by the Portfolios, and Dimensional disclaims beneficial ownership of all such shares.

(3) According to filings with the SEC, includes 217,200 shares which have shared voting power.

(4) Includes 449,200 Class A Common Preference Shares which are owned by Diamond A Partners, L.P. ("DAP") and 81,700 Class A Common Preference Shares which are owned by Diamond A Investors L.P. ("DAI") but have shared voting and dispositive power with Lawndale Capital Management, Inc. ("LCM")and Andrew E. Shapiro. According to a report on Schedule 13D dated December 28, 1998, Lawndale Capital Management, Inc., is the investment advisor to DAP and DAI, which are investment limited partnerships and Mr. Shapiro is the sole manger of LCM.

(5) Addresses are c/o Craig Corporation, 550 South Hope Street, Suite 1825, Los Angeles, California 9007l.

(6) Includes 33,750 and 11,250 shares not currently vested to purchase Common Stock and Class A Common Preference Stock. With regard to shares held by Ms. Cotter, amounts include 2,000 shares of common stock and 2,000 shares of Class A Common Preference Stock held directly and 3,750 shares of both Common and Class A Common Preference Stock subject to a vested stock option.

(7) Includes 2,000 shares of Common Stock and 4,400 shares of Class A Common Preference Stock owned by a trust for the benefit of Mr. Gould's children, of which he is co-trustee; Mr. Gould disclaims beneficial ownership of the shares held in the trust.

(8) Represents shares subject to an exercisable option to purchase Common Stock and/or Class A Common Stock. With respect to shares held by Mr. Tompkins, amount includes 2,000 shares held directly.

(9) Includes 600 shares of Common Stock and 600 shares of Class A Common Preference Stock owned by Mr. Perry's wife, as to which Mr. Perry disclaims beneficial ownership.

(10) The common shares beneficially owned excludes 33,750 shares of non-vested options, 22,500 held by Ms. Skophammer and 11,250 held by Ms. Margaret Cotter. The Class A Common Preference shares beneficially owned exclude 11,250 shares of non-vested stock options held by Ms. Margaret Cotter.

(11) All shares subject to stock options currently exercisable, or which become exercisable within 60 days of April 12, 1999, are deemed to be outstanding for the purpose of determining the percentage of each class held by such person. Such vested option shares together with shares outstanding, totaled 4,202,302 shares of Common Stock and 7,112,168 shares of Class A Common Preference Stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
-----------------------------------------------------------

    The Compensation Committee currently is composed of two directors, William
D. Gould and Gerard P. Laheney. Mr. Gould is a member of Troy & Gould Professional Corporation, a law firm that Craig retained and paid approximately $6,000 in Fiscal 1998. Messrs. Cotter and Tompkins serve as members of REI's Board of Directors and, as directors, approve decisions of REI's Compensation Committee with respect to compensation of REI's officers and directors. Messrs. Cotter and Tompkins serve as members of Citadel Holding Corporation's Board of Directors, and, as directors, approve decisions of Citadel's Compensation Committee with respect to compensation of Citadel's officers and directors. Mr. Cotter is a member of Citadel's Compensation Committee.

    The Company, together with Reading, owns a 49% interest in BRI and Mr. Cotter and Mr. Tompkins each have a 1.6% beneficial interest in BRI. Directors Messrs. Gould, Laheney and Ms. Margaret Cotter also serve as directors and employees of BRI, from whom they receive compensation as detailed under the caption "Director Compensation".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company owns Common Stock and Convertible Preferred Stock comprising 78% of the voting securities of REI. The Chairman of the Company's Board of Directors, James J. Cotter, serves in the same position for REI. S. Craig Tompkins, President and Vice Chairman of the Company also serves as Vice Chairman and a director of REI. Mr. Cotter owns capital stock of Craig representing 30.9% of the voting securities and is a general partner with Michael J. Forman in an investment partnership (Hecco Ventures) which owns capital stock comprising 16.7% of Craig's voting security.

     The Company owns 48% of Citadel Holding Corporation (together with its wholly-owned subsidiaries "Citadel"). See Note 5 to Consolidated Financial Statements included elsewhere herein. Messrs. Cotter and Tompkins each serve as directors. Mr. Cotter serves as Chairman and Mr. Tompkins serves as Vice Chairman, Secretary and Chief Accounting Officer of Citadel. The Company utilizes the services of certain Citadel employees, including the President and Chief Executive Officer of Citadel, for real estate advisory services. The Company pays Citadel for such services at a rate which is believed to approximate the fair market value of such services. During 1998, the amount paid to Citadel for such services totaled $410,000.

     The Consolidated Company owns approximately 49% of Big 4 Ranch, Inc. ("BRI"). In addition, Cecelia Packing ("Cecilia"), a company wholly owned by Mr. Cotter, and a trust for the benefit of one of Mr. Tompkins' children individually own shares of BRI which, when combined with the shares owned by Craig and the Company, result in a voting interest in excess of 50%. On December 31, 1997, BRI (owning 40%), Citadel (owning 40%) and Visalia, LLC (a limited liability company controlled by James J. Cotter, the Chairman of the Board of REI, Craig, and Citadel, and owned by Mr. Cotter and certain members of his family) entered into three general partnerships (the "Partnerships"). On December 31, 1997 the Partnerships acquired an agricultural property (purchase price amounting to approximately $7.6 million) which property is improved with citrus trees. The Partnerships currently use Big 4 Farming LLC ("Farming) to farm their properties. Farming is owned 80% by Citadel and 20% by Visalia, and it receives in consideration of its services reimbursement of its costs plus 5% of the net revenues of the farming operations after picking, packing and hauling.

Farming, in turn, contracts with Cecelia for certain bookkeeping and administrative services, for which it pays a fee of $6,000 per month. Cecelia also packs fruit for the Partnerships. The acquisition was financed by a ten year purchase money mortgage in the amount of $4.05 million, a line of credit from Citadel and pro-rata contributions from the partners. Through its holdings in BRI and Citadel, the Company owns approximately 38% of such Partnerships at December 31, 1998. In December 1998, the Partnerships suffered a freeze which destroyed the 1998-1999 crop. The Partnerships have no funds to make capital contributions to repay a $1.85 million line of credit from Citadel or fund the estimated $2.64 million required to fund costs associated with production of a 1999-2000 crop and complete the proposed 1999 planting other than to call upon the partner for funding. BRI has no funds or resources with which to provide such funding, other than to call upon its separate line of credit from Citadel. To date, Citadel has continued to provide the funding required by the Partnerships, but no assurances can be given that Citadel will continue to provide the funding. The Board of Directors and executive officers of BRI are comprised of three Craig directors, including Margaret Cotter, James Cotter's daughter and a member of Visalia, LLC.

     The Angelika Film Center ("AFC") is owned jointly by Reading and Sutton Hill, a partnership affiliated with City Cinemas, a Manhattan-based cinema operator owned in equal parts by James J. Cotter and Michael Forman. City Cinemas manages the AFC and two other cinemas operated by Reading pursuant to management agreements. Robert F. Smerling, President of Reading, and Neil Sefferman, Vice President - Film of the Company, also serve in the same positions with City Cinemas.

     In December 1998, the Company and Sutton Hill entered into an Agreement in Principle to lease and operate four cinemas and manage three other cinemas all of which are located in Manhattan and which together constitute the City Cinemas circuit. In addition the Agreement in Principle provides for the acquisition by the Company of three live "Off Broadway" theaters also located in Manhattan.
The Conflicts Committee of the REI Board of Directors (the "Conflicts Committee"), comprised entirely of directors independent of Messrs. Cotter and Foreman, reviewed and negotiated the transaction. Consummation of the transaction is contingent upon, among other things, receipt of fairness opinions relating to the transactions and approval of REI's shareholders of the issuance of Common Stock for the acquisition of the "Off Broadway Theaters."

     It is anticipated that the Manhattan "Off Broadway" theaters, as well as another live theater owned by the Company will be booked and managed by Union Square Management, Inc., a live theater management company specializing in the booking and management of "Off Broadway" style live theaters. Margaret Cotter, daughter of Mr. James J. Cotter, is a Senior Vice President with Union Square Management, Inc. In December 1998 the Company agreed to guarantee a $100,000 bank loan to Alan Schuster, the principal shareholder of Union Square Management, Inc.

     In 1997 Reading loaned Robert Smerling its President, $70,000. The non-interest bearing loan is payable upon demand.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM
          8-K

(a)(1)    Consolidated Financial Statements:

                                                                    PAGE
                                                                    ----
Consolidated Balance Sheets
     As of December 31, 1998 and 1997 ..............................F-1

Consolidated Statements of Operations
     Years Ended December 31, 1998, 1997 and 1996...................F-3

Consolidated Statements of Shareholders' Equity
     Years Ended December 31, 1998, 1997 and 1996...................F-4

Consolidated Statements of Cash Flows
     Years Ended December 31, 1998, 1997 and 1996...................F-5

Notes to Consolidated Financial Statements..........................F-7

Report of Independent Auditors......................................F-38

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

          3.2 Bylaws of the Company, as amended to date (i) incorporated by reference to the Company's Registration Statement on Form S-1; No. 33-34297, dated May 15, 1990; (2) incorporated by reference to the Company's Form 10-Q Report for the Quarter endede December 31, 1992; (iii) amended on November 10, 1994 (incorporated by reference to the Company's Form 10-K Report for the year ended September 30, 1994)

          10.1* Stock Option Agreement dated as of June 8, 1992 between James J. Cotter and Craig Corporation (incorporated by reference to the Company's Form 10-K Report for the year ended September 30, 1992).

          10.2* Employment Agreement dated as of October 7, 1991 between Robin W. Skophammer and Craig Corporation (incorporated by reference to the Company's Form 10-K Report for the year ended September 30, 1991).

          10.3* Amendment to Consulting Agreement between James J. Cotter and Craig Corporation (incorporated by reference to the Company's Report on Form 10-K for the year ended September 30, 1995).

          10.4* Stock Option Agreement between James J. Cotter and Craig Corporation (incorporated by reference to the Company's Report on Form 10-K for the year ended September 30, 1995).

          10.5 Stock Purchase and Sale Agreement dated March 29, 1996 between Craig Corporation and Reading Holdings, Inc. (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1996).

          10.6 Stock Exchange Agreement dated May 17, 1996 between Craig Corporation and James J. Cotter (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1996).

          10.7* Service Deed between Australia Cinema Management Pty Limited and John Rochester dated May 7, 1996. (Incorporated by reference to Exhibit 10.20 to Reading Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

          10.8 Exchange Agreement among Reading Company, Reading Entertainment, Inc., Craig Corporation, Craig Management, Inc., Citadel Holding Corporation and Citadel Acquisition Corp., Inc. (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.9 Asset Put and Registration Rights Agreement dated October 15, 1996 by and among Reading Entertainment, Inc., Citadel Holding Corporation, and Citadel Acquisition Corp., Inc. (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.10 The Sale Agreement dated as of July 1, 1996, by and among Reading Investment Company, Inc., as Purchaser, AFCI, as Seller, and Houston Cinema, Inc., with all Exhibits and Schedules omitted (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.11 Amendment to the Sale Agreement made and entered into as of July 27, 1996 by and among Reading Investment Company, Inc., AFCI and Houston Cinema, Inc. (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.12 $2,000,000.00 Non-Negotiable Secured Promissory Note dated as of August 27, 1996 (the "Holdback Note") by AFC, as Maker, to AFCI, as Payee (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.13 Pledge Agreement dated August 27, 1996 by and among AFCI, as Secured Party, and AFC, as Debtor, concerning the cash security for the Holdback Note (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.14 Limited Liability Company Agreement between Angelika Cinemas, Inc. and Sutton Hill Associates dated August 27, 1996 (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.15 Management Agreement dated as of August 27, 1996 between Angelika Film Centers, LLC and City Cinemas Corporation (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.16 Purchase Agreement between Equipment Leasing Associates 1995-VI Limited Partnership and FA, Inc. effective December 20, 1996 (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.17 Master Lease Agreement between FA, Inc. and Equipment Leasing Associates 1995-VI Limited Partnership dated December 20, 1996 (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.18 Nonrecourse Promissory Note between FA, Inc. and Equipment Leasing Associate 1995-VI Limited Partnership effective December 20, 1996 (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.19 Lease Rental Purchase Agreement between FA, Inc. and Ralion Financial Services, Inc. dated December 31, 1996 (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.20 Stock Purchase Agreement dated as of April 11, 1997 by and between Craig Corporation and Citadel Holding Corporation (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.21 Secured Promissory Note dated as of April 11, 1997 issued by Craig Corporation to Citadel Holding Corporation in the principal amount of $1,998,000 (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.22 Certificate of Designations, Preferences and Rights of Series A Voting Cumulative Convertible Preferred Stock and Series B Voting Cumulative Convertible Preferred Stock of Reading Entertainment, Inc. (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.23 Master Management Agreement between Angelika Holdings, Inc. and City Cinemas Corporation dated November 26, 1997 (incorporated by reference). Exhibit 10.50 to the Company's Report on Form 10-K for the year ended December 31, 1997.

          10.24* Amended and Restated Stock Option Agreement between Craig Corporation and James J. Cotter dated December 8, 1997 incorporated by reference to Exhibit 10.51 to the Company's Report on Form 10.-K for the year ended December 31, 1997.

          10.25* Stock Option Agreement between Craig Corporation and S. Craig Tompkins incorporated by reference to Exhibit 10.52 to the Company's Report on Form 10-K for the year ended December 31, 1997.

          10.26 Agreement in Principle between Reading Entertainment, Inc. and City Cinemas dated December 2, 1998 (filed herewith).

          10.27* Craig Corporation Key Personnel Retirement Plan (filed herewith)

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

                               CRAIG CORPORATION


By:  /s/ S. Craig Tompkins            By:  /s/ Robin W. Skophammer
   ------------------------------        --------------------------------
     S. CRAIG TOMPKINS                   ROBIN W. SKOPHAMMER
     President                           Chief Financial Officer
     April 14, 1999                      Treasurer and Secretary
                                         April 14, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated.

By:  /s/ James J. Cotter              By:  /s/ William D. Gould
   ------------------------------        --------------------------------
     JAMES J. COTTER                     WILLIAM D. GOULD
     Director                            Director
     April 14, 1999                      April 14, 1999



By:  /s/ Gerard P. Laheney            By:  /s/ Ralph B. Perry III
   ------------------------------        --------------------------------
     GERARD P. LAHENEY                   RALPH B. PERRY III
     Director                            Director
     April 14, 1999                      April 14, 1999



By:  /s/ S. Craig Tompkins            By:  /s/ Margaret Cotter
    -----------------------------        --------------------------------
     S. CRAIG TOMPKINS                   MARGARET COTTER
     Director                            Director
     April 14, 1999                      April 14, 1999

                      CRAIG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31,        DECEMBER 31,
                                                               1998                1997
                                                        ----------------    --------------------
ASSETS                                                          (IN THOUSANDS OF DOLLARS)
----------------------------------------------------    ----------------------------------------
CURRENT ASSETS

Cash and cash equivalents                                       $ 63,314              $ 98,202
Receivables                                                          582                 1,206
Restricted cash                                                      904                 4,755
Note Receivable                                                       --                   720
Inventories                                                          236                   194
Prepayments and other current assets                                 543                   589

------------------------------------------------------------------------------------------------
  Total current assets                                            65,579               105,666
------------------------------------------------------------------------------------------------

Equity investment in Citadel                                      12,962                 6,594
Equity investments in foreign affiliates                           5,187                 1,608
Note receivable from joint venture partners                        2,357                 1,771
Net investment in leased equipment                                 2,125                 2,125
Property held for development                                     32,949                14,714
Property and equipment, net                                       28,063                20,944
Other assets                                                       4,758                 2,468
Excess of cost over net assets acquired, net                      10,611                11,235

------------------------------------------------------------------------------------------------
  Total assets                                                  $164,591              $167,125
================================================================================================

         See accompanying notes to consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                         DECEMBER 31,            DECEMBER 31,
                                                                             1998                    1997
                                                                      ------------------     -------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                            (IN THOUSANDS OF DOLLARS)
------------------------------------------------------------          ------------------------------------------
CURRENT LIABILITIES:
Accounts payable                                                             $  3,155                  $  2,513
Film rental payable                                                             1,347                     1,637
Accrued property costs                                                          1,734                     3,319
Accrued taxes                                                                     495                       987
Property purchase commitments                                                   8,066                     3,516
Note payable                                                                      149                       645
Note payable to Citadel                                                         1,998                     1,998
Short term debt                                                                   594                        --
Other liabilities                                                                 596                     1,286

----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                      18,134                    15,901
----------------------------------------------------------------------------------------------------------------

Capitalized lease                                                                  --                       509
Note payable                                                                      920                     1,100
Other liabilities                                                               4,606                     3,735
Deferred tax liabilities                                                        8,368                     8,368

----------------------------------------------------------------------------------------------------------------
Total long term liabilities                                                    13,894                    13,712
----------------------------------------------------------------------------------------------------------------

Redeemable Preferred stock of Reading                                           7,000                     7,000

Minority interest in equity of subsidiaries                                    30,221                    32,273

Lease agreements and commitments

SHAREHOLDERS' EQUITY
Preferred stock, par value $.25, 1,000,000 shares
 authorized, none issued                                                           --                        --

Class A common preference stock, par value $.01, 10,000,000
 shares authorized, 8,734,065 issued and 7,058,412 and 7,006,912
 outstanding at December 31, 1998 and 1997, respectively                           87                        16
Class B common stock, par value $.01, 20,000,000 shares
 authorized, none issued                                                           --                        --
Common Stock, par value $.25, 7,500,000 shares authorized,
 5,444,065 shares issued and 3,628,612 and 3,762,912 outstanding  at
 December 31, 1998 and 1997, respectively                                       1,361                     1,361
Additional paid-in capital                                                     31,111                    30,828
Accumulated other comprehensive income                                         (6,000)                   (4,323)
Retained earnings                                                              89,257                    90,111
Cost of treasury shares, 3,491,106 and 3,408,306 at December 31, 1998
 and December 31, 1997, respectively                                          (20,474)                  (19,754)
----------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                     95,342                    98,239
----------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                   $164,591                  $167,125
================================================================================================================

         See accompanying notes to consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        YEARS ENDED DECEMBER 31,
                                                              1998                 1997                   1996
                                                       ------------------   ------------------     ------------------
                                                             (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                                       --------------------------------------------------------------
Revenues:
Theater:
 Admissions                                                       $24,792             $19,978            $ 12,986
 Concessions                                                        7,625               6,078               4,486
 Advertising and other                                              1,139                 928                 764
Real estate                                                           373                 180                 543
Equity in earnings of Stater                                           --                  --               1,608
Dividend income from Stater                                            --               4,330               5,978
Service income from Stater                                             --                 972               1,500
---------------------------------------------------------------------------------------------------------------------
                                                                   33,929              32,466              27,865
---------------------------------------------------------------------------------------------------------------------

Expenses:
Theater costs                                                      24,370              20,081              13,631
Theater concession costs                                            1,653               1,296                 821
Depreciation and amortization                                       2,570               1,737               1,664
Loss from joint venture                                               164                 207                 780
General and administrative                                         11,897              11,449               8,947
---------------------------------------------------------------------------------------------------------------------
                                                                   40,654              34,770              25,843
---------------------------------------------------------------------------------------------------------------------

(Loss) earnings from operations                                    (6,725)             (2,304)              2,022
Earnings from equity investments                                    1,739                 392               2,396
Other income (expense)                                               (587)              1,076               3,622
Interest income                                                     4,531               3,319               2,970
Gain from conversion of common stock interest in
 Stater                                                                --               2,002              58,978
---------------------------------------------------------------------------------------------------------------------
(Loss) earnings before taxes and minority
 interest                                                          (1,042)              4,485              69,988
Minority interest                                                   1,629                 133              (1,538)
---------------------------------------------------------------------------------------------------------------------
Earnings before taxes                                                 587               4,618              68,450
Provision for taxes                                                  (986)             (1,312)            (25,803)
---------------------------------------------------------------------------------------------------------------------
Net (loss) earnings                                                  (399)              3,306              42,647
Dividends paid on subsidiary redeemable
 preferred stock                                                     (455)               (455)                (95)
---------------------------------------------------------------------------------------------------------------------
Net (loss) earnings applicable to Craig common
 shareholders                                                     $  (854)            $ 2,851            $ 42,552
=====================================================================================================================

Basic (loss) earnings per share                                    $(0.08)              $0.26               $3.78
=====================================================================================================================
Diluted (loss) earnings per share                                  $(0.08)              $0.26               $3.76
=====================================================================================================================

         See accompanying notes to consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                               (IN THOUSANDS)


                               COMMON STOCK      CLASS A
                               OUTSTANDING    COMMON STOCK
                              --------------  -------------             ACCUMULATED
                                                                           OTHER                  TREASURY    TOTAL
                                       PAR             PAR   PAID-IN   COMPREHENSIVE  RETAINED      STOCK   SHAREHOLDERS'
                              SHARES  VALUE   SHARES  VALUE  CAPITAL   INCOME (LOSS)  EARNINGS     AT COST    EQUITY
                              ------  ------  ------  -----  --------  -------------  ---------   --------- ------------
Balances at
  Jan. 1, 1995                 5,444  $1,361   1,645    $16  $30,793      $   (10)     $44,708   $(12,846)    $64,022

Net Earnings                                                                            42,647                 42,647
 Foreign currency translation                                                 124                                 124
  adjustment                                                                                                   ------
        Comprehensive earnings                                                                                 42,771
                                                                                                               ------
Stock repurchases                                                                                  (7,585)     (7,585)
Issuance of treasury stock                                        35                                  677         712
Dividends paid on
 Reading redeemable
 preferred stock                                                                           (95)                   (95)
------------------------------------------------------------------------------------------------------------------------
Balance at
  Dec. 31, 1996                5,444   1,361   1,645     16   30,828          114       87,260    (19,754)     99,825

Net earnings                                                                             3,306                  3,306
Foreign currency translation                                               (4,437)                             (4,437)
  adjustment                                                                                                   ------
        Comprehensive (loss)                                                                                   (1,131)
                                                                                                               ------
Stock dividend declared                        5,385
Dividends paid on
 Reading redeemable
 preferred stock                                                                          (455)                  (455)
------------------------------------------------------------------------------------------------------------------------
Balances at
  Dec. 31, 1997                5,444   1,361   7,030     16   30,828       (4,323)      90,111    (19,754)     98,239

Net (loss)                                                                                (399)                  (399)
Foreign currency translation                                                                                   (1,677)
  adjustment                                                               (1,677)                             -------
        Comprehensive (loss)                                                                                   (2,076)
                                                                                                               -------
Stock repurchases                                                                                    (984)       (984)
Issuance of stock dividend                     1,704     71      (71)
Issuance of treasury stock                                       354                                  264         618
Dividends paid on
  Reading preferred stock                                                                (455)                  (455)
------------------------------------------------------------------------------------------------------------------------
Balances at
  Dec. 31, 1998                5,444  $1,361   8,734    $87  $31,111      $(6,000)     $89,257   $(20,474)    $95,342
========================================================================================================================

         See accompanying notes to consolidated financial statements.

                               CRAIG CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                       1998                   1997                   1996
                                                --------------------------------------------------------------------
                                                                   (IN THOUSANDS OF DOLLARS)
                                                --------------------------------------------------------------------
OPERATING ACTIVITIES
Net (loss) earnings                                     $   (399)               $  3,306               $ 42,647
Adjustments to reconcile net (loss) earnings
 to net cash provided by operating
 activities:
Gain on conversion of Stater common stock                     --                  (2,002)               (58,978)
Depreciation                                               1,895                   1,108                    706
Amortization                                                 675                     629                    958
Deferred rent expense                                        217                     406                    245
Equity earnings (losses) of affiliates                    (1,739)                   (392)                (3,134)
Write off of capitalized development costs                   542                   1,308                     --
Loss (gain) on disposal of assets                            634                     (15)                   (43)
Preferred stock dividend income                               --                      --                   (941)
Increase (decrease) in deferred taxes                         --                     160                 24,003
Minority interest                                         (1,629)                   (133)                 1,538
Changes in operating assets and
 liabilities:
(Increase) decrease in current assets                      1,348                   2,807                 (2,457)
Increase (decrease) in payables                             (571)                 (3,410)                 6,735
Increase (decrease) in film rental                          (284)                    545                    769
Increase (decrease) in other liabilities                    (447)                    654                   (134)
Other, net                                                   (27)                   (284)                  (270)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating
 activities                                                  215                   4,687                 11,644
--------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property held for development                (12,445)                 (5,106)                (7,332)
Purchase of property and equipment                       (11,083)                (14,783)                (3,872)
Payments on property purchase commitments                 (3,397)                    --                     --
Purchase of Angelika theaters                                 --                    (229)               (12,570)
Purchase of Reading stock from minority interests             --                    (819)                    --
Investment in joint ventures                              (2,601)                 (1,850)                    --
Loan to joint venture partners                              (594)                 (2,021)
Proceeds from Angelika judgment                               --                      --                  1,293
Proceeds from redemption of Stater                            --                  69,980                     --
 Preferred
Proceeds from redemption of Citadel                           --                      --                  6,191
 Preferred
Investment in Citadel and Big 4 Common                    (3,636)                 (1,998)                    --
 Stock
Investment in Royal George theater                        (1,369)                     --                     --
Investment in New York live theaters and
 City Cinemas                                             (1,332)                     --                     --
Cash acquired as a result of consolidation
 of Reading, net of acquisition costs                         --                      --                 41,412
Decrease (increase) in restricted cash                     3,664                  (1,421)                (1,478)
Other investments                                             --                      --                    (75)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing
 activities                                              (32,793)                 41,753                 23,569
--------------------------------------------------------------------------------------------------------------------

                               CRAIG CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                               YEARS ENDED DECEMBER 31,
                                                   1998                   1997                  1996
                                           --------------------------------------------------------------
                                                              (IN THOUSANDS OF DOLLARS)
                                           --------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from issuance of Reading
 redeemable preferred stock to Citadel                    --                     --                 7,000
Proceeds from minority partner for
 purchase of NY Angelika                                  --                     --                 2,068
Minority interest distributions                         (417)                  (371)                  (38)
Payment of Reading preferred dividends                  (455)                  (455)                  (95)
Payment of debt financing costs                           --                     --                  (256)
Proceeds from short-term debt                            601                     --                    --
Borrowings from affiliates                                --                  1,998                    --
Treasury stock repurchases                              (984)                    --                (7,585)
Proceeds from landlord                                    --                    280                    --
Decrease of note payable                                (766)                (1,500)                   --
Payment of debt and liabilities                           --                     --                (2,914)
---------------------------------------------------------------------------------------------------------
Net cash used in financing activities                 (2,021)                   (48)               (1,820)
---------------------------------------------------------------------------------------------------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES                 (289)                  (362)                  134
---------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                         (34,888)                46,030                33,527
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 THE PERIOD                                           98,202                 52,172                18,645

---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                     $ 63,314                $98,202               $52,172
=========================================================================================================

SUPPLEMENTAL DISCLOSURES:
  INTEREST PAID                                     $    220                $   207               $   239
  TAXES PAID                                        $    408                $ 2,405               $   139

         See accompanying notes to consolidated financial statements.

CRAIG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Craig Corporation and its wholly owned subsidiaries ("Craig" and the "Company") and its majority owned subsidiaries (collectively, the "Consolidated Company"). Such majority owned subsidiaries include the accounts of Reading Entertainment, Inc. ("REI" and together with its consolidated subsidiaries, "Reading").

     The Company's principal holdings at December 31, 1998 consisted of (i) common and preferred stock representing approximately 78% of the voting power of REI (ii) common shares representing approximately 16.4% of the outstanding common shares of Citadel Holding Corporation ("CHC" and collectively with its consolidated subsidiaries "Citadel") and, (iii) 16.4% of the outstanding common stock of Big 4 Ranch, Inc., a company owing a 40% interest in certain agricultural properties located in Kern County, California, and (iv) cash and cash equivalents. The Consolidated Company holds a 48% interest in Citadel and 49% interest in Big 4 Ranch, Inc.

     Through its majority owned subsidiaries, REI is principally in the business of developing and operating multi-plex cinemas in the United States, Puerto Rico, Australia and New Zealand and of developing, and eventually operating, entertainment centers in Australia. The Company operates its cinemas through various subsidiaries under the Angelika Film Centers and Reading Cinemas names in the United States (the "Domestic Cinemas"); through Reading Cinemas of Puerto Rico, Inc., a wholly owned subsidiary, under the CineVista name in Puerto Rico ("CineVista" or the "Puerto Rico Circuit"); through Reading Australia Entertainment Pty Limited (collectively with its subsidiaries referred to herein as "Reading Australia") under the Reading Cinemas name in Australia (the "Australia Circuit") and through a 50/50 joint venture in New Zealand under the Berkeley Cinema name. The Company's entertainment center development activities in Australia and New Zealand are conducted through Reading Australia and through affiliates of Reading New Zealand Ltd. (collectively referred to herein as "Reading New Zealand"), respectively.

     Through its ownership of REI, the Company principally operates in two business segments, cinema operations and real estate development (See Note 3).

     BASIS OF CONSOLIDATION: All significant intercompany transactions and accounts have been eliminated in consolidation. Minority interest in equity of subsidiaries reflects the minority stockholders' proportionate share of Reading and the Consolidated Company's other joint ventures. Investments in which the Consolidated Company holds a 20 to 50 percent ownership interest are accounted for using the equity method. Investments in other companies are carried at cost.

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

CRAIG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

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

     PROPERTY HELD FOR DEVELOPMENT: Property held for development consists of land (including land acquisition costs) acquired for the potential development of multiplex cinemas and/or entertainment centers and currently held either for such purposes or for other development purposes. Property held for development is carried at cost and, at such time that construction of the related multiplex cinema and/or entertainment center commences, is transferred to Property and Equipment with future construction costs accounted for as Construction-in-Progress.

     PROPERTY AND EQUIPMENT: Property and equipment is carried at cost. Depreciation of buildings, capitalized lease, leasehold improvements and equipment is recorded on a straight-line basis over the estimated useful lives of the assets or, if the assets are leased, the remaining lease term, whichever is shorter. The estimated useful lives are generally as follows:

          Building and Improvements              40 years
          Equipment                            7-15 years
          Furniture and Fixtures                5-7 years
          Leasehold Improvements                 20 years

     CONSTRUCTION IN PROGRESS AND PROPERTY DEVELOPMENT COSTS: Construction-in-progress and property development costs are comprised of direct costs associated with the development of potential cinemas (whether for purchase or lease) or entertainment center locations. Startup costs and other costs not directly related to the acquisition of long term assets are expensed as incurred.
Amounts are carried at cost unless management decides that a particular location will not be pursued to completion or if the costs are no longer relevant to the proposed project. If such a judgment is made, previously capitalized costs which are no longer of value to the Consolidated Company are expensed. Included in the Statement of Operations as "General and administrative expenses" are write-offs of such development costs for the years ended December 31, 1998, 1997 and 1996, amounting to approximately $542,000, $1,308,000 and $650,000, respectively.

     COST IN EXCESS OF NET ASSETS ACQUIRED: Cost in excess of net assets acquired resulted from the acquisition of the Angelika Film Center, a six screen cinema located in the Soho area of Manhattan, New York (the "NY Angelika") by Reading in August 1996 and the December 1997 acquisition of a five screen cinema located in Minneapolis, Minnesota (the "St. Anthony"). The amount of the purchase price of the NY Angelika assets in excess of the appraised value of the assets acquired is being amortized on a straight line basis over a period of 20 years. The fair value of the NY Angelika assets was determined by an

CRAIG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

independent appraiser. The purchase price of the St. Anthony is being amortized on a straight line basis over the remaining life of the lease which is approximately 5 years. Accumulated amortization at December 31, 1998 and 1997 was approximately $1,426,000 and $791,000, respectively.

     ADVERTISING COSTS: The Company expenses the costs of advertising as incurred. Advertising expense was $1,005,000, $670,000 and $376,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

     ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS: The Company accounts for its long lived assets consistent with Statement of Accounting Standard No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of" which requires the evaluation of the impairment of long lived assets, certain intangible assets and costs in excess of net assets related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

     TRANSLATION OF NON-U.S. CURRENCY AMOUNTS: The financial statements and transactions of Reading Australia's and Reading New Zealand's cinema and real estate operations are maintained in their functional currency (Australian and New Zealand dollars, respectively) and translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Assets and liabilities of such operations are denominated in their functional currency and translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the period. Translation adjustments are reported as a separate component of shareholders' equity. (See "Recent Accounting Pronouncements" below.)

     EARNINGS (LOSS) PER SHARE: Basic earnings (loss) per share is calculated by dividing net earnings (loss) applicable to common shareholders by the weighted average shares outstanding during the periods presented. The weighted average number of shares used in the computation of basic earnings (loss) per share was 10,777,325, 10,769,824, and 11,270,812, for the years ended December 31, 1998,
1997 and 1996, respectively. Diluted earnings (loss) per share, is calculated by dividing net earnings (loss) applicable to common shareholders by the weighted average common shares outstanding for the period presented plus the dilutive effect of stock options. The weighted average number of shares used in the computation of diluted earnings (loss) per share was 10,777,325, 10,966,079, and 11,331,185 for the years ended December 31, 1998, 1997 and 1996, respectively. During fiscal 1998 stock options to purchase 719,940 shares of Common Stock were outstanding at an average market price of $6.24 per share, however, the Company reported a net loss in Fiscal 1998 and therefore, the stock options were anti-dilutive in such period. Basic and diluted net earnings
(loss) per share for Fiscal 1998, 1997 and 1996 was calculated based on net earnings (loss) applicable to common stock shareholders, which includes a reduction for dividends declared on the redeemable preferred stock of REI amounting to $455,000, $445,000 and $95,000 (See Note 12).

     STOCK-BASED COMPENSATION: The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

CRAIG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

     RECENT ACCOUNTING PRONOUNCEMENTS: Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. SFAS 130 requires the Company's currency translation adjustment which, prior to adoption, was reported separately in shareholders' equity, to be included in accumulated other comprehensive income. Prior year amounts have been reclassified to conform to the requirements of SFAS 130.

     Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131,"Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes new standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information (See Note 3).

     RECLASSIFICATION: Certain amounts in previously issued financial statements have been reclassified to conform with the current presentation.

NOTE 2 -- ACQUISITION OF READING ENTERTAINMENT, INC. ("READING")

     During Fiscal 1996, Craig increased its voting ownership in Reading to approximately 78% through (1) the acquisition of shares on the open market at a cost of approximately $2,571,000, (2) the issuance of 66,042 shares of Craig Common Stock and (3) the consummation of a transaction between Craig, Reading, Citadel Holding Corporation ("CHC" and collectively with its consolidated subsidiaries, "Citadel") and certain of their affiliates (the "Stock Transactions") whereby Craig exchanged substantially all of its assets other than REI Common Stock for preferred and additional common stock of REI.

     In the Stock Transactions, Craig and its wholly owned subsidiary, Craig Management, Inc. ("CMI"), and Citadel contributed assets in exchange for REI convertible preferred and common stock and certain contractual rights. In the Stock Transactions, REI issued (i) 70,000 shares of Series A Voting Cumulative Convertible Preferred Stock, (the "REI Series A Preferred Stock"), to Citadel (See Note 12), and granted certain contractual rights to Citadel in return for $7,000,000 in cash and (ii) 550,000 shares of Series B 6.5% Voting Cumulative Convertible Preferred Stock with a stated value of $55,000,000, (the "REI Series B Preferred Stock"), and 2,476,190 shares of Common Stock to Craig in exchange for certain assets owned by Craig (the "Craig Assets"). The REI Series B Preferred Stock bears a cumulative dividend of 6.5%, payable quarterly and is convertible into REI common shares at a conversion price of $12.25 per share. The Craig Assets consisted of 693,650 shares of Stater Bros. Holdings, Inc.'s ("Stater") Series B Preferred Stock (the "Stater Preferred Stock"), a 50% membership interest in Reading International, of which an indirect wholly owned subsidiary of REI was the sole other member, and 1,329,114 shares of Citadel's 3% Cumulative Voting Convertible Preferred Stock, stated value $3.95 per share (the "CHC Preferred Stock").

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

     The contractual rights granted to Citadel in the Stock Transactions are set forth in an Asset Put and Registration Rights Agreement pursuant to which Citadel has the right (the "Asset Put Option"), until 30 days after REI files its Annual Report on Form 10-K for the year ending December 31, 1999, to require REI to acquire substantially all of Citadel's assets, and assume related liabilities (such as mortgages), for shares of REI Common Stock. In exchange for up to $20,000,000 in aggregate appraised value of Citadel assets on exercise of the Asset Put Option, REI is obliged to deliver to Citadel a number of shares of REI Common Stock determined by dividing the appraised value of the Citadel net assets by $12.25. The closing price of REI stock on December 31, 1998 was $7.875 per share. If the value of the Citadel net assets is in excess of $20,000,000, REI is obliged to pay for the excess by issuing common stock at the then fair market value for up to a maximum of $30,000,000 of assets. For financial reporting purposes, no value was allocated to the Asset Put Option, due to the belief that the value, if any, is immaterial and that the methods of valuing options include numerous subjective assumptions and are not intended to value non-transferable options such as the Asset Put Option. Also, in conjunction with the Stock Transactions, REI reimbursed Citadel for its out of pocket costs with respect to the transaction amounting to approximately $280,000.

     The acquisition of the REI securities by Craig has been accounted for as a purchase, and accordingly, the purchase price has been allocated to assets and liabilities based on their estimated fair values, after consideration of the recognition by REI of previously reserved deferred tax assets as of the date of the Stock Transactions (See Note 15). The aggregate purchase price of the fiscal 1996 Stock Transaction purchases of REI stock amounted to approximately $66,400,000, which amount represented the carrying value of the assets contributed in the exchange amounting to approximately $86,400,000, net of federal tax liabilities amounting to approximately $22,000,000 less transaction costs. Accordingly, the purchase, for financial statement purposes, resulted in negative goodwill in the amount of approximately $22,000,000, which goodwill was allocated to reduce the carrying value of previously reported intangible assets related to Craig's REI stock purchases and the beneficial leases and leasehold improvements purchased.

     Included in the accompanying Consolidated Statements of Operations as "Minority interest" and the Consolidated Balance Sheets as "Minority interests in equity of subsidiaries" for the years ended December 31, 1998 and 1997 is the 30.7% separate public ownership of REI, as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                                1998      1997     1996
                                                              -------  --------  -------

     Minority interest in earnings (loss) of Reading          $ 1,972  $  (330)  $ 1,471
     Minority interest in equity of Reading                   $28,294  $30,277   $31,316

NOTE 3 -- BUSINESS SEGMENTS AND GEOGRAPHIC AREA INFORMATION

     The Company, through its ownership of REI, develops and operates multiplex cinemas in the United States, Puerto Rico, Australia and New Zealand and is developing cinema based entertainment centers in Australia and New Zealand.

     In order to more accurately identify its operating activities and future development plans, the Consolidated Company undertook steps to separate its real estate development activities from its cinema operations during 1997. Accordingly, effective as of January 1997, the Consolidated Company

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

commenced operations in two business segments, cinema development and operations, and real estate development (entertainment center development activities). During 1996, the Consolidated Company principally conducted operations in one business segment, the development and operation of cinemas.

     The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is operating income (loss) from operations. Accounting policies of the business segments are the same as those described in the summary of significant accounting polices. (See Note 1.) Business segment assets are the owned or allocated assets used in each geographic or functional area.

     The corporate component of operating income (loss) from operations includes general and administrative expenses, and other income. Corporate assets primarily consist of corporate cash, the investments in Citadel and Big 4, net investment in leased equipment and certain other corporate property and equipment.

     The following sets forth certain information concerning the Company's two segments, real estate development and cinema operations, in 1997 and 1998, the only periods in which it operated in more than one segment:

                                           REAL ESTATE           CINEMA        CORPORATE AND
                1998                       DEVELOPMENT         OPERATIONS       ELIMINATIONS         CONSOLIDATED
                ----                       -----------         ----------       ------------         ------------
Revenues                                      $     0            $33,556           $   373              $ 33,929
Operating income (loss)                        (3,197)             2,511            (6,039)               (6,725)
Identifiable assets 2/3/4                      42,125             39,286            83,180               164,591
Depreciation and amortization                       0              2,394               176                 2,570
Capital expenditures 1/5                       12,445             11,011                72                23,528


                                          REAL ESTATE            CINEMA        CORPORATE AND
                1997                      DEVELOPMENT          OPERATIONS       ELIMINATIONS         CONSOLIDATED
                ----                      -----------          ----------       ------------         ------------
Revenues6                                     $     0            $26,984           $ 5,482             $ 32,466
Operating income (loss) 6                      (3,198)               778               116               (2,304)
Identifiable assets 2/3/4                      18,910             34,372           113,843              167,125
Depreciation and amortization                       0              1,531               206                1,737
Capital expenditures 1/5                        7,586             12,213                92               20,118

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

1 Real estate capital expenditures are net of "Purchase commitments" of $8,066,000 and $3,516,000 in 1998 and 1997, respectively.

2 Real estate identifiable assets includes investments in unconsolidated affiliates of $3,608,000 and $1,608,000 at December 31, 1998 and 1997,
  respectively.

3 Cinema operations identifiable assets includes investments in unconsolidated affiliates of $1,578,000 and $0 at December 31, 1998 and 1997, respectively.

4 Corporate identifiable assets includes investments in Citadel of $12,962,000 and $6,594,000 at December 31, 1998 and 1997, respectively.

5 Includes purchases of property held for development of $12,445,000 and $7,382,000 at December 31, 1998 and 1997, respectively.

6 Corporate revenue and operating (loss) in 1997 include "Dividend and service income from Stater" amounting to $5,302,000.

     The following table indicates the relative amounts of revenues from theater operations (excluding revenue from the Company's previous holdings in Stater) and property, plant, and equipment of the Company by geographic area during the three-year period ended December 31, 1998. The Company has no export revenues.

                                                                   1998           1997           1996
                                                               -------------  -------------  -------------
Revenues:

     Puerto Rico.............................................        $16,210        $15,186        $15,523
     Mainland United States..................................         11,507          8,158          3,256
     Australia...............................................          6,212          3,820              0

Property, plant & equipment:
     Puerto Rico.............................................         13,224          7,949
     Mainland United States..................................          8,819          7,160
     Australia/1/............................................         29,420         20,549
     New Zealand/2/..........................................          9,549              0

____________________
1 Includes property held for development of $23,400,000, $14,714,000 and $7,332,000 at December 31, 1998, 1997 and 1996, respectively.

2  Entire amount represents property held for development.

NOTE 4 -- THEATER ACQUISITION AND DEVELOPMENT ACTIVITIES

Domestic Activity
-----------------

     Reading sub-leased a three-screen cinema located in Sacramento, California in November 1998 and commenced operation of the eight-screen Houston Angelika cinema located in downtown Houston, in December 1997.

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

     Reading acquired the St. Anthony, a leased five-screen cinema, located in Minneapolis, Minnesota from a national cinema owner operator in December 1997. The cinema operates under the Reading Cinemas name. The former lessee was paid approximately $229,000 for the theater.

     Reading has under construction a 12 screen cinema in Manville, N.J. which is expected to open in mid 1999.

     In August 1996, Reading and Sutton Hill (a partnership affiliated with City Cinemas, a Manhattan-based cinema operator, owned in equal parts by James J. Cotter and Michael Forman, the controlling shareholders of the Company), acquired the Angelika Film Center, a multiplex cinema located in Soho area of New York City (the "NY Angelika"). The purchase price was approximately $12,570,000 inclusive of acquisition costs of approximately $529,000. Reading and Sutton Hill formed a limited liability company, Angelika Film Centers LLC ("AFC"), to hold their interest in the NY Angelika. AFC acquired the NY Angelika assets with a combination of available cash, a promissory note collateralized by escrowed cash issued to the sellers in the amount of $2,000,000 (the "Sellers Note") and credit in full satisfaction of a judgment encumbering certain of the stock of the sellers. The final payment on the Sellers Note of $500,000 was made in February 1998.

     Reading contributed 83.3% of the capital of AFC and Sutton Hill contributed the remaining 16.7%. The operating agreement of AFC provides that all depreciation and amortization (the "Special Deductions") will first be allocated to Sutton Hill until the aggregate amount of such Special Deductions equals Sutton Hill's initial investment. Thereafter, Reading will receive all Special Deductions until the relative ownership interests are equal to the initial ownership interests of the parties. Sutton Hill has agreed to subordinate its interest in AFC to Reading's interest in order to permit Reading to pledge AFC and its assets as collateral to secure borrowing by Reading. In addition, Sutton Hill has agreed that Reading will be entitled to receive up to 100% of the proceeds of borrowing by AFC, up to the amount of Reading's initial capital contribution to AFC.

     The Houston Angelika, the St. Anthony and the NY Angelika are managed by City Cinemas, a New York motion picture exhibitor and an affiliate of Sutton Hill, pursuant to management agreements. The management agreements for the St. Anthony and the Houston Angelika provide for City Cinemas to receive a fee equal to 2.5% of revenues. The NY Angelika management agreement provides for the payment of a minimum fee of $125,000 plus an incentive fee equal to 50% of annual cash flow (as defined) over prescribed levels provided, however, that the maximum annual aggregate fee cannot exceed 5% of NY Angelika's revenues.

     Reading's 83.3% interest in the NY Angelika was accounted for using the purchase method and the NY Angelika's operating results since the acquisition on August 27, 1996 have been consolidated with the operating results of the Consolidated Company. Sutton Hill's initial capital investment and share of the NY Angelika's net earnings for the period subsequent to the acquisition of the NY Angelika have been recorded as "Minority interest's in equity of subsidiaries" in the Consolidated Balance Sheet as of December 31, 1998 and 1997 in the amount of approximately $1,853,000 and $1,967,000, respectively.

     The unaudited pro forma consolidated operating results set forth below assume that the acquisition of the NY Angelika was completed at the beginning of 1996 and include the impact of certain

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

adjustments, including amortization of intangibles, depreciation and reductions in interest and dividend income resulting from payment of the purchase price.

                                           YEAR ENDED DECEMBER 31, 1996
                                           ----------------------------
Revenues                                           $ 32,364
                                                    =======
Net earnings                                       $ 42,505
                                                    =======
Earnings per share:
     Basic                                         $   3.77
                                                    =======
     Diluted                                       $   3.75
                                                    =======

     New York Acquisition - In December 1998, Reading entered into an Agreement in Principle with Sutton Hill to lease and operate the cinemas constituting the City Cinemas Circuit located in Manhattan and to acquire three live "Off Broadway" theaters (the "Theater Transaction") also located in Manhattan. Pursuant to the Agreement in Principle, Reading will also acquire the 16.7% interest in AFC not already owned by it and certain management rights with respect to three other cinemas located in Manhattan (the acquisition of the cinemas, the management rights and the minority interest in the AFC are collectively referred to as the "Cinema Transactions"). In addition to the six-screen NY Angelika, Reading will operate a total of 16 screens in four locations and manage an additional six screens in three locations upon conclusion of the Cinema Transactions, for a total of 28 screens in Manhattan.

     Reading will lease the City Cinemas Circuit for an initial term of ten years. In addition, Reading will acquire, in consideration of an option payment of $5 million ($4 million of which is payable eighteen months from closing), the right to purchase, at the end of the initial term of the lease, the City Cinemas Circuit for a purchase price of $44 million (including the option fee). The City Cinemas Circuit includes the right to acquire the fee interests underlying two of the cinemas for $4 million. Reading will acquire the 16.7% interest in AFC for $4.5 million which purchase price will be paid in a ten-year installment sale note. Reading has agreed to provide to the sellers, at the election of the sellers, standby credit facilities of up to $32.5 million maturing in 10 years.

     The Agreement in Principal provides that Reading will acquire the three live theaters from Off Broadway Investments, Inc. ("OBI"), Messrs. Cotter and Forman's wholly owned company, in exchange for approximately 1.1 million shares of REI Common Stock valued at $9.00 per share. The closing price of the Common Stock on December 2, 1998 was $9.00, the date the Agreement in Principle was approved by Reading. If any of the conditions to REI's obligation to issue Common Stock are not satisfied, the acquisition will close on a cash basis, for a purchase price of approximately $9.9 million. Two of the three OBI theaters are owned by OBI and the third leased with a right of first refusal over any sale of the property.

     In connection with the Cinema Transactions, Reading has made a deposit of $1,000,000. Such deposit is included as a component of "Other Assets" in the Consolidated Balance Sheet.

     Closing of the transactions are subject to certain conditions, including approval by the REI Conflicts Committee and City Cinemas of the definitive documentation memorializing the transactions, the issuance of fairness opinions and, in the case of the issuance of the Common Stock, the approval of the shareholders of REI. The issuance of 1.1 million shares of REI stock to Messrs. Cotter and Forman upon the purchase of OBI would result in a decrease of the Company's voting ownership of REI to 72%

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

as compared to 78% as of December 31, 1998.

     On March 18, 1999, Reading acquired the Royal George Theatre, a multi-stage theater offering live "Off Broadway" type live performances. The $2,800,000 purchase was funded through application of a $1,300,000 deposit (made prior to December 31, 1998 and included as a component of "Other assets" in the Consolidated Balance Sheet), and a seller provided purchase mortgage of $1,182,000 due May 2000.

     Puerto Rico
     -----------

     Reading acquired CineVista effective in 1994. Since that time Reading has opened three new cinemas with a total of twenty-two screens, including the opening of an eight-screen cinema at one location in June 1998 which replaced a six-screen cinema at the same location. CineVista currently has twelve screens under construction and scheduled to open during the fourth quarter 1999.

     New Zealand
     -----------

     During 1998, Reading New Zealand Limited (together with its subsidiaries, "Reading New Zealand") entered into two 50/50 joint ventures, one of which currently operates nine screens in two locations and has an additional 4 screens under construction.

     The second joint venture owns a parcel of land on which the joint venture intends to develop an entertainment center featuring a 12 screen multiplex cinema. In addition, Reading New Zealand has acquired ownership of a property adjacent to the joint venture site and a multiple story parking garage also located adjacent to the joint venture site. Reading New Zealand's joint venture partner has an option through November, 1999 to acquire a 50% interest in each of these properties (See Note 6).

NOTE 5 -- INVESTMENT IN CITADEL HOLDING CORPORATION ("CITADEL") AND BIG 4 RANCH, INC. ("BRI")

     Citadel, whose stock is traded on the American Stock Exchange, has been engaged primarily in the business of owning and managing commercial properties and, since December 31, 1997, the management of the farming operations of Big 4 Agricultural Properties described below. Also, as described in Note 2, in October 1996, Citadel invested $7,000,000 to acquire 70,000 shares of REI Redeemable Cumulative Voting Convertible Stock (Note 12), which represents 5% of the outstanding voting securities of REI, and an Asset Put Option.

     During 1998, the Consolidated Company increased its common stock ownership in Citadel to approximately 3,209,779 shares (48%) from 2,230,473 shares (33.4%) at December 31, 1997. In addition to the purchase of 979,306 CHC shares, the Consolidated Company purchased 1,091,806 shares of BRI from the sellers of the CHC securities. The purchase price of 430,106 CHC securities and BRI securities by Craig was $4.625 per share and $0.125 per share, respectively, and the purchase price of the CHC securities and BRI securities by REI were $3.875 and $0.125 per share, respectively. The purchase of such shares by Craig was consummated pursuant to the delivery by the Consolidated Company of $3,636,000 and the issuance of 51,500 treasury shares of Craig Corporation Class A Common Preference Stock. The issuance of the Company's Class A Common Preference Stock was reflected in the Balance Sheet as an increase to

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

shareholders' equity in the amount of $618,000 as of December 31, 1998.

     As of December 31, 1998 and 1997, the Consolidated Company's investment in Citadel was $12,962,000 and $6,594,000, respectively. Retained earnings represented by undistributed earnings of the Consolidated Company's investment in Citadel amounted to approximately $4,253,000 at December 31, 1998. Based upon the closing price of Citadel's common stock of $3.9375 at December 31, 1998, the aggregate market value of the Consolidated Company's common stock interest in Citadel was approximately $12,638,000.

     The following summarizes earnings (losses) from the Consolidated Company's investment in Citadel as included in the accompanying Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.


                                      YEARS ENDED DECEMBER 31,
                                        1998    1997    1996
                                      --------  -----  -------

Equity earnings                         $2,233  $ 392   $1,526
Preferred stock dividends                   --     --      154
Preferred stock redemption premium          --     --      716
                                                -----   ------
                                        $2,233  $ 392   $2,396
                                        ======  =====   ======

     Between November 1994 and December 1996, the Consolidated Company owned 1,329,114 shares of Citadel 3% Cumulative Voting Convertible Preferred Stock (the "CHC Preferred Stock") with a Stated Value of $5,250,000. In December 1996, Citadel exercised its right to redeem the CHC Preferred Stock. The Consolidated Company received the stated value of $5,250,000, plus all accrued and unpaid dividends and a redemption premium of $941,000, which premium, net of the amount attributable to the Consolidated Company's common stock interest, is included in "Earnings from equity investments" in the Consolidated Statement of Operations for the year ended December 31, 1996.

     On December 29, 1997, Citadel capitalized a wholly owned subsidiary, BRI., with a cash contribution of $1,200,000 and then distributed 100% of the shares of BRI to Citadel's common shareholders of record as of the close of business on December 23, 1997, as a spin-off dividend. The Consolidated Company received 2,213,043 shares or 33.4% of BRI. The Company recorded such distribution of Big 4 Ranch, Inc. as a reduction of its investment in Citadel in the amount of approximately $401,000 and a corresponding increase as investment in Big 4 Ranch, Inc., which is included in "Other Assets" at December 31, 1997. As described above in 1998, the Company increased its ownership in BRI to approximately 49% for a purchase price of approximately $136,000.

     In 1997, BRI (owning 40%), Citadel (owning 40%) and Visalia LLC (owning 20%; a limited liability company controlled by Mr. James J. Cotter, the Chairman of the Board of Craig, REI and Citadel, and owned by Mr. Cotter and certain members of his family including Margaret Cotter) entered

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

into three general partnerships, which partnerships acquired on December 31, 1997 certain agricultural properties located in Kern County, California (purchase price amounting to approximately $7,600,000). The acquisition was financed by a 10-year purchase money mortgage in the amount of $4,050,000, a line of credit from Citadel and pro rata contributions from the partners. Through the Consolidated Company's holding in Big 4 Ranch, Inc., and Citadel, the Company owns approximately 38% of such partnerships at December 31, 1998. In December 1998, the Partnerships suffered a freeze which destroyed the 1998-1999 citrus crop. The Partnerships have no funds to repay a $1,850,000 million line of credit from Citadel or fund the estimated $2,640,000 required to fund costs associated with production of a 1999-2000 crop and complete the proposed 1999 planting, other than to call upon the partners for funding or borrowing further funds from Citadel. BRI has no funds or resources with which to provide such funding, other than to call upon its separate line of credit from Citadel. As a result of the freeze, the book value of BRI was essentially reduced to zero and, accordingly, the Consolidated Company recorded a loss of approximately $520,000, which loss is included in the Statement of Operations for the year ended December 31, 1998 as a component of "Earnings from equity investment". To date, Citadel has continued to provide the funding required by the Partnerships, but no assurances can be given that Citadel will continue to provide the funding.

     Summarized financial information of Citadel as of December 31, 1998 and 1997 and for each of the three years ended December 31, 1998 follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------
CONDENSED BALANCE SHEETS:                                      1998                       1997
-------------------------                                      ----                       ----
Cash and cash equivalents                                   $ 4,367                    $ 4,364
Rental Properties and Properties held for sale               13,877                     13,652
Investment in Reading                                         7,000                      7,000
Investment and advance to Agricultural
 Partnerships                                                 1,561                      1,960
Other assets                                                  3,842                      1,884
Deferred tax asset                                            4,398                         --
Accrued and other liabilities                                 2,080                      1,411
Mortgage liabilities                                          9,224                      9,395
Stockholder's equity                                         23,741                     18,054

                                                                      YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------------
CONDENSED STATEMENTS OF OPERATIONS:                           1998              1997               1996
-----------------------------------                           ----              ----               ----
Revenues                                                   $ 5,985            $ 5,350           $ 5,101
Expenses                                                    (4,982)            (4,665)           (5,107)
Loss from investment in Agricultural Partnerships             (990)                --                --
Dividends from Reading                                         455                455                95
Interest income                                                391                451               844
Gain (loss) on sale of rental property                          --                (16)            1,493
Gain from investment in Fidelity                                --                 --             4,000
Income tax benefit (expense)                                 4,828                (45)               --
                                                           -------            -------           -------
Net earnings                                               $ 5,687            $ 1,530           $ 6,426
                                                           =======            =======           =======

      Citadel's net earnings in 1998 include an income tax benefit of $4,828,000 resulting principally from the reversal of previously reserved deferred income tax benefits offset, in part, by Citadel's share of

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

equity losses from its investment in the Agricultural Partnerships amounting to approximately $990,000.

     Citadel's net earnings for the year ended December 31, 1998, 1997 and 1996 include dividends, interest income and consulting fees from the Consolidated Company amounting to $1,022,000, $820,000, and $264,000, respectively.

     Citadel's net earnings for the year ended December 31, 1996 are inclusive of non-recurring income of $4,000,000 from the recognition for financial statement purposes of previously deferred proceeds from the bulk sale of loans and real estate by a previously owned subsidiary of Citadel.

     During 1997, Craig acquired 666,000 CHC shares upon the exercise of a warrant at a cost of approximately $3.00 per share, or $1,998,000. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note in the amount of $1,998,000, secured by 500,000 shares of REI Common Stock. Interest is payable quarterly in arrears at the prime rate, which amounted to 7.75% at December 31, 1998. Interest expense paid pursuant to this note amounted to approximately $169,000 and $125,000 for the years ended December 31, 1998 and 1997, respectively. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following Citadel's written demand for payment and has been included in the accompanying Balance Sheet as "Note Payable to Citadel."

NOTE 6 - EQUITY INVESTMENTS IN FOREIGN AFFILIATES

     Whitehorse Property Group
     -------------------------

     In November 1997, Reading Australia acquired a 50% interest from Burstone Victoria Pty. Ltd. ("Burstone") in the Whitehorse Property Group Unit Trust ("WPG") for approximately $1,600,000. WPG owns a shopping center located near Melbourne, Australia located on land leased pursuant to a long-term lease. WPG is currently studying the redevelopment of the Whitehorse Shopping Center as an entertainment center through development of a multiplex cinema, and complementary restaurants and retail shops. The carrying value of the investment at December 31, 1998 of approximately $1,483,000 is included in "Equity investments in foreign affiliates" in the Consolidated Balance Sheet.
In conjunction with Reading Australia's acquisition of its interest in WPG, Reading Australia loaned approximately $1,400,000 to the joint venture partner, the proceeds of which were used by the joint venture partner to acquire its interest in WPG. The loan balance of $1,463,000 (inclusive of interest at 7.5% per annum) at December 31, 1998 is included as "Notes Receivable from joint venture partners" in the Consolidated Balance Sheet. Pursuant to the Joint Venture Agreement, Reading Australia guarantees the repayment of 50% of a secured bank loan which is owed by WPG. The principal outstanding on the loan totaled approximately $7,200,000 at December 31, 1998, resulting in a guarantee by the Company of approximately $3,600,000. The loan bears interest at a rate equal to the cost of funds plus 1.7% or approximately 6.56% at December 31, 1998 and is due in November 1999. WPG's net income for the year ended December 31, 1998 totaled $50,000 and the Consolidated Company's share of such income was $26,000, which amount is included in the Consolidated Statement of Operations for the year ended December 31, 1998 as "Earnings from equity investments". WPG's results for the two months ended December 31, 1997 were immaterial and not included in the Company's Consolidated Statement of Operations. WPG's assets and liabilities totaled $10,458,000 and $7,590,000, respectively, at December 31, 1998. In December 1998, WPG entered into a purchase agreement which provides WPG with the right to acquire the fee interest in the land on which the shopping center is located for approximately

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

$3,700,000, provided that the joint venture spends at least approximately $6,100,000 to redevelop the center.

     New Zealand Joint Ventures
     --------------------------

     During the second quarter of 1998, Reading New Zealand entered into two 50/50 joint ventures, one with a cinema operator and one with a property developer in New Zealand (the "NZ JVs"). At December 31, 1998, the Company's aggregate investment in these joint ventures totaled $3,703,000. This amount is reflected in the December 31, 1998 Consolidated Balance Sheet under "Equity investments in foreign affiliates." In connection with the cinemas joint venture, the Company has made a loan to the joint venture of $588,000 in order to finance a portion of the acquisition price of a multiplex cinema and the underlying property and acquire certain land on which the joint venture intends to develop on entertainment center.

NOTE 7 -- INVESTMENT IN STATER BROS. HOLDINGS, INC.
          ("SBH" and together with its subsidiaries, "STATER")

     Stater is a supermarket chain in Southern California. Between 1989 and March 8, 1996, Craig held a 50% common stock interest in SBH which for accounting purposes was accounted for in accordance with the equity method of accounting. During March 1994, Craig consummated several agreements with Stater which, among other things, provided Stater with the right to convert the Company's common stock interest in SBH into a preferred stock and an option to purchase the Company's equity interest in SBH at a formula price. Also, as part of the transactions, Craig entered into a consulting agreement with Stater pursuant to which Craig, among other things, agreed to render consulting services for through March 1999 for $1,500,000 annually.

     The following summarizes earnings from the Consolidated Company's investment in Stater prior to the repurchase of such investment and termination of the consulting agreement by Stater in August 1997 as included in the accompanying Consolidated Statements of Operations for the years ended December 31, 1997 and 1996:

                                                          YEARS ENDED DECEMBER 31,
                                                              1997         1996
                                                          -----------  -----------
Dividend income                                               $4,330      $ 5,978
Service fee income                                               972        1,500
Gain on conversion/repurchase of investment in Stater          2,002       58,978
Equity in earnings in Stater                                      --        1,608
                                                              ------      -------
                                                              $7,304      $68,064
                                                              ======      =======

     Effective March 8, 1996, Stater exercised its right to convert all Craig's common stock in Stater into 693,650 shares of Stater Series B Preferred Stock, stated value $100 per share (the "Stater Preferred Stock"). The Stater Preferred Stock had a liquidation preference and redemption value of $69,365,000 and a cumulative dividend preference beginning at 10.5%. Upon this conversion, the Consolidated Company discontinued the use of the equity method of accounting for its investment in Stater. Prior to this conversion, the carrying value of Craig's 50% common stock interest, net of the $14.65 option proceeds

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31,1998
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


received in 1994, amounted to approximately $9,000,000. During the twelve months ended December 31, 1996, Craig recorded approximately $58,978,000 of the difference between $67,978,000 (98% of the stated value of the Stater Preferred Stock) and Craig's net carrying value of its previous common stock investment amounting to $9,000,000 as "Gain from conversion of common stock interest in Stater".

     In October 1996, the SBH Preferred Stock was transferred to Reading in the Stock Transactions. In August 1997, the SBH Preferred Stock was repurchased in its entirety by SBH and the Consulting Agreement between the Company and Stater was terminated. Upon its repurchase in August 1997, the Consolidated Company recognized income of approximately $2,002,000 comprised of (i) $1,387,000 (difference between the approximately $69,365,000 stated value of the SBH Preferred Stock and the $67,978,000 carrying value) and (ii) $615,000 received from Stater at the time of the SBH Preferred Stock repurchase for REI's agreement to enter into a covenant-not-to-compete for a one year period.

NOTE 8 -- NET INVESTMENT IN LEASED EQUIPMENT

     During 1996, a wholly-owned subsidiary of REI purchased computer equipment for $40,934,000 which equipment was leased to various retail companies (the "User Leases"). Concurrent with the purchase of the equipment, the Company leased the equipment back to the seller, subject to the User Leases, for a period of five years (the "Wrap Lease"). Reading's investment in the equipment was funded through a cash payment of $1,944,000 and the issuance of a non-recourse promissory note (the "Promissory Note") in the amount of $38,900,000. Payments due under the Wrap Lease were subsequently sold to a third party in return for a $32,000 payment and assumption by the purchaser of all obligations under the Promissory Note. Reading has retained all rights and interest in the equipment subject to the User Leases and the Wrap Lease. Therefore, Reading has rights to the residual value of the equipment upon conclusion of the Wrap Lease (which term exceeds the term of the User Leases). The residual interest has been reflected at its net cost, $2,125,000, in the Consolidated Balance Sheet at December 31, 1998 and 1997 as "Net investment in leased equipment."

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31,1998
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

NOTE 9 -- PROPERTY, PLANT AND EQUIPMENT

     The Consolidated Company's property, plant and equipment at December 31, 1998 and 1997 consisted of the following:

                                       DECEMBER 31, 1998      DECEMBER 31, 1997
                                       ------------------     -----------------
Land*                                        $   378                $   401
Buildings                                      1,858                  1,959
Capitalized lease premises                        --                    538
Leasehold improvements                        15,722                  9,007
Equipment                                      9,205                  8,074
Construction in progress                       5,714                  4,599
                                             -------                -------
Property, plant and equipment                 32,877                 24,578
Less: Accumulated depreciation                (4,814)                (3,634)
                                             -------                -------
Property, plant and equipment, net           $28,063                $20,944
                                             =======                =======

_________________________

     *Includes land associated with owned cinema properties. Does not include land held for development, which is included in "Property held for development" in the Consolidated Balance Sheets.

NOTE 10 -- LEASE AGREEMENTS AND COMMITMENTS

     Annual base rent expense is determined by amortizing total minimum lease obligations on a straight line basis over the lease terms. The Consolidated Company's base rental expense for the twelve months ended December 31, 1998, 1997 and 1996 was $4,753,000, $4,225,000 and $2,974,000. Subrental income paid by Citadel to Craig for the rental of office space to Citadel amounted to $2,000 monthly since July 15, 1995. In 1998, 1997 and 1996, contingent rental expense under operating lease totaled $134,000, $25,000 and $220,000, respectively. The following separately summarizes the lease and purchase commitments of Craig and Reading.

Craig
-----

     Craig leases certain office space under a lease expiring in October 2001. The lease agreements require that Craig pay for its share of building operating costs and taxes, which together with the base rent is estimated at $75,000 annually.

     During the year ended December 31, 1996, Craig entered into a 50/50 corporate joint venture in a newly formed company, Hope Street Hospitality LLC, established to develop the concept for a chain retail store/restaurant specializing in woodfire baked goods. To date, the joint venture has had significant operating losses and, accordingly, the Company has reported in the Statements of Operations for the year ended December 31, 1998, 1997 and 1996, a loss from this joint venture of $163,000, $207,000 and $780,000, respectively, representing the operating losses and cost writedowns incurred as a result of the development nature of this venture. In addition, Craig has signed as a corporate guarantor, the facility lease obtained by Hope Street Hospitality LLC. The lease commenced on March 1, 1996, the terms of which

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31,1998
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARES DATA)

included a prepayment of approximately $150,000 and annual minimum payments of approximately $103,000, to be paid monthly for ten years.

Reading Leases and Purchase Commitments
---------------------------------------

     CineVista and the Domestic Cinemas conduct their operations in leased premises. Two of Reading Australia's four operating multiplexes are in leased facilities. The cinema leases have remaining terms inclusive of options of 10 to 40 years. Certain of the cinema leases provide for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum. Substantially all of the leases require the payment of property taxes, insurance and other costs applicable to the property. Reading also leases office space, warehouse space and equipment under noncancellable operating leases. All leases are accounted for as operating leases.

     Future minimum lease payments by year and in the aggregate, under noncancellable operating leases consist of the following at December 31, 1998:


                                                 OPERATING LEASES
     1999                                           $ 3,925
     2000                                             4,779
     2001                                             4,768
     2002                                             4,644
     2003                                             4,168
     Thereafter                                      76,789
                                                    -------
     Total net minimum lease payments               $99,073
                                                    =======

     At December 31, 1998, Reading had commitments for major capital expenditures, property purchase commitments, and purchase money debt commitments for 1999 and thereafter which totaled approximately $72,000,000 inclusive of approximately $57,100,000 related to Australia and New Zealand projects. Included in this amount are projected construction and equipment expenditures of approximately $48,740,000 for 1999 comprised of the following: $26,900,000 relating to commitments under seven cinema leases with a total of 64 screens which are anticipated to be completed in 1999, $11,200,000 relating to property purchase commitments, and $12,200,000 relating to construction and fixture expenditures with respect to an entertainment center with a 10 screen cinema and a 4 screen cinema presently under construction both of which are located on land owned by the Consolidated Company and anticipated to be completed in 1999. Also included with respect to periods after 1999 are a development commitment of approximately $20,500,000 and a $1,200,000 purchase mortgage commitment (See
Note 16). The U.S. dollar cost of such Australia and New Zealand projects was based on a conversion rate of .6133 U.S. dollars to each Australian dollar and a conversion rate of .5282 U.S. dollars to each New Zealand dollar. Amounts reflect as commitments may fluctuate based upon foreign exchange rates at the time of payments.

     In 1999, Reading entered into a theater purchase mortgage and a property purchase agreement which requires the payment of approximately $4,500,000 in May 2000. In addition, pursuant to the provisions of an Agreement in Principle (See
Note 4), if Reading completes the Cinemas Transaction, it will be required to provide the existing owners, with a ten-year line of credit of up to $32,500,000

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

commencing 18 months from the conclusion of the transaction and will be required to pay $4,000,000 pursuant to a deferred option fee 18 months from closing. While no assurances can be given that the transaction will be concluded, management presently anticipates closing to occur in the second quarter of 1999, in which case such amounts would be funded in late 2000.

     The Agreement in Principle contemplates the acquisition of certain live theater assets, in exchange for stock. However, under certain circumstances, Reading could be required to fund the Theater Transaction with a cash payment of approximately $9,900,000. While no assurances can be given that the Theater Transaction will be completed, management presently anticipates closing of the transaction in the second quarter of 1999 and that the transaction will be structured as a stock transaction and not as a cash transaction.

     Under the terms of the joint venture agreement with WPG (see Note 6), the Company has guaranteed approximately $3,600,000 of WPG debt.

NOTE 11 -- BANK CREDIT FACILITIES

     CineVista recently renegotiated a bank credit line reducing the amount available thereunder from $7,500,000 to $6,000,000. The revolving credit agreement (the "Credit Agreement") expires in March 2003. Under terms of the Credit Agreement, CineVista may borrow up to $6.0 million to fund new cinema development costs. Commencing June 30, 1999 the commitment under the Credit Agreement is reduced pursuant to increasing quarterly amounts over the balance of the loan term. At December 31, 1998 and 1997, no amounts were outstanding under the Credit Agreement.

     As security for the loan, CineVista has pledged substantially all of its assets. In addition, the stock of CineVista's parent company has been pledged as security for the loan. In conjunction with the loan, the Company has also agreed to subordinate to the lender its right to payment of certain loans and fees payable by CineVista to the Company under certain circumstances.

     The provisions of the Credit Agreement require CineVista to maintain a minimal level of net worth and other financial ratios, restrict the payment of dividends, and limit additional borrowing and capital expenditures. Borrowings under the Credit Agreement accrue interest at LIBOR (the London Interbank Offered Rate) plus 2.25%, or the base rate plus 1/2 of 1%, at CineVista's election. In accordance with the provisions of the Credit Agreement, CineVista is required to pay a commitment fee on the unused commitment equal to 1/2 of 1%.

     In July 1998, Reading New Zealand borrowed approximately $600,000 from a commercial bank. The one year borrowing accrues interest at 11% and is secured by a Reading New Zealand's interest in a joint venture property.

NOTE  12 -- REDEEMABLE PREFERRED STOCK OF READING

     The 70,000 shares of REI Series A Preferred Stock have a stated value of $100 per share or $7,000,000 and holders of the REI Series A Preferred Stock are entitled to receive cumulative dividends at the rate of $6.50 per share. Citadel has the right during the 90 day period beginning October 15, 2001, or in the event of a change of control of REI, to require REI to repurchase the Series A Preferred Stock at, its

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


stated value plus accrued and unpaid dividends or, in the case of a change in control, a premium. In addition, the holders of the Series A Preferred Stock may require REI to repurchase the shares at the stated value plus accrued and unpaid dividends in the event that REI fails to pay dividends on the Series A Preferred Stock in any four quarterly periods. In the event of a change in control of REI, the holders of a majority of the Series A Preferred Stock may require redemption at a premium. Due to the redemption provisions, the Series A Preferred Stock has not been included as a component of Shareholders' Equity in the Consolidated Balance Sheet and is separately categorized as "Redeemable Preferred Stock of Reading", until such time that the redemption provision is exercised.

     Each share of Series A Preferred Stock is convertible into shares of REI Common Stock at a conversion price of $11.50 per share. REI also has the right to require conversion of the Series A Preferred Stock in the event that the average market price of the REI Common Stock over a 180 day period exceeds $15.525 per share. REI may, at its option, redeem the Series A Preferred Stock at any time after October 15, 2001, in whole or in part, at a redemption price equal to a percentage of the stated value (initially 108%, declining 2% per annum until the percentage equals 100%) plus accrued and unpaid dividends to the date of redemption. Dividends paid during the years ended December 31, 1998, 1997 and 1996 amounted to approximately $455,000, $455,000 and $95,000, respectively.

NOTE 13 -- COMMON AND CLASS A COMMON PREFERENCE STOCK

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

     On December 15, 1997, the Board of Directors declared a stock dividend which provided all Common Stock and Class A Common Preference Stock shareholders of record on January 5, 1998 to receive one share of Class A Common Preference Stock. Such stock distribution occurred on February 5, 1998 resulting in an increase in the outstanding Class A Common Preference Stock to 7,006,912 shares. In addition, at the date of stock distribution, the Company held 1,704,412 shares of the Company's Common Stock (1,683,912) and Class A Common Preference Stock (23,000) in treasury and received a Class A Common Preference stock dividend on such treasury shares. Approximately $71,000 was transferred from additional paid in capital to the Class A Common Preference account to record this stock distribution in February 1998.

     Craig repurchased 134,300 common shares in Fiscal 1998 and 539,100 common shares in Fiscal 1996 at a purchase price of approximately $984,000 and $7,585,000, respectively. Subsequent to December 31, 1998, the Company has repurchased an additional 47,500 shares at an aggregate cost of approximately $311,000.

     As described in Note 4, the Company issued 51,500 shares of Class A common Preference stock in connection with the Company's purchase of CHC and Big 4 common stock which resulted in an increase in shareholders' equity of approximately $618,000.

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


     On May 17, 1996, Craig agreed to purchase 67,000 shares of Reading Common stock from the Chairman of the Board, James J. Cotter, in exchange for 66,042 shares of its Common stock. Issuance of these shares was recorded based on the closing price of Reading Company Common stock on May 17, 1996, or $10.625 per share, as an increase to shareholders' equity amounting to approximately $712,000.

NOTE 14 -- STOCK OPTIONS AND PENSION PLANS

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

     As described in Note 13, the Board of Directors declared a stock dividend of Class A Common Stock on December 5, 1997. The stock option data below has been adjusted to reflect the stock option activity since January 1, 1996 as if the adjustments to the options granted had occurred on such date. The stock distribution had the effect of increasing the number of shares outstanding under option. With the exception of the Chairman of the Board, the number of shares available for option was increased by the number of option shares previously granted, however the increase was in Class A Common Preference stock. In December 1997, the Board of Directors amended the option agreement with the Chairman of the Board providing for his options to be increased in the same security as the options were granted (common stock), adjusted for the variance in market price between the two stocks. Changes in the number of shares subject to options granted are as follows:

                                                                                        Class A Common
                                                        Common Stock                   Preference Stock
                                                    --------------------              -------------------
                                                                    Weighted                       Weighted
                                                                    Average                        Average
                                                  Options            Price          Options         Price
                                                  -------            ----           -------         -----
Outstanding at December 31, 1995 and 1996         639,940           $ 5.97           50,000          $5.72
 Granted(1)                                        15,000           $10.07           15,000          $9.74
 Expired(2)                                       (30,000)          $(6.38)
                                                  -------           ------           ------          ------
Outstanding at December 31, 1997                  624,940           $ 6.05           65,000          $6.65
Granted(1)                                         30,000           $ 9.50
                                                  -------           ------           ------          -----
Outstanding at December 31, 1998                  654,940           $ 6.20           65,000          $6.65
                                                  -------           ------           ------          -----
Exercisable at December 31, 1998                  613,690           $ 5.97           65,000          $6.00
                                                  -------           ------           ------          -----

     (1)  Such options have a 10 year life and vest 25% each year.
     (2) In agreement for the holder to not exercise such shares, the Company paid $30,000 to such holder subsequent to the option expiration in January 1997.

          The weighted-average remaining contractual life of all options outstanding at December 31, 1998

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

was 6.12 years.


     Pro forma net earnings and earnings per share information reflecting the fair value approach to valuing stock options and the corresponding increase in compensation expense is required by SFAS No. 123 in each of the years that a company grants stock options. The Company granted 30,000 options in 1998 and 1997. The fair value of the 1998 options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: stock option exercise price of $9.50, risk free interest rate of 6%, expected dividend yield of 0%, expected option life of five years and expected volatility of 23.8% The fair value of the 1997 option granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: stock option exercise price of $9.90, risk free interest rate of 5.73%, expected dividend yield at 0%, expected option life of 5 years and expected volatility of 24.8%. The weighted-average fair value of options granted in 1998 and 1997 was $2.00 and $2.17 per share, respectively. The pro forma effect of the issuance of these options would have been to increase the "Net loss applicable to common shareholders" for the year ended December 31, 1998 and 1997 by $58,934 and $1,511, respectively. The pro forma adjustments may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. Further, SFAS No. 123 requires assumptions by management, regarding the likelihood of events on which the vesting of contingent, performance based options are predicated.

     During the first quarter of 1999, the Board of Directors finalized the Craig Corporation Key Personnel Retirement Plan. Such plan provides that any participant, as permitted by the Board, will be credited an amount equal to 10% of such participants compensation (up to the maximum allowed by Section 401(c)(17) of the Internal Revenue Code). As of the effective date of the Plan, January 1, 1999 only two employees have been granted participation in the Plan which resulted in past service costs accruing of approximately $243,000. Any amounts credited to the Participants account earn interest at LIBOR and may be paid to the employee upon their termination. While no election has been made by either participant, each participant may from time to time irrevocably elect to convert a part or all of such amounts accrued to their account into Phantom Common Stock based upon the closing price of such stock on the date of election.

NOTE 15 -- INCOME TAXES

     Craig and Reading file separate federal and state income tax returns. The future utilization of net operating loss carryforwards and capital loss carryforwards described below, therefore, cannot be used to offset each separate companies' tax liabilities. Significant components of the provisions for income taxes attributable to operations are as follows:


                                                  YEARS ENDED DECEMBER 31
                                                  -----------------------
                                              1998       1997         1996
                                              ----       ----         ----
Earnings (loss) consists of the following:
 United States                              $ 6,924     $ 7,945     $73,180
 Foreign                                     (6,337)     (3,327)     (4,730)
                                            -------      -------    -------
  Total:                                    $   587     $ 4,618     $68,450
                                            =======     =======     =======

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


     Significant components of the provisions for income taxes attributable to operations are as follows:

                                            YEARS ENDED DECEMBER 31
                                            -----------------------
                                      1998          1997          1996
                                      ----          ----          ----
Income taxes (benefit):
 Current:
   Federal                          $  253        $   181     $    946
   Foreign                             786            698          446
   State and local                      78            273           83
                                     -----         ------       ------
 Total current                       1,117          1,152        1,475
                                     -----         ------       ------
 Deferred:
  Federal                             (131)           160       20,621
  State                                 --             --        3,707
                                     -----         ------       ------
 Total deferred:                      (131)           160       24,328
                                     -----         ------       -------
 Total income taxes                 $  986        $ 1,312     $ 25,803
                                     =====         ======       =======

   The reconciliation of income taxes at United States statutory rates to income taxes as reported are as follows:

                                              YEARS ENDED DECEMBER 31,
                                              1998      1997       1996
                                             -----   -------    -------
Tax at U.S. statutory rates                  $ 200   $ 1,570    $23,958
Foreign withholding tax                        786       698        446
Use of net operating loss carryforwards         --    (2,344)        --
Foreign and U.S. losses not benefited          161     1,593        234
Dividend exclusion on preferred dividends     (242)     (698)    (1,811)
Unrealized tax benefits, net of AMT             --       238       (886)
Other                                           --        --       (276)
State taxes, net of federal benefit             81       255      4,138
                                              -----   -------    -------
  Total income expense                       $ 986   $ 1,312    $25,803
                                              =====   =======    =======

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

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


     The estimated tax liabilities associated with the assets received in the Stock Transactions were $22,042,000 in deferred federal income taxes primarily relating to the Stater Preferred Stock. At the time of the closing of the Stock Transactions, Reading had a gross deferred federal tax asset of $55,968,000 and a valuation allowance in the same amount. Upon receipt of the Stater Preferred Stock, it was determined that it was more-likely-than-not that a portion of the deferred tax asset which had previously been fully reserved by Reading, would be realized and Reading reduced the valuation allowance by $20,782,000 which amounts reflects the value of Reading's federal tax loss carryforwards which were expected to be utilized by Reading, net of $1,260,000 in federal alternative minimum tax ("AMT"). For financial statement purposes, the exchange was treated as a purchase, and accordingly, the assets and liabilities were valued at the date of the exchange based on their estimated fair value after consideration of the recognition by Reading of the previously reserved net operating loss carryforward, net of the AMT. Accordingly, for financial statement purposes, the purchase of REI by Craig resulted in a decrease to previously recognized deferred federal income taxes related to the Stater Preferred Stock and a corresponding decrease to the cost basis of REI assets included in the Consolidated Balance Sheet amounting to approximately $22,000,000 of such federal deferred tax.

     Carryforwards and temporary differences which give rise to deferred tax liabilities and assets are as follows:

                                                        DECEMBER 31,
DEFERRED TAX LIABILITIES:                            1998             1997
                                                     ---             ----
 Tax basis difference of investments in affiliates   $12,286         $ 12,286
                                                     -------         --------
DEFERRED TAX ASSETS:
 Craig:
  Capital loss carryforward                            1,370            1,370
  Federal benefit of state taxes                       2,385            2,385
  Other                                                  163              163
 Reading:
  Net operating loss carryforwards                    16,314           14,996
  Alternative minimum taxes                            3,189            3,073
  Foreign tax credit                                      --            1,168
  Wrap lease rental sale                               8,485           10,712
  Other                                                1,578            1,311
                                                     -------         --------
 Gross deferred asset                                 33,484           35,178
 Valuation allowance                                 (29,566)         (31,260)
                                                     -------         --------
 Net deferred tax asset                                3,918            3,918
                                                     -------         --------

 Net deferred tax liabilities                        $ 8,368         $  8,368
                                                     =======         ========

     Based on an analysis of the likelihood of realizing Reading's deferred tax assets (taking into consideration applicable statutory carryforward periods), the Consolidated Company concluded that under SFAS No. 109, a valuation allowance for approximately $29,566,000 was necessary at December 31, 1998. Reading's federal tax net operating loss carryforwards amounting to $27,824,000 expire as follows:

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998
(AMOUNTS IN TABLETS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                Year                            Amount
                     ----------------------------            ----------
                     2000........................               $16,196
                     2002........................                 7,382
                     2003........................                   589
                     2007........................                 1,443
                     2008........................                 1,155
                     2009........................                    32
                     2013........................                 1,027
                                                                -------
                                                                $27,824
                                                                =======

     In addition to the federal net operating loss carryforwards, Reading has alternative minimum tax credits of $3,189,000 which can be carried forward indefinitely, as well as, foreign net operating loss carryforwards of $16,949,000, $12,631,000 of which expires between 2002 and 2005 unless utilized prior thereto. In 1996, Reading had $13,426,000 of federal net operating loss carryforwards that expired unused. At December 31, 1998, Craig has capital loss carryforwards of approximately $3,200,000 which expire in 2001 unless utilized prior thereto.

     Reading was required to pay AMT for 1998, 1997, 1996. AMT is calculated separately from the regular federal income tax and is based on a flat rate applied to a broader tax base. Taxes payable thereunder cannot be totally eliminated through the application of net operating loss carryforwards. The Consolidated Company paid AMT expense of $92,000, $2,405,000 and $139,000 in income taxes in fiscal years 1998, 1997 and 1996. Reading's 1996 consolidated federal income tax return is under examination by the Internal Revenue Service.

NOTE 16 -- OTHER INCOME (EXPENSE) AND FINANCIAL INSTRUMENTS

     "Other income (expense)" totaled $(587,000), $1,076,000 and $3,622,000, for the years ended December 31, 1998, 1997 and 1996, respectively. Other expense in 1998 was principally a result of a loss on foreign currency contract transactions. Other income in 1997 included (i) a $490,000 reversal of a provision for estimated costs incurred in prior years, (ii) $260,000 received from a third party as reimbursement of certain acquisition related expenditures which were expensed in prior periods, and (iii) approximately $220,000 from foreign currency agreements.

     During the fourth quarter of 1997, the Company entered into several foreign currency swaps and a currency forward position with a major bank. The agreement provided for the Company to receive $12,363,800 U.S. dollars ("USD") in return for the delivery of $18,659,300 Australian dollars ("AUD") in January 1998. The value of the contracts at December 31, 1997 was established by computing the difference between the contractual exchange rates of the swap and forward positions (AUD/USD) and the exchange rates in effect at December 31, 1997 and an unrealized gain of $220,000 was recorded as "Other income" as of December 31, 1997. During the first quarter of 1998, the currency positions and extensions thereof matured and the Company incurred a loss of approximately $670,000 which has been included in the Consolidated Statements of Operations as a component of "Other expenses".

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

       The principal components of other income in fiscal 1996 were a result of certain litigation settlements totaling $3,479,000.

NOTE 17 -- COMMITMENTS AND CONTINGENCIES

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

     In November 1996, plaintiffs filed an Amended Complaint against all of REI's present directors, its two former directors and Craig. The Amended Compliant does not name REI as a defendant. The amended compliant essentially restates all of the allegations contained in the Compliant and contends that the named defendant directors and Craig breached their fiduciary duties to the alleged class. The amended complaint seeks unspecified damages on behalf of the alleged class and attorneys' and experts' fees. On December 9, 1997, the Court certified the case as a Class Action and approved the plaintiff as Class Representative.

     On April 24, 1997, plaintiffs filed a purported derivative action against the same defendants. This action included claims substantially similar to those asserted in the class action and also alleged waste of tax benefits relating to the Company's historic railroad operating losses. The Company moved to dismiss this case for failure to comply with the mandated procedures for bringing such an action. On January 23, 1998, the Court dismissed the derivative action. The dismissal of the derivative action does not affect the class action case, nor does it preclude re-assertion of the claims contained in the derivative action.

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

     On September 28, 1998, the defendants filed a motion for summary judgment. The motion was argued on February 15, 1999 and certain additional briefing was order by the Court.

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

NOTE 18 -- RELATED PARTY TRANSACTIONS

     Reading acquired the NY Angelika on August 27, 1996 (See Note 4). The theater is owned jointly by Reading and Sutton Hill, a partnership affiliated with City Cinemas, a Manhattan-based theater operator and owned in equal parts by Mr. James J. Cotter, the Company's Chairman, and Mr. Michael Forman. City Cinemas (also owned indirectly in equal parts by Messrs. Cotter and Forman) operates the theater pursuant to a Management Agreement. Mr. Cotter is the Chairman of the Board of REI and Craig and the principal shareholder of Craig, owning 23% of the Company's outstanding securities which represents approximately 31% of the vote of the Company's outstanding securities. Hecco Ventures, a company controlled by Mr. Forman and his family beneficially own approximately 12.6% of Craig's outstanding securities. Mr. Cotter votes directly or by proxy shares representing approximately 16.8% of the voting power of Craig, is a general partner of a limited partnership which is the general partner of Hecco Ventures and accordingly, has shared voting power with respect to shares held by Hecco Ventures.

     City Cinemas manages the AFC and two other cinemas operated by Robert F. Smerling, President of the Company, and Neil Sefferman, Vice President - Film of the Company also serve in the same positions with City Cinemas.

     In December 1998, the Company and Sutton Hill entered into an Agreement in Principle to lease and operate four cinemas and manage three other cinemas all of which are located in Manhattan and which together constitute the City Cinemas circuit. In addition the Agreement in Principle provides for the acquisition by the Company of three live "Off Broadway" theaters also located in Manhattan.
The Conflicts Committee of the REI Board of Directors (the "Conflicts Committee"), comprised entirely of directors independent of Messrs. Cotter and Forman, reviewed and negotiated the transaction. Consummation of the transaction is contingent upon, among other things, receipt of fairness opinions relating to the transactions and approval of REI's shareholders of the issuance of Common Stock for the acquisition of the "Off Broadway Theaters".

     Reading will lease the City Cinemas Circuit for an initial term of ten years. In addition, Reading will acquire, in consideration of an option payment of $5 million ($4 million of which is payable eighteen months from closing), the right to purchase, at the end of the initial term of the lease, the City Cinemas Circuit for a purchase price of $44 million (including the option fee). The City Cinemas Circuit includes the right to acquire the fee interests underlying two of the cinemas for $4 million. Reading will acquire the 16.7% interest in AFC for $4.5 million which purchase price will be paid in a ten-year installment sale note. Reading has agreed to provide to the sellers, at the election of the sellers, standby credit facilities of up to $32.5 million maturing in 10 years.

     The Agreement in Principal provides that Reading will acquire the three live theaters from Off Broadway Investments, Inc. ("OBI"), Messrs. Cotter and Forman's wholly owned company, in exchange for approximately 1.1 million shares of REI Common Stock valued at $9.00 per share. The closing price of the Common Stock on December 2, 1998 was $9.00, the date the Agreement in Principle was approved by Reading. If any of the conditions to REI's obligation to issue Common Stock are not satisfied, the acquisition will close on a cash basis, for a purchase price of approximately $9.9 million. Two of the three OBI theaters are owned by OBI and the third leased with a right of first refusal over any sale of the property.

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

     The Agreement in Principle provides that the Manhattan "Off Broadway" theaters, as well as another live theater owned by the Company will be booked and managed by Union Square Management, Inc., a live theater management company specializing in the booking and management of "Off Broadway" style live theaters. Margaret Cotter, daughter of Mr. James J. Cotter, is a Senior Vice President with Union Square Management, Inc. In December 1998 the Company agreed to guarantee a $100,000 bank loan to Alan Schuster, the principal shareholder of Union Square Management, Inc.

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

     The Consolidated Company owns approximately 48% of Citadel Holding Corporation (See Note 5). Messrs. Cotter and Tompkins each serve as directors of that company. Mr. Cotter serves as Chairman and Mr. Tompkins serves as Vice Chairman, Secretary and Chief Accounting Officer of Citadel. During the years ended December 31, 1998, 1997 and 1996, Reading utilized the services of certain Citadel employees, including the President and Chief Executive Officer of Citadel, for real estate advisory services for which Reading paid Citadel $410,000, $240,000 and $169,000, respectively, a rate which is believed to approximate the fair market value of such services. In addition, Craig provided certain administrative services to Citadel which it was paid $72,000 for the years ended December 31, 1998, 1997 and 1996.

     The Consolidated Company owns approximately 49% of BRI. In addition, Cecelia Packing ("Cecelia"), a company wholly owned by Mr. Cotter, and a trust for the benefit of one of Mr. Tompkins children individually own shares of BRI which, when combined with the shares owned by the Consolidated Company, result in a voting interest in excess of 50%. The Board of Directors and executive officers of BRI are comprised of three Craig directors, including Margaret Cotter, the daughter of James Cotters and a member of Visalia, LLC.

     On December 31, 1997, BRI (owning 40%), Citadel (owning 40%) and Visalia, LLC (a limited liability company controlled by James J. Cotter, the Chairman of the Board of REI, Craig, and Citadel, and owned by Mr. Cotter and certain members of his family) entered into three general partnerships (the "Partnerships"). December 31, 1997 the Partnerships acquired an agricultural property (purchase price amounting to approximately $7.6 million) which property is improved with citrus trees. The Partnerships currently use Big 4 Farming LLC ("Farming) to farm their properties. Farming is owned 80% by Citadel and 20% by Visalia, and it receives in consideration of its services reimbursement of its costs plus 5% of the net revenues of the farming operations after picking, packing and hauling. Farming, in turn, contracts with Cecelia for certain bookkeeping and administrative services, for which it pays a fee of $6,000 per month. Cecelia also packs fruit for the Partnerships. The acquisition was financed by a ten year purchase money mortgage in the amount of $4.05 million, a line of credit from Citadel and pro-rata contributions from the partners. Through its holdings in BRI and Citadel, the Company owns approximately 38% of such Partnerships at December 31, 1998. In December 1998, the Partnerships suffered a freeze which destroyed the 1998-1999 crop. The Partnerships have no funds to repay a $1,850,000 million line of credit from Citadel or fund the estimated $2,640,000 required to fund costs associated with production of a 1999-2000 crop and complete the proposed 1999

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

planting other than to call upon the partners for funding or to borrow additional funds from Citadel. BRI has no funds or resources with which to provide such funding, other than to call upon its separate line of credit from Citadel. To date, Citadel has continued to provide the funding required by the Partnerships, but no assurances can be given that Citadel will continue to provide the funding.

     As described in Note 13, the Company in May 1996 purchased 67,000 shares of Reading Common Stock from the Chairman of the Board in exchange for 66,042 shares of Craig Common Stock. In December 1997, the Board of Directors declared a stock dividend of Class A Common Stock to all holders of record of common stock and Class A Common Preference Stock on December 5, 1997. Also, in December 1997, the Board of Directors amended the option agreement with the Chairman of the Board providing for his option to purchase 300,000 shares of Common Stock to be increased in the same security as the options were granted (common stock), adjusted for the variance in market price between the two stocks.

     In 1997 Reading loaned Robert Smerling, President of REI, $70,000. The non-interest bearing loan is payable upon demand.

NOTE 19 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for the years ended December 31, 1998 and 1997, are summarized below:

                                                                               NET (LOSS)              BASIC AND
                                                                                EARNINGS                DILUTED
                                                         NET                  APPLICABLE TO            EARNINGS
                                                       REVENUES               STOCKHOLDERS             PER SHARE
                                                       --------               ------------             ---------
YEAR ENDED DECEMBER 31, 1998                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------     ------------------------------------------------------------------
Quarter ended March 31, 1998                                 $ 8,745                  $ (173)               $(0.02)
Quarter ended June 30, 1998                                    8,559                    (141)                (0.01)
Quarter ended September 30, 1998                               8,820                    (455)                (0.04)
Quarter ended December 31, 1998                                7,805                     (85)                (0.01)
                                                             -------                  ------
                                                             $33,929                  $ (854)
                                                             =======                  ======

YEAR ENDED DECEMBER 31, 1997
-------------------------------------------

Quarter ended March 31, 1997                                 $ 7,979                  $1,387                $ 0.13
Quarter ended June 30, 1997                                    8,827                     685                  0.06
Quarter ended September 30, 1997                               8,553                   1,536                  0.14
Quarter ended December 31, 1997                                7,107                    (757)                (0.07)
                                                             -------                  ------
                                                             $32,466                  $2,851
                                                             =======                  ======

1998:
-----

     The first quarter loss applicable to common shareholders reflects a charge of $165,000 relating to the closing of four screens at a CineVista location.
The results of the third quarter included a loss of $114,000 representing the Company's share in losses of unconsolidated affiliates. In the fourth quarter 1998, the Company closed a CineVista cinema as a result of damage sustained from Hurricane George and recorded a write-off of $248,500 related to abandoned assets. Further, in the fourth quarter, the Company recorded a charge of $332,000 for previously capitalized project costs related to Australian development activities. Additionally, in the fourth quarter, the Consolidated Company recorded income of $1,743,000 representing the Company's share of earnings (losses) in Citadel and BRI.

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

1997:
-----

     Revenues in the first three quarters of Fiscal 1997 include income from Stater Preferred Stock and Stater's Consultancy Agreement of $2,350,000, $2,191,000 and $2,308,000, respectively. First quarter revenues include $260,000 received from a third party as reimbursement of certain acquisition related expenditures which were expensed by the Company in prior periods. Third Quarter income includes $615,000 received from Stater in return for REI's agreement not to provide consulting services for, nor own a controlling interest in, a business which competes with Stater for a period of one year. During the fourth quarter, the Company concluded all obligations related to a previously owned subsidiary. The Company had been guarantor on various performance bonds issued by this subsidiary. As a result of the conclusion of activities, $490,000 was recorded as income to reverse the provision for this matter recorded in prior years. Also, during the fourth quarter, Reading Australia wrote off $554,000 of previously capitalized project costs.

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

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                                                                      DECEMBER 31,
                                                                        --------------------------------------
CONDENSED BALANCE SHEET:                                                        1998               1997
                                                                                ----               ----
Assets:
------
 Cash                                                                       $  4,721           $  5,332
 Other current assets                                                             18                 31
                                                                            --------           --------
  Total current assets                                                         4,739              5,363
 Investment in Citadel                                                         4,804              1,972
 Investment in Common Stock of Reading                                        63,761             68,055
 Investment in Preferred Stock of Reading                                     55,000             55,000
 Property and equipment, net                                                     694                788
 Other assets                                                                    157                323
 Excess of cost over net assets acquired                                       1,109              1,153
                                                                            --------           --------
  Total assets                                                              $130,264           $132,654
                                                                            ========           ========

Liabilities and stockholders equity:
-----------------------------------
 Accounts payable and accrued expenses                                      $    674           $    723
 Note payable to Citadel, current                                              1,998              1,998
 Deferred tax liabilities                                                     30,410             30,410
 Stockholders' equity                                                         97,182             99,523
                                                                            --------           --------
 Total liabilities and stockholders' equity                                 $130,264           $132,654
                                                                            ========           ========

                                                                         YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------------------------------
CONDENSED STATEMENT OF OPERATIONS:                           1998                   1997                   1996
                                                             ----                   ----                   ----
Revenues:
--------
 Equity in earnings of Stater                              $    --                  $   --               $ 1,608
 Equity earnings (losses) of Reading                        (3,175)                    543                 2,304
 Equity in earnings of Citadel                                 843                      94                    --
 Equity losses of Big 4                                       (174)                     --                    --
 Dividend income from Reading                                3,575                   3,575                   748
 Dividend income from Stater                                                            --                 4,534
 Service income from Stater                                     --                     972                 1,500
 Interest income                                               235                     196                   415
                                                           -------                  ------               -------
                                                             1,304                   5,380                11,109
                                                           -------                  ------               -------
Expenses:
--------
 General and administrative                                  1,640                   1,712                 1,792
 Depreciation and amortization                                 185                     240                   232
 Interest expense                                              169                     125                    --
 Loss from Australian theatre developments                      --                      --                   388
 Loss from joint venture                                       164                     207                   780
                                                           -------                  ------               -------
                                                              2158                   2,284                 3,192
                                                           -------                  ------               -------
 (Loss) earnings before other income and income taxes         (854)                  3,096                 7,917
 Gain from interest in Stater                                   --                      --                58,978
                                                           -------                  ------               -------
 (Loss) earnings before income taxes                          (854)                  3,096                66,895
 Income taxes                                                   --                     245                24,342
                                                           -------                  ------               -------
        Net (loss) earnings                                $  (854)                 $2,851               $42,553
                                                           =======                  ======               =======

CRAIG CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                                                           YEARS ENDED DECEMBER 31,
                                                       -------------------------------------------------------------------
CONDENSED STATEMENT OF CASH FLOWS:                           1998                    1997                     1996
                                                             ----                    ----                     ----
Operating Activities:
--------------------
 Net earnings                                               $  (853)                 $ 2,808                $ 42,553
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
 Gain on conversion of Stater common stock                       --                       --                 (58,978)
 Equity earnings (losses) of equity affiliates                2,506                     (594)                 (3,912)
 Increase in deferred taxes                                      --                      160                  24,003
 Other                                                          150                      287                     844
                                                            -------                  -------                --------
 Net cash provided by operating activities                    1,803                    2,661                   4,510

Investing Activities:
--------------------
 Acquisition of Reading Stock                                    --                     (819)                 (1,107)
 Sale of Citadel common stock to Reading                         --                       --                   3,394
 Purchase of Citadel common stock                            (1,425)                  (1,998)                     --
 Purchase of equipment                                           (5)                      (2)                   (129)
                                                            -------                  -------                --------
 Net cash provided by (used in)investing                     (1,430)                  (2,819)                  2,158
  activities

Financing Activities:
--------------------
 Investment in Reading Australia                                 --                       --                 (13,928)
 Purchase of Citadel stock for a note                            --                    1,998                      --
 Payment of Stock Transaction Costs                              --                       --                    (213)
 Treasury Stock Repurchases                                    (984)                      --                  (7,584)
                                                            -------                  -------                --------
 Net cash (used in) financing activities                       (984)                   1,998                 (21,725)
                                                            -------                  -------                --------

Decrease in cash and cash equivalents                          (611)                   1,840                 (15,057)
Cash and cash equivalents at January 1,                       5,332                    3,492                  18,549
                                                            -------                  -------                --------
Cash and cash equivalents at December 31,                   $ 4,721                  $ 5,332                $  3,492
                                                            =======                  =======                ========

                        REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Craig Corporation


We have audited the accompanying consolidated balance sheets of Craig Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Craig Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                               ERNST & YOUNG LLP



Los Angeles, California
March 31, 1999