Form 10-Q
period 1999-03-31
CRAIG CORP
filed 1999-05-17
CIK 110985

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                       __________________________________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  March 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _______________ to ______________

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 3,580,812 shares of Common Stock, $0.25 par value per share, and 7,058,412 shares of Class A Common Preference Stock, $0.01 par value per share, as of May 14, 1999.

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

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1999 (Unaudited)
            and December 31, 1998............................................. 1

         Consolidated Statements of Operations for the Three Months
            Ended March 31, 1999 and 1998 (Unaudited)......................... 3

         Consolidated Statements of Cash Flows for Three Months
            Ended March 31, 1999 and 1998 (Unaudited)......................... 4

         Notes to Consolidated Financial Statements........................... 5

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................14

PART 2.  Other Information
------

Item 1.  Legal Proceedings....................................................21
Item 2.  Changes in Securities................................................21
Item 3.  Defaults Upon Senior Securities......................................21
Item 4.  Submission of Matters to a Vote of Security Holders..................21
Item 5.  Other Information....................................................21
Item 6.  Exhibits and Reports on Form 8-K.....................................21

Signatures....................................................................22

                      CRAIG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              March 31,         December 31,
                                                                1999                1998
                                                           --------------       -------------
ASSETS                                                           (In thousands of dollars)
------------------------------------------------------     ----------------------------------
Current Assets

   Cash and cash equivalents                                    $55,370             $63,314
   Restricted cash                                                  931                 904
   Receivables                                                      684                 582
   Inventories                                                      212                 236
   Prepayments and other current assets                             905                 543
                                                                 ------              ------
      Total current assets                                       58,102              65,579

   Equity investment in Citadel                                  13,110              12,962
   Equity investments in foreign affiliates                       5,471               4,661
   Note receivable from joint venture partners                    3,041               2,883
   Net investment in leased equipment                             2,125               2,125
   Property held for development                                 36,448              32,949
   Property and equipment, net                                   34,240              28,063
   Other assets                                                   3,402               4,758
   Excess of cost over net assets acquired, net of
    accumulated amortization of $1,586 in 1999 and
    $1,426 in 1998
                                                                 11,239              10,611
                                                               --------           ---------

      Total assets                                             $167,178            $164,591
                                                               ========            ========

                See accompanying notes to consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                                                              March 31,        December 31,
                                                                1999              1998
                                                            -------------     --------------
                                                                (In thousands of dollars)
                                                            --------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                           $1,847                $3,155
   Film rental payable                                         1,313                 1,347
   Accrued property costs                                      1,055                 1,734
   Property purchase commitments                              11,409                 8,066
   Accrued taxes                                                 642                   495
   Note payable, including $1,998 to affiliate                 2,151                 2,147
   Short term debt                                               606                   594
   Other accrued expenses and liabilities                      1,274                   596
                                                               -----                   ---
       Total current liabilities                              20,297                18,134
                                                              ------                ------
   Note payable                                                  889                   920
   Other liabilities                                           6,058                 4,606
   Deferred tax liabilities                                    8,368                 8,368
                                                               -----                 -----
          Total long term liabilities                         15,315                13,894
                                                              ------                ------
   Minority interests in equity of subsidiaries               29,698                30,221
   Redeemable Preferred stock of Reading                       7,000                 7,000

Shareholders' Equity
   Preferred stock, par value $.25, 1,000,000 shares
    authorized, none issued                                       --                    --
   Class A common preference stock, par value $.01,
    10,000,000 shares authorized, 8,734,065 issued and
    7,058,412 outstanding                                         87                    87
   Class B common stock, par value $.01, 20,000,000
    shares authorized, none issued                                --                    --
   Common Stock, par value $.25, 7,500,000 shares
    authorized, 5,444,065 shares issued and 3,582,812
    and 3,628,612 outstanding at March 31, 1999 and            1,361                 1,361
    December, 31, 1998, respectively
   Additional paid-in capital                                 31,111                31,111
   Accumulated other comprehensive loss                       (4,917)               (6,000)
   Retained earnings                                          88,051                89,257
   Cost of treasury shares, 3,536,906 and 3,491,106
    shares at March 31, 1999 and December 31, 1998,
    respectively                                             (20,825)              (20,474)
                                                             -------                ------
         Total shareholders' equity                           94,868                95,342
                                                              ------                ------
         Total liabilities and shareholders' equity         $167,178              $164,591
                                                            ========              ========

                    See accompanying notes to consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Three Months Ended
                                                                                  March 31,
                                                                         1999                   1998
                                                                      ---------------------------------
                                                                           (In thousands of dollars,
                                                                           except for share amounts)
Revenues:
Theaters:
 Theater admissions                                                    $  5,529                 $  6,410
 Theater concessions                                                      1,627                    2,056
 Theater advertising and other                                              313                      237
Real estate                                                                  49                       42
                                                                       --------                 --------
                                                                          7,518                    8,745
Expenses:
Theater costs                                                             5,803                    6,227
Theater concession costs                                                    367                      437
Depreciation and amortization                                               708                      587
General and administrative expenses                                       2,826                    2,535
                                                                       --------                 --------
                                                                          9,704                    9,786
                                                                       --------                 --------

Loss from operations                                                     (2,186)                  (1,041)

Earnings from equity investments                                            149                      131
Other income (expense)                                                       19                     (632)
Interest income                                                             732                    1,352
                                                                       --------                 --------
Loss before taxes and minority interest                                  (1,286)                    (190)
Minority interest                                                           416                      324
                                                                       --------                 --------
(Loss) earnings before taxes                                               (870)                     134
Provision for taxes                                                        (222)                    (193)
                                                                       --------                 --------
Net loss                                                                 (1,092)                     (59)
Dividends paid on subsidiary redeemable
 preferred stock                                                           (114)                    (114)
                                                                       --------                 --------
Net loss applicable to Craig common shareholders                       $ (1,206)                $   (173)
                                                                       ========                 ========
Basic and diluted loss per share:                                      $  (0.11)                $  (0.02)
                                                                       ========                 ========

          See accompanying notes to consolidated financial statements.

                               CRAIG CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                               ---------------------------------
                                                                                 1999                     1998
                                                                               ---------               ---------
                                                                                   (In thousands of dollars)
Operating Activities
Net (loss)                                                                     $  (1,092)              $     (59)
Adjustments to reconcile net (loss) to net cash provided by
 (used in) operating activities:
  Depreciation                                                                       561                     419
  Amortization                                                                       147                     168
  Deferred rent expense                                                               81                     (51)
  Equity earnings of affiliates                                                     (149)                   (131)
  Write off of capitalized development costs                                         142                      13
  Loss on disposal of assets                                                          --                     395
  Minority interest                                                                 (416)                   (324)
  Changes in operating assets and liabilities:
  (Increase) decrease in receivables                                                 (84)                    382
  (Increase) decrease in other current assets                                       (348)                    950
  Increase (decrease) in payables                                                 (1,799)                 (3,005)
  Increase (decrease) in accrued film rental                                         (38)                    246
  Increase (decrease) in other liabilities                                           526                     (59)
                                                                               ---------               ---------
Net cash used in operating activities                                             (2,469)                 (1,056)
                                                                               ---------               ---------
Investing activities
  Purchase of property held for development                                         (117)                     --
  Purchase of property and equipment                                              (4,631)                 (7,311)
  Acquisition of Royal George                                                        (37)                     --
  Decrease in purchase commitment                                                     56                      --
  Investment in New Zealand joint venture                                            (94)                     --
  Decrease in restricted cash                                                         --                   3,093
                                                                               ---------               ---------
Net cash used in investing activities                                             (4,823)                 (4,218)
                                                                               ---------               ---------
Financing activities
  Treasury stock repurchases                                                        (351)                     --
  Distributions to minority partner                                                 (107)                    (56)
  Payment of Reading preferred dividends                                            (114)                   (114)
  Note receivable to New Zealand joint venture                                       (55)                     --
  Decrease in note payable                                                           (61)                   (537)
                                                                               ---------               ---------
Net cash used in financing activities                                               (688)                   (707)
                                                                               ---------               ---------
Effect of foreign exchange rate changes                                               36                      98
                                                                               ---------               ---------
Increase (decrease) in cash and cash equivalents                                  (7,944)                 (5,883)
Cash and cash equivalents at beginning of the period                              63,314                  98,202
                                                                               ---------               ---------
Cash and cash equivalents at end of period                                     $  55,370               $  92,319
                                                                               =========               =========

         See accompanying notes to consolidated financial statements.

Craig Corporation and Subsidiaries
Notes to Condensed Financial Statements (unaudited)
March 31, 1999
(amounts in tables in thousands)

NOTE 1    --    BASIS OF PRESENTATION

     BASIS OF CONSOLIDATION: The consolidated financial statements include the accounts of Craig Corporation ("Craig") and its wholly owned subsidiaries (collectively, the "Company") and its majority owned subsidiaries (collectively, the "Consolidated Company").

     The Company's principal holdings at March 31, 1999 and December 31, 1998 consisted of (i) common and preferred stock representing approximately 78% of the voting power of Reading Entertainment, Inc. ("REI") (ii) common shares representing approximately 16.4% of the outstanding common shares of Citadel Holding Corporation ("CHC" and collectively with its consolidated subsidiaries "Citadel") and, (iii) 16.4% of the outstanding common stock of Big 4 Ranch, Inc., a company owing a 40% interest in certain agricultural properties located in Kern County, California, and (iv) cash and cash equivalents. The Consolidated Company holds a 48% interest in Citadel and 49% interest in Big 4 Ranch, Inc.

     Through its majority owned subsidiaries, REI is principally in the business of developing and operating multi-plex cinemas in the United States, Puerto Rico, Australia and New Zealand and of developing, and eventually operating cinema based entertainment centers in Australia. The Company operates its cinemas through various subsidiaries under the Angelika Film Centers and Reading Cinemas names in the United States (the "Domestic Cinemas"); through Reading Cinemas of Puerto Rico, Inc., under the CineVista name in Puerto Rico ("CineVista" or the "Puerto Rico Circuit"); through Reading Australia Entertainment Pty Limited (collectively with its subsidiaries referred to herein as "Reading Australia") under the Reading Cinemas name in Australia (the "Australia Circuit") and through Reading New Zealand Limited ("Reading New Zealand") which has a 50% interest in a cinema joint venture operating under the Berkley Cinemas name in New Zealand. Reading's entertainment center development activities in Australia are also conducted through Reading Australia, under the Reading Station name and in New Zealand under the Reading New Zealand Limited name. In addition, Reading has recently expanded into the live theater business and currently owns or has agreements to acquire four live theaters, consisting of seven auditoriums, located in Manhattan and Chicago, and to license a fifth live theater located in San Francisco. These live theaters are designed for the presentation of "Off Broadway" type productions and typically have auditoriums with less than 600 seats.

     Investments in which the Consolidated Company holds a 20 to 50 percent interest are accounted for using the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. Minority interest in equity of subsidiaries reflects the minority stockholders' proportionate share of REI and the Consolidated Company's various joint ventures. Investments in other companies are carried at cost.

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim information and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1998 and for the year then ended. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     Certain amounts in previously issued financial statements have been reclassified to conform with the current period presentation.

     BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE: Basic loss per share is calculated by dividing net loss applicable to common shareholders by the weighted average shares outstanding during the period. The weighted average number of shares outstanding for the three months ended March 31, 1999 and 1998 were 10,667,144 and 10,769,824, respectively. Basic and diluted loss per share for the three months ended March 31, 1999 and 1998 was calculated based on net earnings available to common stock shareholders, which includes a reduction for dividends declared on the redeemable preferred stock in REI held by Citadel amounting to approximately $114,000.

     Diluted loss per share is calculated by dividing net loss applicable to common shareholders by the weighted average common shares outstanding plus the dilutive effect of stock options. During the first quarter of 1999 and 1998, the Company recorded a net loss and, therefore, the stock options were anti-dilutive. At March 31, 1999, stock options to purchase 659,940 shares of Common Stock and 60,000 shares of Class A Common Preference Stock at average exercise prices of $6.20 and $7.20 per share, respectively, were outstanding.

NOTE 2    --    COMPREHENSIVE INCOME (LOSS)

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes rules for the reporting and presentation of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments which, prior to adoption, were reported separately in shareholders' equity to be included in other comprehensive income (loss).

     The following sets forth the company's comprehensive (loss) or income for the periods shown:


                                                               Three Months Ended
                                                                    March 31,
                                              --------------------------------------------------
                                                          1999                       1998
                                                          ----                       ----
Net loss                                                $(1,206)                    $ (59)
Other comprehensive income                                1,083                       494
                                                          -----                      ----
Comprehensive (loss) income                             $  (123)                    $ 435
                                                          =====                      ====

NOTE 3    --    ACQUISITION ACTIVITIES

     On March 18, 1999 Reading acquired a four auditorium live theater complex in Chicago, which operates under the name "The Royal George Theatre" for approximately $2,812,000 of which $1,200,000 of the purchase price was financed with a purchase money mortgage due in May 2000. The preliminary allocation of the purchase price of the fair value of the assets acquired is summarized as follows:

               Land                                    $  700,000
               Building                                 1,300,000
               Equipment                                   25,000
               Cost in excess net assets acquired         787,000
                                                       ----------
                                                       $2,812,000
                                                       ==========

     Also, in March 1999, Reading entered into an agreement to license the use of the Marines Theater in San Francisco through May 2001.

     In December 1998, Reading entered into an Agreement in Principle (the "Agreement in Principle") to lease and operated four cinemas and manage three other cinemas all of which are located in Manhattan (herein as referred as the "Circuit") and to acquire three live "Off Broadway" theaters also located in Manhattan. Pursuant to the Agreement in Principle, Reading will also acquire the 16.7% interest in the Angelika Film Center in Manhattan not already owned by it and certain management rights with respect to three other cinemas located in Manhattan (the lease transaction, the management rights and the minority interest in the Angelika Film Center are collectively referred to as the "Cinema Transactions").

     Reading will lease the Circuit for an initial term of ten years and Reading will acquire, in consideration of an option payment of $5 million ($4 million of which is payable eighteen months from closing), the right to purchase, at the end of the initial term of the lease, the Circuit for a purchase price of $48 million (including option fee). The Circuit includes the fee interests underlying two of the cinemas. Reading will acquire the 16.7% interest in the Angelika Film Center for $4.5 million, which purchase price will be paid in a ten-year installment sale note. Reading has agreed to provide to the sellers, at the election of the sellers, standby credit facilities of up to $32,500,000 maturing in 10 years. Borrowings under the credit facilities cannot be made prior to eighteen months following the closing of the Cinema Transactions.

     It is anticipated that Reading will acquire the three live theaters in exchange for approximately 1.1 million shares of Reading Common Stock valued at $9.00 per share. The closing price of the Reading Common Stock on December 2, 1998 was $9.00, the date the Agreement in Principle was approved by Reading. If any of the conditions to Reading's obligation to issue Common Stock are not satisfied, the acquisition will close on a cash basis, for a purchase price of approximately $9.9 million.

     In connection with the Cinemas Transactions, Reading has made a deposit of approximately $1,000,000. Such deposit is included as a component of "Other Assets" in the Condensed Consolidated Balance Sheets.

     Closing of the transactions are subject to certain conditions, including approval by the Conflicts Committee of the Reading Board of Director's of the definitive documentation memorializing the transaction, and the issuance of fairness opinions.

NOTE 4    --    EQUITY INVESTMENT IN CITADEL HOLDING CORPORATION
                ("CITADEL") AND BIG 4 RANCH, INC. ("BRI")

     At March 31, 1999, the Consolidated Company's owned 3,209,779 shares of common stock of Citadel representing an ownership interest of approximately 48%. The Company accounts for its investment in the Citadel by the equity method. Citadel's net earnings for the three months ended March 31, 1999 were approximately $470,000 and the Consolidated Company's share of such earnings was $147,000, which amount is included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 1999 as "Earnings in equity investments." Citadel's assets and liabilities totaled $35,179,000 and $10,968,000, respectively, at March 31, 1999. The closing price of Citadel's common stock on the American Stock Exchange was $4.69 per share at May 12, 1999. Management believes that the March 31, 1999 carrying value of the Citadel investment amounting to approximately $13,110,000 approximates the underlying financial statement equity in the net assets of Citadel.

     During 1997, Craig acquired 666,000 of the CHC shares it owns upon the exercise of a warrant at a cost of approximately $3.00 per share, or $1,998,000. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note in the amount of $1,998,000, secured by 500,000 shares of REI Common Stock. Interest is payable quarterly in arrears at the prime rate, which amounted to 7.75% at March 31, 1999. Interest expense paid pursuant to this note amounted to approximately $39,000 and $43,000 for the three months ended March 31, 1999 and 1998, respectively. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following Citadel's written demand for payment and has been included in the accompanying Balance Sheet as "Note Payable to Citadel."

     The Consolidated Company owns 3,322,279 shares of common stock of BRI
representing an ownership interest of approximately 49%.   BRI owns a 40%
interest in three agricultural partnerships which own agricultural land located in California. A company controlled and owned by the Chairman of the Board of the Company and certain members of his family owns a 20% interest in the partnerships and Citadel owns the remaining 40% interest in the partnerships. The Company accounts for its investment in the BRI common stock by the equity method. BRI's net loss for the three months ended March 31, 1999 totaled $118,000; the Company did not record its share of such loss as the carrying value of its investment in BRI had previously been reduced to $0. The Company has no obligation to fund BRI's operating losses. BRI had deficit equity of approximately $20,000 at March 31, 1999.

NOTE 5 -- EQUITY INVESTMENTS IN FOREIGN AFFILIATES

  The carrying value of each of the Company's equity investments in foreign affiliates is as follows:

                                                     (Unaudited)
                                                      March 31,               December 31,
                                                        1999                     1998
                                                        ----                     ----
 Whitehorse Property Group ("WPG")/1/                  $1,530                   $1,484
 New Zealand Joint Ventures ("NZ JVs")/2/               3,941                    3,177
                                                       ------                   ------

 Total                                                 $5,471                   $4,661
                                                       ======                   ======

/1/ Does not include a loan to the joint venture partner of approximately $1,849,000 and $1,769,000 at March 31, 1999 and December 31, 1998, respectively.

/2/ Does not include a loan to the joint venture partner of approximately $1,192,000 and $1,114,000 at March 31, 1999 and December 31, 1998, respectively.

     Reading Australia owns a 50% interest in the Whitehorse Property Group Unit Trust ("WPG"). WPG owns a shopping center located near Melbourne, Australia. WPG's net income for the quarter ended March 31, 1999 totaled $4,000 and the Company's $2,000 share of the net income has been included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 1999
as "Earnings of equity investments."   WPG's  assets and liabilities totaled
$10,870,000 and $7,911,000, respectively, at March 31, 1999. The carrying amount of the Consolidated Company's 50% interest approximates half of the appraised value of WPG.

     Reading New Zealand owns a 50% interest in two joint ventures, (the "NZ JVs"), one with a cinema operator and one with a property developer in New Zealand. The results of the operation of the NZ JVs for the three months ended March 31, 1999 were immaterial.

     At March 31, 1999, the assets of the NZ JVs consisted of two multiplex cinemas (a five screen cinema on owned land and a four screen leased cinema), a
1.764 acre property located in Wellington, and a parcel on which a 4 screen cinema is being constructed and is expected to open during the third quarter of 1999. The Wellington property was acquired as a potential entertainment center location, and is subject to a $1,126,000 loan, of which Reading is responsible for 50% of such indebtedness.

     Reading has entered into contracts to acquire a .215 acre site and a 1,086 stall parking garage each located adjacent to the Wellington property. The aggregate commitment of the Company under these agreements is $8,230,000. Reading has conveyed to its joint venture partner in the Wellington property the option to acquire a 50% interest in the adjacent land and parking garage at an exercise price equal to 50% of the Company's costs of acquiring and holding these properties. This option expires on November 30, 1999.

NOTE 6   --    PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:


                                                                             March 31,        December 31,
                                                                               1999              1998
                                                                          --------------      -----------
     Land/1/                                                                  $ 1,089            $   378
     Buildings                                                                  3,181              1,858
     Leasehold improvements                                                    15,784             15,722
     Equipment                                                                  9,408              9,205
     Construction-in-progress and property development costs                   10,160              5,714
                                                                               ------              -----
                                                                               39,622             32,877
    Less:  Accumulated depreciation                                            (5,382)            (4,814)
                                                                               ------             ------
                                                                              $34,240            $28,063
                                                                              =======            =======

     /1/ Does not include land held for development, which is included in the Consolidated Balance Sheet as "Property held for development".

     The carrying value of Reading Australia's assets will fluctuate due to changes in the exchange rate between the Australian and U.S. dollars.

NOTE 7    --    INCOME TAXES

     Craig and Reading file separate consolidated federal and state income tax returns. One company's net operating loss and capital loss carryforwards, therefore, cannot be used to offset the other company's tax liabilities. Income tax expense amounted to approximately $222,000 during the three months ended March 31, 1999 including $207,000 of foreign withholding taxes which will be paid if certain intercompany loans are repaid.

NOTE 8    --    PURCHASE COMMITMENTS

     At March 31, 1999, Reading had commitments for major capital expenditures, property purchase commitments, and purchase money debt commitments for 1999 and thereafter which totaled approximately $68,600,000 inclusive of approximately $57,400,000 related to Australia and New Zealand projects. Included in this amount are projected construction and equipment expenditures of approximately $46,300,000 for 1999, $25,300,000 of which relate to commitments under seven cinemas with a total of 64 screens on leased land, which are anticipated to be completed in 1999, $11,400,000 to close certain property purchase commitments, and $9,600,000 to construct an entertainment center with a 10 screen cinema on land owned by Reading which is expected to be completed in 1999. With respect to periods subsequent to 1999, Reading has a development commitment of approximately $21,100,000 relating to an entertainment center in Australia and a $1,200,000 purchase commitment due in May 2000.

     The U.S. dollar cost of such Australia and New Zealand projects was based on a conversion rate of .5389 U.S. dollars to each Australian dollar and a conversion rate of .6315 U.S. dollars to each New Zealand dollar. At March 31, 1999 the Company has not utilized forward contracts to hedge or offset exposure to market risks arising from changes to foreign exchange rates. Accordingly, amounts reflect as commitments may fluctuate based upon foreign exchange rates at the time of payments.

     Pursuant to the provisions of the Agreement in Principle (See Note 3), if Reading completes the Cinemas Transaction, Reading will be required to provide the existing owners, with a ten-year line of credit of up to $32,500,000 commencing 18 months from the conclusion of the transaction and will be required to pay $4,000,000 pursuant to a deferred option fee 18 months from closing. While no assurances can be given that the transaction will be concluded, management presently anticipates closing to occur in the second quarter of 1999, in which case such amounts would be funded in late 2000 or early 2001.

     The Agreement in Principle contemplates the acquisition of certain live theater assets, in exchange for REI common stock. However, under certain circumstances, the Company could be required to fund the Theater Acquisition with a cash payment of approximately $9,900,000. While no assurances can be given that the Theater Acquisition will be completed, management presently anticipates closing of the transaction in the second quarter of 1999 and that the transaction will be structured as a stock transaction and not as a cash transaction.

     Under the terms of the joint venture agreement with WPG (see Note 5), the Company has guaranteed approximately $3,600,000 of WPG debt.

     In May 1999, Craig purchased a development property in Southern California for $1,600,000 from a real estate investment trust ("REIT"), which the President of the Company is a director. Pursuant to the terms of a management agreement with the REIT, the REIT has an option to repurchase the property in December 1999 for $1,786,660. The Company has the option to put the property back to the REIT at the end of January 2000 for $1,900,000.

NOTE 9     --    SEGMENT INFORMATION

     The following sets forth certain information concerning the Company's two segments, real estate development and cinema operations, for the three months ended March 31, 1999 and 1998:

                                     Real                                   Corporate
                              Estate Development   Cinema Operations    and Eliminations     Consolidated
                              ------------------   -----------------    ----------------     ------------
1999
----
Revenues                            $    0                 $7,469             $   49              $7,518
Operating (loss) income               (748)                   104             (1,542)             (2,186)
1998
----
Revenues                            $    0                 $8,703             $   42              $8,745
Operating (loss) income               (571)                   876             (1,346)              (1,041)

NOTE 10     --    PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

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

Condensed Balance Sheet:                                        March 31, 1999          December 31, 1998
                                                                --------------          -----------------
Assets:
------
  Cash and cash equivalents                                           $  3,844                   $  4,721
  Other current assets                                                      29                         18
                                                                      --------                   --------
     Total current assets                                                3,873                      4,739
  Investment in Common Stock of Reading                                 63,744                     63,761
  Investment in Preferred Stock of Reading                              55,000                     55,000
  Investment in Citadel                                                  4,863                      4,804
  Property and equipment, net                                              698                        694
  Other assets                                                             145                        157
  Excess of cost over net assets acquired                                1,098                      1,109
                                                                      --------                   --------
     Total assets                                                     $129,421                   $130,264
                                                                      ========                   ========

Liabilities and stockholders equity:
-----------------------------------
  Accounts payable and accrued expenses                                   $638                       $674
  Note payable to Citadel, current                                       1,998                      1,998
  Deferred tax liabilities                                              30,410                     30,410
  Stockholders' equity                                                  96,375                     97,182
                                                                      --------                   --------
  Total liabilities and stockholders' equity                          $129,421                   $130,264
                                                                      ========                   ========

                                                                           Three Months Ended
                                                                    -----------------------------------
                                                                     March 31,                 March 31,
Condensed Statement of Operations:                                     1999                      1998
                                                                  ---------------          ----------------
Revenues:
---------
  Earnings (losses) from Reading investment                           $  (767)                   $   269
  Equity in losses of BRI                                                  --                        (13)
  Equity in earnings of Citadel                                            59                         26
  Interest income                                                          50                         67
                                                                      -------                    -------
                                                                         (658)                       349
                                                                      -------                    -------
Expenses:
--------
  General and administrative                                              464                        418
  Depreciation and amortization                                            44                         61
  Interest expense                                                         39                         43
                                                                      -------                    -------
                                                                          547                        522
                                                                      -------                    -------
(Loss) before income taxes                                             (1,205)                      (173)
Income taxes                                                               --                         --
                                                                      -------                    -------
Net (loss)                                                            $(1,205)                   $  (173)
                                                                      =======                    =======


                                                                             Three Months Ended
                                                                  ----------------------------------------
                                                                      March 31,               March 31,
Condensed Statement of Cash Flows:                                       1999                   1998
                                                                  ---------------          ----------------

Operating Activities:
--------------------
  Net earnings (loss)                                                 $(1,205)                   $  (173)
  Adjustments to reconcile net earnings to net cash
      provided by operating activities:
  Undistributed earnings (losses) of equity affiliates                    767                       (256)
  Other                                                                   (62)                      (112)
                                                                      -------                    -------
  Net cash provided by (used in) operating activities                    (500)                      (541)
                                                                      -------                    -------
Investing Activities:
--------------------
  Dividends received from Reading                                          --                        894
  Purchase of equipment                                                   (26)                        (5)
                                                                      -------                    -------
  Net cash provided by (used in) investing activities                     (26)                       889
                                                                      -------                    -------
Financing Activities:
  Repurchase of common stock                                             (351)                        --
                                                                      -------                    -------

Increase (decrease) in cash and cash equivalents                         (877)                       348
Cash and cash equivalents at beginning of period                        4,721                      5,332
                                                                      -------                    -------
Cash and cash equivalents at end of period                             $3,844                     $5,680
                                                                      =======                    =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Craig Corporation (Craig and collectively with its wholly owned subsidiaries, the "Company") is in the business of identifying, acquiring, owning and strategically managing controlling interests in other operating companies. At March 31, 1999, the Company owned common stock of Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries, "Reading") and REI Series B Preferred Stock representing approximately 78% of the voting power of that company, and 1,096,106 (approximately 16.4%) shares of Citadel Holding Corporation ("CHC" and collectively with its wholly owned subsidiaries, "Citadel") Common Stock and 1,096,106 (approximately 16.4%) shares of Big 4 Ranch, Inc. ("BRI"). As used herein, the term the "Consolidated Company" is used to describe, for accounting purposes, the Company reporting on a consolidated basis its ownership interest in REI. The Consolidated Company currently owns approximately 48% of the Common Stock of Citadel and approximately 49% of the Common Stock of BRI.

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

Results of Operations

  The following is a comparison of the results of operations for the three months ended March 31, 1999 ("1999 Quarter") with the three months ended March 31, 1998 ("1998 Quarter"). Due to the nature of the Consolidated Company's development and acquisition activities and the timing associated with the results of such activities, and the results of operations of five new cinemas opened since January 1, 1998, the Consolidated Company's financial position, results of operations and cash flows have varied significantly and, in the view of management are not necessarily indicative of future operating results. The Consolidated Company's entertainment center developments are in the early stage of development and generally will not produce income or cash flow for at least eighteen to twenty-four months from the time that all development approvals have been secured.

  The Consolidated Company's net loss applicable to common shareholders for the 1999 Quarter approximated $1,206,000 or $.11 per basic share as compared to the 1998 Quarter net loss of approximately $173,000 or $.02 per basic share. The increased loss applicable to common shareholders is principally attributable to a decrease in "Theater Operating Income", a reduction in "Interest income" and an increase in "General and administrative expenses" as described below. In each of the three month periods ended March 31, "Net loss applicable to common shareholders" has been increased by the 6.5% per annum dividend ($114,000 quarterly) in the $7,000,000 stated value of Reading Convertible Preferred Stock held by Citadel.

     Theater Revenues, Theater Operating Expenses, and General and Administrative expenses for each of the three month periods ended March 31, were as follows:


                                               Domestic
1999                           Cine Vista      Cinemas        Australia      Corporate/1/       Total
                              ------------     ---------    -------------   -------------   --------------

Theater Revenue                 $2,721,000     $2,906,000      $1,794,000         $48,000       $7,469,000

Theater Operating Expense        2,518,000      2,233,000       1,419,000                        6,170,000

Depreciation and
 Amortization                      219,000        271,000         182,000          36,000          708,000

General & Administrative           185,000        133,000        824,000/2/    1,684,000/3/      2,826,000
                           -------------------------------------------------------------------------------
                                ($201,000)       $269,000       ($631,000)     ($1,672,000)    ($2,235,000)
                           ==================================================================================

                                               Domestic
1998                           Cine Vista      Cinemas        Australia      Corporate/1/       Total
                              ------------     ---------    -------------   -------------   --------------

Theater Revenue                 $4,372,000     $2,658,000      $1,667,000          $6,000       $8,703,000

Theater Operating Expense        3,259,000      2,181,000       1,224,000               0        6,664,000

Depreciation and
 Amortization                      119,000        251,000         170,000          47,000          587,000


General & Administrative           392,000        133,000       663,000/2/      1,347,000        2,535,000
                           -------------------------------------------------------------------------------
                                  $602,000        $93,000      ($390,000)    ($1,388,000)     ($1,083,000)
                           =================================================================================

CineVista
---------

     CineVista's Theater Revenues decreased approximately 37.8% or $1,651,000 to $2,721,000 in the three months ended March 31, 1999 from $4,372,000 in the corresponding prior year period. The decrease is primarily a result of more favorable film product in the first quarter of 1998 and a $327,000 reduction in the current year quarter as a result of the net effect of the closing of an eight screen cinema at one location in the second quarter of 1998, the closing of four screens at two locations in the first quarter of 1998, offset by the opening of an eight screen cinema in the second quarter of 1998. CineVista is constructing a twelve screen cinema on a leased property in the San Juan metropolitan area which is expected to open in the fourth quarter of 1999. CineVista is also currently in negotiation to build an additional ten screen cinema at an existing location. At March 31, 1999 and 1998, CineVista operated 46 screens at seven locations and 44 screens at seven locations, respectively.

     CineVista's Theater Operating Expenses decreased approximately 22.7% or $741,000 to $2,518,000 for the three months ended March 31, 1999 from $3,259,000 in the corresponding prior year

--------------------------------------

  /1/ Includes $82,000 of expenses associated with New Zealand operations.

  /2/ Includes $666,000 and $571,000 of General and Administrative expenses associated with Reading Australia's real estate development segment for the three months ended March 31, 1999 and March 31, 1998, respectively.

  /3/ Corporate operations reflect net revenue from the operation of the Royal George Theatre (1999 only) and corporate overhead.

period. The decrease from the prior year period is attributable to expenses items which vary directly with the Theater Revenue of CineVista.

     CineVista's General and administrative expenses decreased approximately 52.8% or $207,000 to $185,000 for the three months ended March 31, 1999 from $392,000 in the corresponding prior year period. The total for the quarter ended March 31, 1998 included a $165,000 charge relating to the closing of four screens during the period. The charge was comprised of a $395,000 loss on leasehold improvements net of a reversal of a $230,000 provision for deferred rent.

Domestic Cinemas
----------------

     Domestic Cinemas' Theater Revenues increased approximately 9.3% or $248,000 to $2,906,000 for the three months ended March 31, 1999 from $2,658,000 in the corresponding prior year period in part due to the inclusion in the current year period of the Tower Theater in Sacramento, California which commenced operations in November 1998. Reading is currently negotiating a transaction to lease sixteen screens at four locations in Manhattan (See Note 3). Closing of the transaction is expected to occur in the second quarter of 1999. In May 1999, Reading commenced operation of a twelve screen cinema in Manville, New Jersey. The Company has leased an additional eight screen cinema in Buffalo, New York with operations expected to commence in the second quarter of 1999. At March 31, 1999 and March 31, 1998, the Domestic Cinemas operated 22 screens at four locations and 19 screens at three locations respectively.

     Theater Operating Expenses increased approximately 2.4% or $52,000 to $2,233,000 for the three months ended March 31, 1999 from $2,181,000 in the corresponding prior year period, primarily as a result of the inclusion of the Tower Theater in the current period.

     The Domestic Cinemas' General and Administrative expenses remained consistent with the corresponding prior year period.

Australia
---------

     Theater Revenues for Australian operations increased approximately 7.6% or $127,000 to $1,794,000 for the three months ended March 31, 1999 from $1,667,000 in the corresponding prior year period. A four screen cinema commenced operations in November 1998 and is included in the results for the three months ended March 31, 1999. Reading Australia is currently constructing an entertainment center on land owned by the Company. The complex will include a 10 screen cinema and entertainment related retail space with operations expected to commence in the fourth quarter of 1999. Reading Australia is also constructing 40 screens at five leased locations with five screens at one location to commence operations in the second quarter of 1999, 5 screens at another location expected to commence operations in the third quarter 1999, and thirty screens at three locations expected to commence operation in the fourth quarter 1999. At March 31, 1999 and 1998, Reading Australia operated 21 screens at four locations and 16 screens at three locations, respectively.

     Theater Operating Expenses for Australian operations increased approximately 15.9% or $195,000 to $1,419,000 for the three months ended March 31, 1999 from $1,224,000 in the corresponding prior year period. The increase reflects results of the recently opened cinema, including increased advertising costs associated with promoting the new location.

     General and Administrative costs increased approximately 24.3% or $161,000 to $824,000 for the three months ended March 31, 1999 from $663,000 in the corresponding prior year period. The increase primarily related to increased payroll costs, office expenses and carrying costs of land held for development associated with continued expansion of operations and development activities in Australia.

     Corporate "General and administrative" expenses increased approximately $337,000 in the 1999 Quarter to $1,684,000 as compared to $1,347,000 in the 1998
Quarter principally as a result of increased payroll costs, office expenses and carrying costs associated with Reading's continued expansion of operations and development activities.

Real Estate Revenues
--------------------

     Real estate revenues include rental income and the net proceeds of sales of Reading's real estate in the United States which Reading is liquidating.

Equity in Earnings of Affiliate
-------------------------------

     "Earnings from equity investments" include earnings from the Company's investment in Citadel, BRI, WPG and the NZ JVs. "Earnings from equity investments" increased $18,000 to $149,000 in the three months ended March 31, 1999 as compared to $131,000 in the 1998 Quarter. In the first quarter of 1999 "Earnings from equity investments" included equity earnings of $147,000 from the Company's investment in Citadel and $2,000 from WPG. "Earnings from equity investments" in the first quarter of 1998 was comprised of Citadel equity earnings of $86,000, $85,000 from WPG and a loss of $40,000 from BRI.

Other Income (Expense)
----------------------

  "Other income" totaled $19,000 in the 1999 Quarter as compared to "Other expense" of $632,000 in the 1998 Quarter. The 1998 Quarter expense is comprised primarily of losses on foreign currency derivative positions. The Consolidated Company does not currently have any foreign currency derivative positions.

Interest Income
---------------

  Interest income totaled $732,000 in the 1999 Quarter as compared to $1,352,000 in the 1998 Quarter. The decrease in interest income is primarily a result of a reduction in average cash fund balances during the three months ended March 31, 1999 as compared to the corresponding prior year period due to increasing investments in Reading's development projects.

Minority Interest
-----------------

     The components of "Minority Interest" in the 1999 and 1998 Quarters is as follows:


                                                             1999                1998
                                                       ----------------   ------------------
                                                                   (in thousands)
                                                       --------------------------------------
          REI                                                 $481                   $418
          Angelika New York                                    (61)                   (59)
          Australian cinema                                     (4)                   (35)
                                                                --                    ---
             Minority interest income (expense)               $416                   $324
                                                              ====                   ====

     The principal component of minority interest is derived from the Company's holdings in REI. The Company owns preferred stock in REI which earns an annual dividend of approximately $3,575,000 and approximately 69% of the outstanding REI common stock. REI minority income in the 1999 and 1998 Quarter reflects the 30.7% minority interests share of REI losses and preferred dividends paid to the Company. REI has not declared or paid the dividends accumulating to the Company in the 1999 Quarter amounting to approximately $893,750, which resulted in a decrease to the Minority interest share of REI losses in the 1999 Quarter as compared to the 1998 Quarter. The 16.67% minority interest in income of Angelika NY amounted to $61,000 and $59,000 in the 1999 Quarter and 1998 Quarter, respectively. Minority interest in income of the Australian Cinema represents the 25% minority interests ownership in such cinema.

Income Tax Provision
--------------------

  Income tax expense amounted to $222,000 in the 1999 Quarter as compared to $193,000 in the 1998 Quarter. The 1999 Quarter includes an accrual for $207,000 which will be paid if certain intercompany loans are repaid and state and local taxes of $15,000. The 1998 Quarter includes a current tax provision for foreign withholding taxes of $179,000 which will be paid when certain intercompany loans are repaid and estimated federal and state taxes of $14,000.

Liquidity and Capital Resources

  At March 31, 1999, the Consolidated Company had cash and cash equivalents totaling approximately $55,370,000 which includes approximately $51,526,000 held by Reading. At March 31, 1999, Craig had cash and cash equivalents of approximately $3,844,000. REI is majority owned by the Company and, accordingly, is included in the consolidated financial statements. However, Craig and REI are separate public companies and each entity's capital resources and liquidity is legally independent of the other and any intercompany loans or receivables would require approval of each separate company's Board of Directors. Accordingly, the liquidity of Craig is principally dependent on Reading's ability to pay dividends in accordance with the terms of the Reading Preferred Stock amounting to approximately $3.575 million annually. After consultation between the Company and REI, it was determined that REI would defer, for the time being, payment of dividends to the Company with respect to the Series B Preferred Stock. The Company has no current need for such funds, since it has, in the view of management, sufficient funds on hand to meet its cash needs for the immediate future. While not anticipated, further liquidity could be achieved through the sale of shares of Citadel and/or REI.

     At March 31, 1999, the cash and cash equivalents held by Reading are anticipated to be fully deployed in furtherance of Reading's cinema, entertainment center development and live theater programs. Reading's total commitments exceed the available liquid funds. However, management believes that Reading has sufficient cash on hand to complete the projects and acquisitions currently scheduled for completion in 1999. This includes the anticipated addition of 50 screens in Australia (increasing the screen count in that market from 21 to 71 screens), 36 screens in the United States (increasing the screen count from 22 to 58 screens), 12 screens in Puerto Rico (increasing the screen count from 46 to 58 screens) and four screens in New Zealand (increasing the screen count from 9 to 13 screens). Reading plans to leverage these assets as they commence operations, and to use the proceeds from such financings to continue the development program in the year 2000. Reading estimates that the total development cost of all of its currently planned cinema and entertainment center projects will exceed $230,000,000. In the event that debt financing cannot be obtained on terms acceptable to Reading, consideration will be given to seeking joint venture partners, issuing debt or equity securities, delaying development of certain projects and/or selling land currently held for development, or other assets. Reading is also in discussions with various lenders concerning the possibility of securing construction period finance. Reading does not currently consider any of its development assets to be held for sale.

     At March 31, 1999, Reading had total commitments of approximately $105,100,000. Of this amount, it is currently anticipated that approximately $46,300,00 will be funded in 1999, and approximately $58,800,00 will be funded in or after 2000. Included among these commitments is a $32,500,000 credit facility to be made available by Reading and a $4,000,000 option payment to be funded in connection with the Cinema Transactions (see Note 3) (both of which are unlikely to be funded before the end of the fourth quarter of 2000); a contractual obligation to construct an entertainment center in Australia, at an estimated remaining cost of $21,100,000 (currently anticipated to be completed in late 2000 or early 2001), an $8,230,000 obligation to purchase a 1,086 stall parking structure and a 0.215 acre site located in central Wellington, and a $3,179,000 obligation to acquire additional open land in New Zealand.

     The following summarizes the major sources and uses of cash funds in the three months ended March 31, 1999 and 1998:

1999:
----

     "Unrestricted cash and cash equivalents" decreased $7,944,000 from $63,314,000 at December 31, 1998 to $55,370,000 at March 31, 1999. Working
capital decreased $9,640,000 from $47,445,000 at December 31, 1998 to $37,805,000 at March 31, 1999.

     The Consolidated Company used approximately $1,527,000 in cash for operating purposes during the 1999 Quarter. This operating use of funds was offset some what by $732,000 in "Interest and Dividend" income and an increase in other liabilities of approximately $526,000.

     In addition to the payment of operating and general and administrative expenses, the principal use of cash funds during the 1999 Quarter included $351,000 used to repurchase Craig common stock, $4,631,000 in purchases of property and equipment, $117,000 for purchases of property held for development, and payment of preferred stock dividends by Reading to Citadel of $114,000.

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

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          For a description of legal proceedings, please refer to Item 3 entitled "Legal Proceedings" contained in the Company's Form 10-K for the fiscal year ended December 31, 1998.

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

                          CRAIG CORPORATION REGISTRANT

Date:     May 17, 1999                   By:   /s/ S. Craig Tompkins
     ------------------------                -------------------------------
                                             S. Craig Tompkins
                                             President

Date:     May 17, 1999                   By:    /s/ Robin W. Skophammer
     ------------------------                -------------------------------
                                             Robin W. Skophammer
                                             Chief Financial Officer