Form 10-Q
period 1999-06-30
CRAIG CORP
filed 1999-08-16
CIK 110985

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


      For the quarterly period ended:  June 30, 1999


                                      OR



[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ___________________ to ___________________


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 3,580,812 shares of Common Stock, $0.25 par value per share, and 7,058,412 shares of Class A Common Preference Stock, $0.01 par value per share, as of August 13, 1999.

================================================================================

                      CRAIG CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
PART 1.  Financial Information
------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1999 (Unaudited)
            and December 31, 1998............................................  1

         Consolidated Statements of Operations for the Three and Six Months
            Ended June 30, 1999 and 1998 (Unaudited).........................  3

         Consolidated Statements of Cash Flows for Six Months
            Ended June 30, 1999 and 1998 (Unaudited).........................  4

         Notes to Consolidated Financial Statements..........................  5

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................ 15


PART 2.  Other Information
------
Item 1.  Legal Proceedings................................................... 25
Item 2.  Changes in Securities............................................... 25
Item 3.  Defaults Upon Senior Securities..................................... 25
Item 4.  Submission of Matters to a Vote of Security Holders................. 25
Item 5.  Other Information................................................... 25
Item 6.  Exhibits and Reports on Form 8-K.................................... 25

Signatures................................................................... 26

                      CRAIG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                           (Unaudited)
                                                                             June 30,                   December 31,
                                                                               1999                         1998
                                                                       --------------------     ----------------------
ASSETS                                                                          (In thousands of dollars)
------------------------------------------------------                 -----------------------------------------------
Current Assets

     Cash and cash equivalents                                               $ 37,823                      $ 63,314
     Restricted cash                                                              976                           904
     Receivables                                                                  552                           582
     Inventories                                                                  229                           236
     Prepayments and other current assets                                         863                           543
                                                                             --------                      --------
          Total current assets                                                 40,443                        65,579

     Equity investment in Citadel                                              16,882                        12,962
     Equity investments in foreign affiliates                                   6,084                         4,661
     Note receivable from joint venture partners                                3,191                         2,883
     Net investment in leased equipment                                         2,125                         2,125
     Property held for development                                             30,080                        32,949
     Property and equipment, net                                               52,728                        28,063
     Other assets                                                               5,035                         4,758
     Excess of cost over net assets acquired, net of
       accumulated amortization of $1,744 in 1999 and
       $1,426 in 1998                                                          11,725                        10,611
                                                                             --------                      --------
          Total assets                                                       $168,293                      $164,591
                                                                             ========                      ========

         See accompanying notes to consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                                                                           (Unaudited)
                                                                             June 30,                 December 31,
                                                                               1999                      1998
                                                                        --------------------     ------------------
                                                                                  (In thousands of dollars)
                                                                        -------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                                          $1,419                       $3,155
   Film rental payable                                                        2,268                        1,347
   Accrued property costs                                                     4,552                        1,734
   Property purchase commitments                                              4,234                        8,066
   Accrued taxes                                                                431                          495
   Note payable, including $1,998 to affiliate                                3,929                        2,147
   Short term debt                                                               --                          594
   Other accrued expenses and liabilities                                       724                          596
                                                                           --------                     --------
        Total current liabilities                                            17,557                       18,134
                                                                           --------                     --------

   Note payable                                                               2,392                          920
   Other liabilities                                                          5,090                        4,606
   Deferred tax liabilities                                                   8,368                        8,368
                                                                           --------                     --------
        Total long term liabilities                                          15,850                       13,894
                                                                           --------                     --------

   Minority interests in equity of subsidiaries                              29,766                       30,221
   Redeemable Preferred stock of Reading                                      7,000                        7,000

Shareholders' Equity
   Preferred stock, par value $.25, 1,000,000 shares
    authorized, none issued                                                      --                           --

   Class A common preference stock, par value $.01,
    10,000,000 shares authorized, 8,734,065 issued and
    7,058,412 outstanding                                                        87                           87
   Class B common stock, par value $.01, 20,000,000
    shares authorized, none issued                                               --                           --

   Common Stock, par value $.25, 7,500,000 shares
    authorized, 5,444,065 shares issued and 3,580,812
    and 3,628,612 outstanding at June 30, 1999 and
    December, 31, 1998, respectively                                          1,361                        1,361
   Additional paid-in capital                                                31,111                       31,111
   Accumulated other comprehensive loss                                      (2,964)                      (6,000)
   Retained earnings                                                         89,365                       89,257
   Cost of treasury shares, 3,538,906 and 3,491,106
    shares at June 30, 1999 and December 31, 1998,
    respectively                                                            (20,840)                     (20,474)
                                                                           --------                     --------
        Total shareholders' equity                                           98,120                       95,342
                                                                           --------                     --------
        Total liabilities and shareholders' equity                         $168,293                     $164,591
                                                                           ========                     ========

         See accompanying notes to consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                           Three Months Ended                  Six Months Ended
                                                June 30,                           June 30,
                                     --------------------------------   -------------------------------
                                          1999              1998            1999              1998
                                     ---------------   --------------   -------------   ----------------
                                             (In thousands of dollars, except for share amounts)
Revenues:
Theaters:
 Theater admissions                      $ 6,716            $6,187          $12,245          $12,597
 Theater concessions                       2,085             1,874            3,712            3,930
 Theater advertising and other               393               328              706              565
Real estate                                   80               170              129              212
                                         -------           -------          -------          -------
                                           9,274             8,559           16,792           17,304

Expenses:
Theater costs                              7,234             6,130           13,037           12,357
Theater concession costs                     435               420              802              857
Depreciation and amortization                811               633            1,519            1,220
General and administrative expenses        3,329             2,843            6,155            5,378
                                         -------           -------          -------          -------
                                          11,809            10,026           21,513           19,812
                                         -------           -------          -------          -------

Loss from operations                      (2,535)           (1,467)          (4,721)          (2,508)

Earnings from equity investments           3,820                (1)           3,969              130
Other income (expense)                       (20)              215               (1)            (417)
Interest expense                             (63)              (59)            (119)            (117)
Interest income                              651             1,197            1,439            2,607
                                         -------           -------          -------          -------
Earnings (loss) before taxes and
 minority interest                         1,853              (115)             567             (305)
Minority interest                           (159)              302              257              626
                                         -------           -------          -------          -------
Earnings before taxes                      1,694               187              824              321
Provision for taxes                         (266)             (214)            (488)            (407)
                                         -------           -------          -------          -------
Net earnings (loss)                        1,428               (27)             336              (86)
Dividends paid on subsidiary
 redeemable preferred stock                 (114)             (114)            (228)            (228)
                                         -------           -------          -------          -------
Net earnings (loss) applicable to
 common shareholders                     $ 1,314           $  (141)         $   108          $  (314)
                                         =======           =======          =======          =======
Basic and diluted earnings (loss)
 per share:                              $  0.12           $ (0.01)         $  0.01          $ (0.03)
                                         =======           =======          =======          =======

         See accompanying notes to consolidated financial statements.

                               CRAIG CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                              ------------------------------------
                                                                                  1999                     1998
                                                                             ----------------          ------------
                                                                                  (In thousands of dollars)
Operating Activities
Net earnings (loss)                                                             $    336                $    (86)
Adjustments to reconcile net earnings (loss) to net cash provided by
 (used in) operating activities:
  Depreciation                                                                     1,201                     906
  Amortization                                                                       318                     314
  Deferred rent expense                                                              161                      56
  Equity earnings of affiliates                                                   (3,969)                   (130)
  Write off of capitalized development costs                                         479                      --
  Loss on disposal of assets                                                          --                     423
  Minority interest                                                                 (257)                   (626)
Changes in operating assets and liabilities:
  (Increase) decrease in receivables                                                  39                    (317)
  (Increase) decrease in other current assets                                       (251)                    399
  Increase (decrease) in payables                                                   (686)                 (1,899)
  Increase (decrease) in accrued film rental                                         907                     (40)
  Increase (decrease) in other liabilities                                          (283)                     20
                                                                                --------                --------
Net cash used in operating activities                                             (2,005)                   (980)
                                                                                --------                --------

Investing activities
  Purchase of Citadel stock                                                           --                  (1,425)
  Purchase of G&L common stock and property                                       (1,961)                     --
  Purchase of property held for development                                         (385)                     --
  Purchase of property and equipment                                             (15,862)                (16,609)
  Payments on property purchase commitments                                       (6,665)                     --
  Investment in New Zealand joint venture                                           (650)                 (3,508)
  Decrease in restricted cash                                                         29                   3,474
                                                                                --------                --------
Net cash used in investing activities                                            (25,494)                (18,068)
                                                                                --------                --------

Financing activities
  Treasury stock repurchases                                                        (366)                     --
  Distributions to minority partner                                                 (207)                   (161)
  Payment of Reading preferred dividends                                            (228)                   (228)
  Purchase commitments                                                                --                   3,056
  Note receivable to New Zealand joint venture                                      (109)                     --
  Proceeds from note payable                                                       2,712                      --
  Decrease in note payable                                                          (133)                   (574)
                                                                                --------                --------
Net cash provided by financing activities                                          1,669                   2,093
                                                                                --------                --------

Effect of foreign exchange rate changes on cash                                      339                    (155)
                                                                                --------                --------
Increase (decrease) in cash and cash equivalents                                 (25,491)                (17,110)
Cash and cash equivalents at beginning of the period                              63,314                  98,202
                                                                                --------                --------
Cash and cash equivalents at end of period                                      $ 37,823                $ 81,092
                                                                                ========                ========

         See accompanying notes to consolidated financial statements.

Craig Corporation and Subsidiaries
Notes to Condensed Financial Statements (unaudited)
June 30, 1999
(amounts in tables in thousands)

NOTE 1  --  BASIS OF PRESENTATION

     BASIS OF CONSOLIDATION: The consolidated financial statements include the accounts of Craig Corporation ("Craig") and its wholly owned subsidiaries (collectively, the "Company") and its majority owned subsidiaries (collectively, the "Consolidated Company").

     The Company's principal holdings at June 30, 1999 and December 31, 1998 consisted of (i) common and preferred stock representing approximately 78% of the voting power of Reading Entertainment, Inc. ("REI"), (ii) common shares representing approximately 16.4% of the outstanding common shares of Citadel Holding Corporation ("CHC" and collectively with its consolidated subsidiaries "Citadel"), and, (iii) 16.4% of the outstanding common stock of Big 4 Ranch, Inc., a company owing a 40% interest in certain agricultural properties located in Kern County, California, and (iv) cash and cash equivalents. The Consolidated Company holds a 48% interest in Citadel and 49% interest in Big 4 Ranch, Inc.

     Through its majority owned subsidiaries, REI is principally in the business of developing and operating multi-plex cinemas in the United States, Puerto Rico, Australia and New Zealand and of developing, and eventually operating cinema based entertainment centers in Australia and New Zealand. The Company operates its cinemas through various subsidiaries under the Angelika Film Centers and Reading Cinemas names in the United States (the "Domestic Cinemas"); through Reading Cinemas of Puerto Rico, Inc., under the CineVista name in Puerto Rico ("CineVista" or the "Puerto Rico Circuit"); through Reading Australia Entertainment Pty Limited (collectively with its subsidiaries referred to herein as "Reading Australia") under the Reading Cinemas name in Australia (the "Australia Circuit") and through Reading New Zealand Limited's ("Reading New Zealand") participation in a cinema joint venture operating under the Berkley Cinemas name in New Zealand. Reading's entertainment center development activities in Australia are also conducted through Reading Australia, under the Reading Station name and in New Zealand under the Reading New Zealand Limited name. In addition, Reading has recently expanded into the live theater business and currently owns one live theater consisting of four auditoriums in Chicago and has licensed rights to operate a second live theater located in San Francisco.

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

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim information and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto, together with Management's Discussion

Craig Corporation and Subsidiaries
Notes to Condensed Financial Statements (unaudited)
June 30, 1999
(amounts in tables in thousands)

and Analysis of Financial Condition and Results of Operations as of December 31, 1998 and for the year then ended. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     Certain amounts in previously issued financial statements have been reclassified to conform with the current period presentation.

     BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE: Basic earnings (loss) per share is calculated by dividing net earnings (loss) applicable to common shareholders by the weighted average shares outstanding during the period. The weighted average number of shares outstanding for the three months ended June 30, 1999 and 1998 were 10,639,224 and 10,811,137, respectively. The weighted average number of shares outstanding for the six months ended June 30, 1999 and 1998 were 10,646,204 and 10,790,595, respectively. Basic and diluted earnings
(loss) per share for the three and six months ended June 30, 1999 and 1998 was calculated based on net earnings (loss) available to common stock shareholders, which includes a reduction for dividends declared on the redeemable preferred stock in REI held by Citadel amounting to approximately $114,000 for each of the three month periods and $228,000 for each of the six month periods, respectively.

     Diluted earnings (loss) per share is calculated by dividing net earnings
(loss) applicable to common shareholders by the weighted average common shares outstanding plus the dilutive effect of stock options. During the three and six months ended June 30, 1998, the Company recorded a net loss and, therefore, the stock options were anti-dilutive. At June 30, 1999, stock options to purchase 659,940 shares of Common Stock and 60,000 shares of Class A Common Preference Stock at average exercise prices of $6.20 and $7.20 per share, respectively, were outstanding. The weighted average number of shares used in calculating diluted earnings per share for the three and six months ended June 30, 1999 were 10,738,667 and 10,756,154, respectively.

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

Craig Corporation and Subsidiaries
Notes to Condensed Financial Statements (unaudited)
June 30, 1999
(amounts in tables in thousands)

     The following sets forth the company's comprehensive (loss) or income for the periods shown:

                                                 Three Months Ended                      Six Months Ended
                                                     June 30,                                 June 30,
                                              1999               1998                   1999                1998
                                            --------           --------               --------            --------
Net earnings (loss)                          $1,428             $   (27)              $  336              $   (86)
Other comprehensive income (loss)             1,953              (2,088)               3,036               (1,594)
                                             ------             -------               ------              -------
Comprehensive income (loss)                  $3,381             $(2,115)              $3,372              $(1,680)
                                             ======             =======               ======              =======


NOTE 3  --  ACQUISITION ACTIVITIES

     On March 18, 1999, Reading acquired a four auditorium live theater complex in Chicago, which operates under the name "The Royal George Theatre" for approximately $2,800,000 of which $1,182,000 was financed with a purchase money mortgage due in May 2000. The purchase price was allocated based upon appraisals to the fair value of the land, building and equipment acquired.
Also, in March 1999, Reading entered into an agreement to license the use of the Marines Theater in San Francisco through May 2001.

     In December 1998, Reading entered into an Agreement in Principle (the "Agreement in Principle") to lease and operate four cinemas located in Manhattan (herein as referred as the "Circuit") and to acquire three live "Off Broadway" theaters also located in Manhattan. Pursuant to the Agreement in Principle, Reading will also acquire the 16.7% interest in the Angelika Film Center in Manhattan not already owned by it and certain management rights with respect to three other cinemas located in Manhattan (the lease transaction, and the acquisition of the management rights, the minority interest in the Angelika Film Center and the "Off Broadway" theaters are collectively referred to as the "City Cinema Transactions").

     In connection with the City Cinemas Transactions, Reading made a deposit of approximately $1,000,000, which amount is included as "Other assets" in the Consolidated Balance Sheet at June 30, 1999. The assets to be leased or acquired under the City Cinemas transactions are owned jointly by James J. Cotter, a major shareholder and the Chairman of the Board of the Company and Michael Forman, also a major shareholder of the Company. Responsibility for the review and approval of the City Cinemas Transaction has been delegated to an independent committee of the REI Board of Directors, and, as those transactions continue to be under the review of that committee, no assurances can be given that the transactions will be completed. Reading is continuing to work with City Cinemas with the goal of consummating the transactions by the end of the year.

NOTE 4  --  EQUITY INVESTMENT IN CITADEL HOLDING CORPORATION
            ("CITADEL") AND BIG 4 RANCH, INC. ("BRI")

     At June 30, 1999, the Consolidated Company owned 3,209,779 shares of common stock of Citadel representing an ownership interest of approximately 48%. The Company accounts for its investment in the Citadel by the equity method. Citadel's net earnings for the three and six months ended June 30, 1999 were approximately $8,004,000 and $8,474,000, respectively, and the Consolidated

Craig Corporation and Subsidiaries
Notes to Condensed Financial Statements (unaudited)
June 30, 1999
(amounts in tables in thousands)

Company's share of such earnings for the three and six months ended June 30, 1999 was $3,772,000 and $3,919,000, respectively, which amounts are included in the Condensed Consolidated Statement of Operations as "Earnings from equity investments." Citadel's net earnings for the 1999 three and six month periods include a non-recurring pre-tax gain from the sale of a property amounting to approximately $13,337,000. The Consolidated Company's share of Citadel's net earnings for the three and six months ended June 30, 1998 were $43,000 and $129,000, respectively. Citadel's assets and liabilities totaled $34,912,000 and $2,566,000, respectively, at June 30, 1999. The closing price of Citadel's common stock on the American Stock Exchange was $4.75 per share at June 30, 1999. Management believes that the June 30, 1999 carrying value of the Citadel investment amounting to approximately $16,882,000 approximates the underlying financial statement equity in the net assets of Citadel.

     During 1997, Craig acquired 666,000 of the Citadel shares it owns upon the exercise of a warrant at a cost of approximately $3.00 per share, or $1,998,000. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note in the amount of $1,998,000, secured by 500,000 shares of REI Common Stock. Interest is payable quarterly in arrears at the prime rate, which amounted to 7.75% at June 30, 1999. Interest expense paid pursuant to this note amounted to approximately $78,000 and $87,000 for the six months ended June 30, 1999 and 1998, respectively. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following Citadel's written demand for payment and has been included in the accompanying Balance Sheet as "Note Payable to Citadel."

     The Consolidated Company owns 3,322,279 shares of common stock of BRI representing an ownership interest of approximately 49%. BRI owns a 40% interest in three agricultural partnerships which own agricultural land located in California. A company controlled and owned by the Chairman of the Board of the Company and certain members of his family owns a 20% interest in the partnerships and Citadel owns the remaining 40% interest in the partnerships. The Company accounts for its investment in the BRI common stock by the equity method. BRI's net loss for the six months ended June 30, 1999 and 1998 totaled $113,000 and $147,000, respectively. The Company did not record its 49% share of the 1999 loss, as the carrying value of its investment in BRI had previously been reduced to $0 as of December 31, 1998. The Company has no obligation to fund BRI's operating losses. BRI had deficit equity of approximately $13,000 at June 30, 1999.

NOTE 5  --  EQUITY INVESTMENTS IN FOREIGN AFFILIATES

     The carrying value of each of the Company's equity investments in foreign affiliates is as follows:

                                                          (Unaudited)
                                                        June 30, 1999    December 31, 1998
----------------------------------------------------------------------   -----------------
Whitehorse Property Group ("WPG")1                         $1,578             $1,484
New Zealand Joint Ventures ("NZ JVs")2                      4,506              3,177
                                                           ------             ------
Total                                                      $6,084             $4,661
                                                           ======             ======

Craig Corporation and Subsidiaries
Notes to Condensed Financial Statements (unaudited)
June 30, 1999
(amounts in tables in thousands)

1 Does not include a loan to the joint venture partner of approximately
  $1,967,000 and $1,769,000 at June 30, 1999 and December 31, 1998,
  respectively.
2 Does not include a loan to the joint venture partner of approximately
  $1,224,000 and $1,114,000 at June 30, 1999 and December 31, 1998,
  respectively.

     Reading Australia owns a 50% interest in the Whitehorse Property Group Unit Trust ("WPG"). WPG owns a shopping center located near Melbourne, Australia. WPG's net loss for the six months ended June 30, 1999 totaled approximately $46,000, and the Company's $23,000 share of the net loss has been included in the Condensed Consolidated Statement of Operations as "Earnings from equity investments." WPG's net earnings for the six months ended June 30, 1998 was approximately $108,000 and the Company's 50% shares of the operating results for the 1998 six month period was $54,000. WPG's assets and liabilities totaled $11,225,000 and $8,209,000, respectively, at June 30, 1999. Reading Australia has guaranteed one-half or $3,750,000 of WPG's $7,500,000 bank debt. The carrying amount of the Consolidated Company's 50% interest approximates half of the estimated value of WPG.

     At June 30, 1999, Reading New Zealand owned a 50% interest in two joint ventures, (the "NZ JVs"), one with a cinema operator and one with a property developer in New Zealand. The assets of the NZ JVs consisted of two multiplex cinemas (a five screen cinema on owned land and a four screen leased cinema), a
1.764 acre property located in Wellington, and a parcel on which a 4 screen cinema is being constructed and is expected to open during the third quarter of 1999. The Wellington property was acquired as a potential entertainment center location, and is subject to a $1,192,000 loan, one half of which was borrowed by a wholly-owned subsidiary of Reading New Zealand. In July 1999, Reading New Zealand acquired 100% ownership in the Wellington property by acquiring the interest held by the joint venture partner for approximately $1,616,000. In addition to the property interest, the Company's joint venture partner relinquished rights to acquire a 50% interest in certain other properties owned by Reading New Zealand in Wellington. The Consolidated Company's share of the earnings of the NZ JV's totaled $73,000 for the six months ended June 30, 1999 and are included in the Consolidated Statement of Operations as "Equity earnings from affiliate."

     Reading New Zealand has entered into contracts to acquire a .215 acre site adjacent to the Wellington property and a 16-acre site which the Company acquired as a possible entertainment center site. The aggregate purchase commitment of the Company under these agreements is $4,234,000, which amount is included in the Consolidated Balance Sheet as "Property purchase commitments" at June 30, 1999. In June 1999, Reading New Zealand completed the purchase of a 1,086 stall parking garage located adjacent to the Wellington property for $7,261,000.

Craig Corporation and Subsidiaries
Notes to Condensed Financial Statements (unaudited)
June 30, 1999
(amounts in tables in thousands)

NOTE 6  --  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                   June 30,             December 31,
                                                                     1999                   1998
                                                              -------------------     ------------------
Land1                                                              $ 2,623                 $   378
Buildings                                                            8,306                   1,858
Leasehold improvements                                              22,731                  15,722
Equipment                                                           11,954                   9,205
Construction-in-progress and property development costs             13,192                   5,714
                                                                   -------                 -------
                                                                    58,806                  32,877
Less:  Accumulated depreciation                                     (6,078)                 (4,814)
                                                                   -------                 -------
                                                                   $52,728                 $28,063
                                                                   =======                 =======

     1 Does not include land held for development, which is included in the Consolidated Balance Sheet as "Property held for development" in the amount of $30,080,000 and $32,949,000 as of June 30, 1999 and December 31, 1998,
respectively.

     The carrying value of Reading Australia's assets will fluctuate due to changes in the exchange rate between the Australian and U.S. dollars.

NOTE 7  --  INCOME TAXES

     Craig and Reading file separate consolidated federal and state income tax returns. One company's net operating loss and capital loss carryforwards, therefore, cannot be used to offset the other company's tax liabilities. Income tax expense for the three and six months ended June 30, 1999 and 1998 amounted to approximately $488,000 (including alternative minimum tax of $23,000, $42,000 of state and local tax and $423,000 related to foreign withholding tax if certain intercompany loans are repaid) and $407,000 (including $31,000 in state and local tax and $376,000 for foreign withholding tax), respectively.
Reading's federal tax return for the year ended December 31, 1996 is currently under examination by the Internal Revenue Service. In July 1999, the Company was notified that its federal tax return for the tax year ended June 30, 1997 had been chosen for examination.

NOTE 8  --  PURCHASE COMMITMENTS

     At June 30, 1999, Reading had commitments for major capital expenditures, property purchase commitments, and purchase money debt commitments for 1999 and thereafter which totaled approximately $62,000,000 inclusive of approximately $55,200,000 related to Australia and New Zealand projects. Included in this amount are expenditures of approximately $35,000,000 (inclusive of accrued expenses of $3,600,000) to be made in 1999, consisting of $26,500,000 to complete construction of 8 cinemas with a total of 77 screens which are anticipated to commence operations in 1999 (inclusive

Craig Corporation and Subsidiaries
Notes to Condensed Financial Statements (unaudited)
June 30, 1999
(amounts in tables in thousands)

of a new domestic 12-screen cinema which commenced operations in May 1999 and a 5-screen cinema in Australia which commenced operation in June 1999), $1,700,000 for the construction of a 50% owned 4 screen cinema, $1,400,000 for property purchase commitments and $5,400,000 for entertainment center site preparation costs. With respect to periods subsequent to 1999, Reading has a development commitment of approximately $21,100,000 relating to an entertainment center in Australia, a $2,900,000 purchase commitment and a $1,200,000 purchase money mortgage due in May 2000 and other projects anticipated to aggregate approximately $1,800,000. Reading's commitments totaling $62,000,000 do not include commitments related to the City Cinemas Transactions, which transactions, if consummated in accordance with the initial letter of intent, would increase the cash commitments of Reading by $36,500,000. Such commitments would not be payable until eighteen months from the date of closing the City Cinemas Transactions.

     The U.S. dollar cost of such Australia and New Zealand projects was based on a conversion rate of .6619 U.S. dollars to each Australian dollar and a conversion rate of .5299 U.S. dollars to each New Zealand dollar. At June 30, 1999, the Consolidated Company has not utilized forward contracts to hedge or offset exposure to market risks arising from changes to foreign exchange rates. Accordingly, amounts reflected as commitments may fluctuate based upon foreign exchange rates at the time of payments. Included in the Balance Sheet as "Cash and cash equivalents" at June 30, 1999, is approximately $29,850,000 ($49,100,000 Australian dollars) converted by the Company to Australian dollars in 1999.

     Under the terms of the joint venture agreement with WPG (see Note 5), Reading Australia has guaranteed approximately $3,750,000 of WPG's $7,500,000 debt which matured in June 1999. The lender has extended the maturity date to October 1999. WPG is presently seeking replacement financing, however, no assurance can be given that such refinancing will be available from third party sources.

     In May 1999, Craig purchased a development property in Southern California for $1,600,000 from G&L Realty Corp. ("G&L"), a real estate investment trust, which the President of the Company is a director. Pursuant to the terms of a management agreement with G&L, G&L has an option to repurchase the property in December 1999 for $1,786,660. The Company has the option to put the property back to G&L at the end of January 2000 for $1,900,000. The property is included in the Balance Sheet as "Other assets" in the amount of $1,600,000 at June 30, 1999. Also, in May 1999, the Company entered into an agreement with G&L which provided that the Company would purchase up to 36,000 shares of G&L Common Stock, which is traded on the New York Stock Exchange, before June 18, 1999.
G&L has the right to purchase from the Company on or before December 3, 1999, the G&L common stock purchased at a price equal to the Company's cost basis plus a premium of 20% per year calculated from the date of purchase. The Company has the right to put the G&L shares to G&L or G&L's two principal shareholders in January 2000. Included in the Balance Sheet as "Other assets" at June 30, 1999 are 34,400 shares of G&L Common Stock purchased pursuant to this agreement at an aggregate purchase price of approximately $361,000.

Craig Corporation and Subsidiaries
Notes to Condensed Financial Statements (unaudited)
June 30, 1999
(amounts in tables in thousands)

NOTE 9     --    SEGMENT INFORMATION

     The following sets forth certain information concerning the Company's two segments, real estate development and cinema operations, for the three and six months ended June 30, 1999 and 1998:

                                                Real Estate         Cinema        Corporate and
Three months ended June 30:                     Development       Operations      Eliminations       Consolidated
                                             -----------------------------------------------------------------------
1999
----
  Revenues                                        $     0           $ 9,194           $    80            $ 9,274
  Operating (loss) income                            (956)              277            (1,856)            (2,535)
1998
----
  Revenue                                         $     0           $ 8,389           $   170            $ 8,559
  Operating (loss)                                   (535)             (101)             (831)            (1,467)


                                                Real Estate         Cinema        Corporate and
Six months ended June 30:                       Development       Operations       Eliminations      Consolidated
                                             -----------------------------------------------------------------------
1999
----
  Revenues                                        $     0           $16,663           $   129            $16,792
  Operating (loss) income                          (1,704)              381            (3,398)            (4,721)
1998
----
  Revenues                                        $     0           $17,092           $   212            $17,304
  Operating (loss) income                          (1,106)              375            (1,777)            (2,508)

NOTE 10     --    PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

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

Craig Corporation and Subsidiaries
Notes to Condensed Financial Statements (unaudited)
June 30, 1999
(amounts in tables in thousands)

Condensed Balance Sheet:                                             June 30,                  December 31,
                                                                       1999                       1998
                                                                       ----                       ----
Assets:
-------
  Cash and cash equivalents                                           $  1,435                   $  4,721
  Other current assets                                                      15                         18
                                                                      --------                   --------
     Total current assets                                                1,450                      4,739
  Investment in Common Stock of Reading                                 65,524                     63,761
  Investment in Preferred Stock of Reading                              55,000                     55,000
  Investment in Citadel                                                  6,159                      4,804
  Property and equipment, net                                              701                        694
  Other assets                                                           2,095                        157
  Excess of cost over net assets acquired                                1,087                      1,109
                                                                      --------                   --------
     Total assets                                                     $132,016                   $130,264
                                                                      ========                   ========

Liabilities and stockholders equity:
------------------------------------
  Accounts payable and accrued expenses                               $    581                   $    674
  Note payable to Citadel, current                                       1,998                      1,998
  Deferred tax liabilities                                              30,410                     30,410
  Stockholders' equity                                                  99,027                     97,182
                                                                        ------                     ------
  Total liabilities and stockholders' equity                          $132,016                   $130,264
                                                                      ========                   ========


                                                        Three Months Ended            Six Months Ended
                                                              June 30,                     June 30,
Condensed Statement of Operations:                      1999            1998          1999           1998
                                                        ----            ----          ----           ----
  Earnings (losses) from Reading investment            $  427          $ 427         $(340)         $  654
  Equity in losses of BRI                                  --             (6)           ---            (19)
  Equity in earnings of Citadel                         1,296             13          1,355             39
  Interest income                                          28             58             78            125
                                                       ------          -----          -----         ------
                                                        1,751            492          1,093            799
                                                       ------          -----          -----         ------

  General and administrative expense                      356            486            821            905
  Depreciation and amortization                            42             61             86            122
  Interest expense                                         39             86             78             86
                                                       ------          -----          -----         ------
                                                          437            633            985          1,113
                                                       ------          -----          -----         ------
Earnings (loss) before income taxes                     1,314           (141)           108           (314)
Income taxes                                               --             --             --             --
                                                       ------          -----          -----         ------
Net earnings (loss)                                    $1,314          $(141)           108         $ (314)
                                                       ======          =====          =====         ======

Craig Corporation and Subsidiaries
Notes to Condensed Financial Statements (unaudited)
June 30, 1999
(amounts in tables in thousands)

                                                                              Six Months Ended
                                                                  -----------------------------------------
                                                                     June 30,                   June 30,
Condensed Statement of Cash Flows:                                     1999                      1998
                                                                  ---------------          ----------------
Operating Activities:
---------------------
 Net earnings (loss)                                                  $   108                  $  (314)
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Undistributed losses of equity affiliates
                                                                       (1,015)                     (20)
   Increase in affiliate receivables                                       --                     (894)
   Other                                                                   (2)                     249
                                                                      -------                  -------
  Net cash (used in) operating activities                                (909)                    (979)
                                                                      -------                  -------
Investing Activities:
---------------------
  Dividends received from Reading                                          --                      894
  Acquisition of Citadel stock                                             --                   (1,425)
  Acquisition of G&L Common Stock                                        (361)                      --
  Acquisition of property from G&L                                     (1,600)                      --
  Purchase of equipment                                                   (50)                      (5)
                                                                      -------                  -------
  Net cash (used in) investing activities                              (2,011)                    (536)
                                                                      -------                  -------

Financing Activities:
---------------------
  Repurchase of common stock                                             (366)                      --
                                                                      -------                  -------
Increase (decrease) in cash and cash equivalents                       (3,286)                  (1,515)
Cash and cash equivalents at beginning of period                        4,721                    5,332
                                                                      -------                  -------
Cash and cash equivalents at end of period                            $ 1,435                  $ 3,817
                                                                      =======                  =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Craig Corporation (Craig and collectively with its wholly owned subsidiaries, the "Company") is in the business of identifying, acquiring, owning and strategically managing controlling interests in other operating companies. At June 30, 1999, the Company owned common stock of Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries, "Reading") and REI Series B Preferred Stock representing approximately 78% of the voting power of that company, and 1,096,106 (approximately 16.4%) shares of Citadel Holding Corporation ("CHC" and collectively with its wholly owned subsidiaries, "Citadel") Common Stock and 1,096,106 (approximately 16.4%) shares of Big 4 Ranch, Inc. ("BRI"). As used herein, the term the "Consolidated Company" is used to describe, for accounting purposes, the Company reporting on a consolidated basis its ownership interest in REI. The Consolidated Company currently owns approximately 48% of the Common Stock of Citadel and approximately 49% of the Common Stock of BRI.

  REI has elected to focus its theater development and related real estate development activities in two principal areas, the development and operation of multiplex motion picture theaters in Puerto Rico, the United States, Australia and New Zealand; development in Australia of entertainment centers typically existing of a multiplex cinema, complimentary restaurant and retail uses, and self contained parking. In addition, Reading recently expanded into the live theater business and owns one live theater in Chicago and has licensed rights to operate a second theater in San Francisco.

Results of Operations

  The following is a comparison of the results of operations for the three months ended June 30, 1999 ("1999 Quarter") with the three months ended June 30, 1998 ("1998 Quarter") and a comparison of the results of operations for the six months ended June 30, 1999 ("1999 Six Months") with the six months ended June 30, 1998 (the "1998 Six Months"). Due to the nature of the Consolidated Company's development and acquisition activities and the timing associated with the results of such activities, and the results of operations of eight new cinemas opened since January 1, 1998, the Consolidated Company's financial position, results of operations and cash flows have varied significantly and, in the view of management are not necessarily indicative of future operating results. The Consolidated Company's entertainment center developments are in the early stage of development and generally will not produce income or cash flow for at least eighteen to twenty-four months from the time that all development approvals have been secured.

  The Consolidated Company's net income applicable to common shareholders for the 1999 Quarter and 1999 Six Months approximated $1,314,000 or $.12 per basic share and $108,000 or $.01 per basic share, respectively, as compared to the 1998 Quarter and 1998 Six Month net loss applicable to common shareholders of approximately $141,000 or $.01 per share and $314,000 or $.03 per basic share, respectively. The increase in net earnings in the 1999 Quarter and 1999 Six Months is principally attributable to equity earnings amounting to approximately $3,772,000 and $3,919,000, respectively, from the Consolidated Company's 48% investment in Citadel. Citadel reported a significant non-recurring gain from the sale of property during the three and six months ended June 30, 1999. In addition to the earnings recorded from the Consolidated Company's investment in Citadel, the net earnings in the 1999 periods has been impacted by a decrease in "Theater Operating Income", a reduction in "Interest income" and an increase in "General and administrative expenses" as described below. In each of the three and six month periods ended June 30, 1999 and 1998, "Net earnings (loss) applicable to common shareholders" has been adjusted for the 6.5% per annum dividend ($114,000 quarterly and $228,000 for the six month periods) on the $7,000,000 stated value of Reading Convertible Preferred Stock held by Citadel.

     Theater Revenues are comprised of Admissions, Concessions and Advertising and other revenues. "Theater costs" and "Theater concession costs" (collectively "Theater Operating Expense") reflect the direct theater costs of CineVista, the Domestic Cinemas and Reading Australia's cinemas. "General and Administrative" expenses are presented without consideration of intercompany management fees. Theater Revenues, Theater Operating Expenses, and General and Administrative expenses for each of the six month periods ended June 30, 1999 and 1998 were as follows:

                                                    Domestic
1999                              Cine Vista       Cinemas/1/         Australia         Corporate              Total
                                --------------    ------------    -----------------   -----------------   ---------------
Theater Revenue                    $6,047,000       $6,682,000        $ 3,934,000        $                  $16,663,000
Theater Operating Expense           5,531,000        5,259,000          3,049,000                            13,839,000
Depreciation and
  Amortization                        436,000          627,000            388,000              68,000         1,519,000
General & Administrative              423,000          240,000          1,822,000/2/        3,670,000/3/      6,155,000
                             ------------------------------------------------------------------------------------------
                                   $ (343,000)      $  556,000        $(1,325,000)        $(3,738,000)      $(4,850,000)
                             ==========================================================================================

                                                     Domestic
                                 Cine Vista           Cinemas         Australia           Corporate            Total
1998                            -------------    ---------------   ---------------    ----------------    --------------
Theater Revenue                    $8,275,000       $5,529,000        $ 3,288,000         $                 $17,092,000
Theater Operating Expense           6,480,000        4,297,000          2,437,000                            13,214,000
Depreciation and
  Amortization                        273,000          509,000            344,000              94,000         1,220,000
General & Administrative              608,000          288,000          1,383,000/2/        3,099,000         5,378,000
                             ------------------------------------------------------------------------------------------
                                   $  914,000       $  435,000        $  (876,000)        $(3,193,000)      $(2,720,000)
                             ==========================================================================================

/1/Domestic Cinemas operations includes net revenue from the operation of the Royal George Theatre (since March 13, 1999 only).
/2/Includes $1,473,000 and $1,106,000 of General and Administrative expenses associated with Reading Australia's real estate development segment for the six months ended June 30, 1999 and June 30, 1998, respectively.
/3/Includes $212,000 of expenses associated with New Zealand operations.

CineVista
---------

     CineVista's Theater Revenues decreased approximately 26.9% or $2,228,000 to $6,047,000 in the 1999 Six Months from $8,275,000 in the 1998 Six Months. The decrease is due in part to more favorable film product in the first quarter of 1998 and an $800,000 reduction in the 1999 Quarter as a result of the net effect of the closing of a six screen cinema at one location in 1998, the closing of four screens at two locations in the first quarter of 1998, offset by the opening of an eight screen cinema in the second quarter of 1998. The new cinemas contributed an additional $529,000 in revenues in the 1999 Six Months as compared to the 1998 Six Months. CineVista is constructing a twelve screen cinema on a leased property in the San Juan metropolitan area which is expected to open in the fourth quarter of 1999. CineVista is also currently in negotiation to build an additional 10 screen cinema at an existing location. At June 30, 1999, and 1998, CineVista operated 44 screens at seven locations and 50 screens at eight locations, respectively.

     CineVista's Theater Operating Expenses decreased approximately 14.6% or $949,000 to $5,531,000 for the six months ended June 30, 1999, from $6,480,000 in the corresponding prior year period. The decrease from the 1998 Six Months period is attributable to expenses items which vary directly with the Theater Revenue of CineVista (cost of concession and film rental as a percentage of revenues decreased approximately .9% in the 1999 Six Months) and a reduction in fixed costs associated with the operation of one less site.

     CineVista's General and administrative expenses decreased approximately 30.4% or $185,000 to $423,000 for the six months ended June 30, 1999 from $608,000 in the corresponding prior year period. The total for the 1998 Six Months included a $165,000 charge relating to the closing of four screens during the period. The charge was comprised of a $395,000 loss on leasehold improvements net of a reversal of a $230,000 provision for deferred rent.

Domestic Cinemas
----------------

     Domestic Cinemas' Theater Revenues increased approximately 20.9% or $1,153,000 to $6,682,000 for the 1999 Six Months from $5,529,000 in the 1999 Six
Months, in part, due to the inclusion in the current year period of the Tower Theater in Sacramento, California which commenced operations in November 1998. Reading has leased an additional eight screen cinema in Buffalo, New York which cinema operations commenced in July 1999. At June 30, 1999 and 1998, the Domestic Cinemas operated 34 screens at five locations and 19 screens at three locations respectively.

     Theater Operating Expenses increased approximately 22.4% or $962,000 to $5,259,000 for the 1999 Six Months from $4,297,000 in the corresponding prior year period, primarily as a result of the inclusion of the newly opened cinema and theater in the current period.

     The Domestic Cinemas' General and Administrative expenses were $48,000 less in the 1999 Six Months as compared to the 1998 Six Months due primarily to reduced management fees paid to operate certain domestic cinemas.

Australia
---------

     Theater Revenues for Australian operations increased approximately 19.6% or $646,000 to $3,934,000 for the 1999 Six Months from $3,288,000 in the 1998 Six
Months. Approximately $450,000 of the increase resulted from the contribution of two new cinemas in the 1999 Six Months. a five screen cinema which opened in November 1998 and a five screen cinemas which commenced operations in June 1999. Reading Australia is currently constructing an entertainment center on land owned by the Consolidated Company. The complex will include a 10 screen cinema and entertainment related retail space with operations expected to commence in the fourth quarter of 1999. Reading Australia is also constructing 35 screens at four leased locations with a five screen cinema expected to commence operations in the third quarter of 1999, and the remainder expected to commence operations in the fourth quarter 1999. At June 30, 1999 and 1998, Reading Australia operated 26 screens at five locations and 16 screens at three locations, respectively.

     Theater Operating Expenses for Australian operations increased approximately 25.1% or $612,000 to $3,049,000 for the six months ended June 30, 1999 from $2,437,000 in the corresponding prior year period. Operating expense categories which vary proportionately with revenues increased, as a percentage of revenues by approximately 6.8% due primarily to increased film rent. Fixed operating costs increased as a result of the addition of the two new cinemas in the 1999 Six Months.

     General and Administrative costs increased approximately 31.7% or $439,000 to $1,822,000 for the 1999 Six Months from $1,383,000 in the 1998 Six Months. The increase primarily related to increased payroll costs of approximately $280,000 and an increase in development write-off of $200,000, offset slightly by expense reductions in certain other expense categories.

Corporate
---------

     General and Administrative costs (net of $212,000 associated with the New Zealand operations in the 1999 Six Months) increased approximately 11.6% or $359,000 to $3,458,000 for the 1999 Six Months from $3,099,000 in the 1998 Six
Months, primarily as a result of the write-off of $479,000 in acquisition expenses in 1999.

Real Estate Revenues
--------------------

     Real estate revenues include rental income and the net proceeds of sales of Reading's real estate in the United States which Reading is in the process of liquidating. Such revenues are not included in the results of the Consolidated Company's real estate segment (See Note 9).

Equity in Earnings of Affiliate
-------------------------------

     "Earnings from equity investments" include earnings from the Consolidated Company's investments in Citadel, BRI, WPG and the NZ JVs. "Earnings from equity investments" increased $3,839,000 to $3,969,000 in 1999 Six Months as compared to $130,000 in the 1998 Six Months. In the 1999 Six Months, "Earnings from equity investments" included equity earnings of $3,919,000 from the Consolidated Company's 48% equity investment in Citadel, a $23,000 equity loss from WPG and equity earnings of $73,000 from the NZ JVs. Citadel reported net earnings for the 1999 Six Months of approximately $8,447,000 inclusive of a non-recurring pre-tax gain on the sale of property of approximately $13,337,000. "Earnings from equity investments" in the 1998 Six Months was comprised of Citadel equity earnings of $111,000, $54,000 from WPG and a loss of $35,000 from BRI.

Other Income (Expense)
----------------------

  "Other expense" totaled $1,000 in the 1999 Six Months as compared to $417,000 in the 1998 Six Months. The 1998 Six Months expense is comprised primarily of losses on foreign currency derivative positions. The Consolidated Company does not currently have any foreign currency derivative positions. During 1999, the Company converted a significant portion of its June 30, 1999 cash balances to Australian dollars. Approximately $29,850,000 (representing $49,100,000 Australian dollars) is included in the Balance Sheet as "Cash and cash equivalents" at June 30, 1999.

Interest Income
---------------

  Interest income totaled $1,439,000 in the 1999 Six Months as compared to $2,607,000 in the 1998 Six Months. The decrease in interest income is primarily a result of a reduction in average cash fund balances during the six months ended June 30, 1999 as compared to the corresponding prior year period due to increasing investments in Reading's development projects.

Minority Interest
-----------------

     The components of "Minority Interest" in the 1999 and 1998 Six Months is as follows:


                                                                        Six Months ended
                                                                             June 30,
                                                                             --------
                                                                    1999                    1998
                                                                    ----                    ----
                                                                            (in thousands)
                                                             --------------------------------------------
   REI                                                             $ 434                      $ 785
   Angelika New York                                                (112)                      (127)
   Australian cinemas                                                (65)                       (32)
                                                                   -----                      -----
      Minority interest income (expense)                           $ 257                      $ 626
                                                                   =====                      =====

     The principal component of minority interest is derived from the Company's holdings in REI. The Company owns preferred stock in REI which earns an annual dividend of approximately $3,575,000 and approximately 69% of the outstanding REI common stock. REI minority income in the 1999 and 1998 Six Months reflects the 30.7% minority interests share of REI losses and in the case of the 1998 Six Months also preferred dividends paid to the Company. REI has reported losses in the 1999 Six Months and has not declared or paid the dividends accumulating to the Company since fiscal 1998 amounting to approximately $1,787,500, which resulted in a decrease to the Minority interest share of REI losses in the 1999 Six Months as compared to the 1998 Quarter of approximately $550,000. The 16.67% minority interest in income of Angelika NY amounted to $112,000 and $127,000 in the 1999 Quarter and 1998 Quarter, respectively. Minority interest in the income of the Australian cinemas represents the 25% minority interests ownership in two cinemas in the 1999 Six Months and one cinema in the 1998 Six Months.

Income Tax Provision
--------------------

  Income tax expense amounted to $488,000 in the 1999 Six Months as compared to $407,000 in the 1998 Six Months. The 1999 Six Months includes an accrual for $423,000 which will be paid if certain intercompany loans are repaid and federal and state taxes of $65,000. The 1998 Six Months includes a current tax provision for foreign withholding taxes of $376,000, which will be paid when certain intercompany loans are repaid, and estimated federal and state taxes of $31,000.

                   Three Months Ended June 30, 1999 and 1998
                   -----------------------------------------

Theater Revenues, Theater Operating Expenses, and General and Administrative expenses for the three month periods ended June 30, 1999 and 1998, were as follows:


Three month period ended June 30:
                                                      Domestic
1999                               Cine Vista         Cinemas         Australia           Corporate           Total
----
Theater Revenue                     $3,326,000       $3,728,000       $2,140,000        $                 $  9,194,000
Theater Operating Expense            3,013,000        3,026,000        1,630,000                             7,669,000
Depreciation and Amortization
                                       217,000          355,000          206,000             33,000            811,000
General & Administrative               238,000          107,000          998,000          1,986,000          3,329,000
                                ---------------------------------------------------------------------------------------
                                    $ (142,000)      $  240,000       $ (694,000)       $(2,019,000)      $ (2,615,000)
                                =======================================================================================

                                                     Domestic
1998                               Cine Vista        Cinemas          Australia         Corporate            Total
----
Theater Revenue                     $3,903,000       $2,865,000       $1,621,000        $                 $  8,389,000
Theater Operating Expense            3,221,000        2,116,000        1,213,000                             6,550,000
Depreciation and Amortization
                                       154,000          258,000          174,000             47,000            633,000
General & Administrative               216,000          155,000          720,000          1,752,000          2,843,000
                                ---------------------------------------------------------------------------------------
                                    $  312,000       $  336,000       $ (486,000)       $(1,799,000)      $ (1,637,000)
                                =======================================================================================

CineVista
---------

     Theater revenues decreased 14.8% or $577,000 to $3,326,000 for the 1999 Quarter from $3,903,000 in the 1998 Quarter due to the decreased screen count and the competitive effect of newly opened cinemas in certain CineVista market. Theater Operating Expenses decreased approximately 6.5% or $208,000 to $3,013,000 in the three months ended June 30, 1999 from $3,221,000 in the corresponding prior year period. The decrease from the prior year period is attributable to expense items which vary directly with the Theater Revenue (cost of concession and film rental as a percentage of revenues decreased) and a reduction in fixed costs associated with the operation of one less site.
General and administrative expenses increased approximately 10.2% or $22,000 to $238,000 for the three months ended June 30, 1999 from $216,000 in the corresponding prior year period.

Domestic Cinemas
----------------

     Domestic Cinemas' Theater Revenues increased approximately 30.1% or $863,000 to $3,728,000 for 1999 Quarter from $2,865,000 in the 1998 Quarter in part due to the inclusion in the current year period of the results of the Tower Theater, the inclusion of the results of the Royal George live theater, the inclusion of the results of the Manville cinema from May 16, 1999 and increased revenues at the Company's cinema in Minneapolis. Theater Operating Expenses increased approximately 43% or $910,000 to $3,026,000 for the three months ended June 30, 1999 from $2,116,000 in the corresponding prior year period, primarily as a result of the inclusion of the newly opened cinemas and live theater in the current three month period. Domestic Cinemas' General and administrative expenses were $48,000 less in the 1999 Quarter than in the 1998 Quarter due primarily to reduced management fees paid to operate certain domestic cinemas.

Australia
---------

     Theater Revenues for Australian operations increased approximately 32% or $519,000 to $2,140,000 for the 1999 Quarter from $1,621,000 in the 1998 Quarter due to the contribution of two new cinemas in the current three month period. Theater Operating Expenses increased approximately 34.4% or $417,000 to $1,630,000 for the three months ended June 30, 1999 from $1,213,000 in the corresponding prior year period due to increased film rent and additional fixed operating costs as a result of the operations of the two new cinemas during the 1999 Quarter. General and administrative expense increased approximately 38.6% or $278,000 to $998,000 for the 1999 Quarter from $720,000 in the 1998 Quarter. The increase primarily related to increased development cost write-offs in the 1999 Quarter as compared to the 1998 Quarter.

Corporate
---------

     General and administrative expenses (net of $130,000 associated with the New Zealand operations in the three months ending June 30, 1999) increased approximately 5.9% or $104,000 to $1,856,000 for the 1999 Quarter from $1,752,000 in the 1998 Quarter as a result of the write-off of $466,000 in acquisition expenses in 1999 offset, in part, by a reduction in consulting and professional expenses.

Interest Income
---------------

     Interest income amounted to $651,000 in the 1999 Quarter as compared to interest income in the 1998 Quarter totaling $1,197,000. The decrease in interest income is primarily a result of a reduction in average investable fund balances for the three months ended June 30, 1999 as compared to the corresponding prior year period due to increasing investment in the Company's development projects.

Equity in Earnings of Affiliates
--------------------------------

     "Equity in earnings of affiliate" increased to $3,820,000 for the 1999 Quarter as compared to a loss of $1,000 in the 1998 Quarter. The 1999 Quarter components include equity earnings of $3,772,000 from the Company's investment in Citadel and $73,000 from the NZ JV's and a loss of $25,000 from WPG. Citadel reported net earnings for the 1999 Quarter of $8,004,000, inclusive of a non-recurring gain in the sale of property of approximately $13,337,000. The 1998 Quarter components include equity earnings of $44,000 from the Company's investment in Citadel, offset by a loss of $30,000 from WPG and a loss of $13,000 from BRI.

Other (Expense) Income
----------------------

     "Other expense" totaled $20,000 in the three months ended June 30, 1999 as compared to other income of $215,000 in the corresponding prior year period.

Minority Interest
-----------------

     The components of "Minority Interest" in the 1999 and 1998 Quarters are as follows:


                                                               Three Months ended
                                                                    June 30,
                                                   -------------------------------------------
                                                           1999                    1998
                                                   ---------------------   ---------------------
                                                                (in thousands)
                                                   ---------------------------------------------
REI                                                     $ (47)                      $367
Angelika New York                                         (51)                       (68)
Australian cinemas                                        (61)                         3
                                                        -----                       ----
   Minority interest income (expense)                   $(159)                      $302
                                                        =====                       ====

     The principal component of minority interest is derived from the Company's holdings in REI. The Company owns preferred stock in REI which earns an annual dividend of approximately $3,575,000 and approximately 69% of the outstanding REI common stock. REI minority income in the 1999 and 1998 Quarter reflects the 30.7% minority interests share of REI earnings or losses and in the case of the 1998 Quarter also preferred dividends paid to the Company. REI reported net earnings in the 1999 Quarter before consideration of Preferred Stock dividends accumulating to the Company. REI has not declared or paid the dividends accumulating to the Company during the 1999 Quarter amounting to approximately $893,750, which resulted in a decrease to the Minority interest share of REI losses applicable to common shareholders in the 1999 Quarter of approximately $275,000 as compared to the 1998 Quarter. "Minority interests" for the three months ended June 30, 1999 and 1998 includes $51,000 and $68,000, respectively, from the minority shares interest in the net earnings of a Domestic Cinema. Minority interest in the income (loss) of the Australian cinemas represents the 25% minority interests ownership in two cinemas during the 1999 Quarter as compared to one cinema in the 1998 Quarter.

Income Tax Provision
--------------------

     Income tax expense in the current three month period totaled $266,000 in the three months ended June 30, 1999 as compared to $214,000 in the corresponding period last year.

Liquidity and Capital Resources

     At June 30, 1999, the Consolidated Company had cash and cash equivalents totaling approximately $37,823,000 which includes approximately $36,388,000 held by Reading. At June 30, 1999, Craig had cash and cash equivalents of approximately $1,435,000. REI is majority owned by the Company and, accordingly, is included in the consolidated financial statements. However, Craig and REI are separate public companies and each entity's capital resources and liquidity is legally independent of the other and any intercompany loans or receivables would require approval of each separate company's Board of Directors. Accordingly, the liquidity of Craig is principally dependent on Reading's ability to pay dividends in accordance with the terms of the Reading Preferred Stock amounting to approximately $3,575,000 annually. After consultation between the Company and REI, it was determined that REI would defer, for the time being, payment of dividends to the Company with respect to the Series B Preferred Stock. The Company has no current need for such funds, since it has, in the view of management, sufficient funds on hand to meet its cash needs for the immediate future. While not anticipated, further liquidity could be achieved through the sale of shares of Citadel and/or REI.

     At June 30, 1999, the cash and cash equivalents held by Reading are anticipated to be fully deployed in furtherance of Reading's cinema and entertainment center development programs. Reading's total commitments exceed the available liquid funds. However, management believes that Reading has sufficient cash on hand to complete the projects and acquisitions currently scheduled for completion in 1999. This includes the anticipated addition of 45 screens in Australia (increasing the screen count in that market from 26 at June 30, 1999 to 71 screens), 8 screens in the United States (increasing the screen count from 44 to 56 screens), 12 screens in Puerto Rico (increasing the screen count from 44 to 56 screens) and four screens in New Zealand (increasing the screen count from 9 to 13 screens). Reading plans to leverage these assets as they commence operations, and to use the proceeds from such financings to continue the development program in the year 2000. Reading estimates that the total development cost of all of its currently planned cinema and entertainment center projects will exceed $230,000,000. In the event that debt financing cannot be obtained on terms acceptable to Reading, consideration will be given to seeking joint venture partners, issuing debt or equity securities, delaying development of certain projects and/or selling land currently held for development, or other assets. Reading is also in discussions with various lenders concerning the possibility of securing lines of credit to finance construction and other development obligations. Reading does not currently consider any of its development assets to be held for sale.

     At June 30, 1999, Reading had total commitments of approximately $62,000,000. Of this amount, it is currently anticipated that approximately $35,000,000 will be funded in 1999. Post 1999 commitments include a contractual obligation to construct an entertainment center in Australia, at an estimated remaining cost of $21,100,000 (currently anticipated to be completed in late 2000 or early 2001), a $2,900,000 obligation to acquire additional land in New Zealand, a $1,200,000 purchase money mortgage due in May 2000 and other projects anticipated to aggregate approximately $1,800,000. Reading's commitments totaling $62,000,000 do not include commitments related to the City Cinemas Transactions, which transactions, if consummated in accordance with the initial letter of intent, would increase the cash commitments of Reading by $36,500,000. Such commitments would not be payable until eighteen months from the date of closing the City Cinemas Transactions.

     The following summarizes the major sources and uses of cash funds in the six months ended June 30, 1999 and 1998:

1999:
----

     "Unrestricted cash and cash equivalents" decreased $25,491,000 from $63,314,000 at December 31, 1998 to $37,823,000 at June 30, 1999. Working
capital decreased $24,559,000 from $47,445,000 at December 31, 1998 to $22,886,000 at June 30, 1999.

     The Consolidated Company used approximately $2,005,000 in cash for operating purposes during the 1999 Six Months. In addition to the payment of operating and general and administrative expenses, the principal use of cash funds during the 1999 Six Months included a use of $25,494,000 in investing activities, including $15,862,000 in purchases of property and equipment, $6,665,000 in property purchase commitment payments, $385,000 for purchases of property held for development, and $1,961,000 for purchases of property and Common Stock related to G&L Realty.

     Net cash provided by financing activities totaled $1,669,000 in the 1999 Six Months and was comprised of $2,712,000 of note payable proceeds, offset by $228,000 in payments of preferred stock dividends by Reading to Citadel, $366,000 used to repurchase Craig Common stock, $207,000 of distributions to minority shareholders and a $109,000 loan to the New Zealand joint venture.

1998:
----

     "Unrestricted cash and cash equivalents" decreased $17,110,000 from $98,202,000 at December 31, 1997 to $81,092,000 at June 30, 1998. Working
capital decreased $21,002,000 from $89,765,000 at December 31, 1997 to $68,763,000 at June 30, 1998.

     Net cash used in investing activities amounted to $18,068,000 in the 1998 Six Months as a result of property purchases of $16,609,000, an investment in joint venture (inclusive of loans to joint venture partners) of $3,508,000 and the purchase of Citadel securities for cash of $1,425,000. Cash used in investing activities was offset by cash provided through a decrease in restricted cash amounting to $3,474,000.

     Cash provided by financing activities in the 1998 Six Months amounted to approximately $2,093,000 and included $3,056,000 of increased purchase commitments, offset by a $161,000 distribution to a minority interest, $228,000 in dividends paid to Citadel in connection with their investment in Reading redeemable stock and a $574,000 decrease in note payables.

Year 2000

     As reasonably necessary and appropriate, the Company is conducting an audit of the software and hardware components that it uses to assess whether such components will properly recognize the dates beyond December 31, 1999 ("Year 2000 Compliance"). The Company is also conducting a review of its major suppliers of goods and services ("service providers") to understand their level of compliance with Year 2000 issues. Both of these reviews are expected to be completed by September 30, 1999.

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

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not applicable.

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company filed a Form 8-K on June 7, 1999 to report an event under Item 4 (Changes in Registrant's Certifying Accountant).

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          CRAIG CORPORATION REGISTRANT



Date:   August 16, 1999                   By:   /s/ S. Craig Tompkins
     --------------------------              ----------------------------
                                             S. Craig Tompkins
                                             President



Date:   August 16, 1999                   By:    /s/ Robin W. Skophammer
     --------------------------              ----------------------------
                                             Robin W. Skophammer
                                             Chief Financial Officer