Form 10-Q
period 1999-09-30
CRAIG CORP
filed 1999-11-15
CIK 110985

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                       _________________________________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  September 30, 1999

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

                    Yes  X       No  ___
                        ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 3,547,508 shares of Common Stock, $0.25 par value per share, and 7,058,408 shares of Class A Common Preference Stock, $0.01 par value per share, as of November 12, 1999.

================================================================================

                      CRAIG CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                                 Page
                                                                                 ----
PART 1.   Financial Information
------

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1999 (Unaudited)
            and December 31, 1998...............................................    1

          Consolidated Statements of Operations for the Three and Nine Months
            Ended September 30, 1999 and 1998 (Unaudited).......................    3

          Consolidated Statements of Cash Flows for Nine Months
            Ended September 30, 1999 and 1998 (Unaudited).......................    4

          Notes to Consolidated Financial Statements............................    5

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations...............................................   16


PART 2.   Other Information
-------

Item 1.   Legal Proceedings.....................................................   28
Item 2.   Changes in Securities.................................................   28
Item 3.   Defaults Upon Senior Securities.......................................   28
Item 4.   Submission of Matters to a Vote of Security Holders...................   28
Item 5.   Other Information.....................................................   28
Item 6.   Exhibits and Reports on Form 8-K......................................   28

Signatures......................................................................   29

                      CRAIG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                (Unaudited)
                                                               September 30,        December 31,
                                                                   1999                1998
                                                             -----------------   ----------------
ASSETS                                                            (In thousands of dollars)
------------------------------------------------------       ------------------------------------
Current Assets

     Cash and cash equivalents                                   $  24,649             $  63,314
     Restricted cash                                                   947                   904
     Receivables                                                       552                   582
     Inventories                                                       226                   236
     Prepayments and other current assets                              958                   543
                                                                 ---------             ---------
          Total current assets                                      27,332                65,579

     Equity investment in Citadel                                   17,175                12,962
     Equity investments in foreign affiliates                        4,645                 4,661
     Note receivable from joint venture partners                     3,095                 2,883
     Net investment in leased equipment                              2,125                 2,125
     Property held for development                                  32,916                32,949
     Property and equipment, net                                    64,131                28,063
     Other assets                                                    4,982                 4,758
     Excess of cost over net assets acquired, net of
      accumulated amortization of $1,903 in 1999 and
      $1,426 in 1998                                                10,134                10,611
                                                                 ---------             ---------
         Total assets                                            $ 166,535             $ 164,591
                                                                 =========             =========

                See accompanying notes to consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                                                              (Unaudited)
                                                              September 30,         December 31,
                                                                  1999                 1998
                                                             ----------------    ----------------
                                                                    (In thousands of dollars)
                                                             -----------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable                                           $       1,431       $        3,155
  Film rental payable                                                1,989                1,347
  Accrued property costs                                             5,310                1,734
  Property purchase commitments                                      1,482                8,066
  Accrued taxes                                                        663                  495
  Note payable, including $1,998 to affiliate                        6,119                2,147
  Short term debt                                                       --                  594
  Other accrued expenses and liabilities                               960                  596
                                                             -------------       --------------
     Total current liabilities                                      17,954               18,134
                                                             -------------       --------------

Note payable                                                         3,615                  920
Other liabilities                                                    5,086                4,606
Deferred tax liabilities                                             8,368                8,368
                                                             -------------       --------------
     Total long term liabilities                                    17,069               13,894
                                                             -------------       --------------

Minority interests in equity of subsidiaries                        29,324               30,221
Redeemable Preferred stock of Reading                                7,000                7,000

Shareholders' Equity
  Preferred stock, par value $.25, 1,000,000 shares
   authorized, none issued                                              --                   --
  Class A common preference stock, par value $.01,
   10,000,000 shares authorized, 8,734,061 issued and
   7,058,408 outstanding                                                87                   87
  Class B common stock, par value $.01, 20,000,000
   shares authorized, none issued                                       --                   --
  Common Stock, par value $.25, 7,500,000 shares
   authorized, 5,444,061 shares issued and 3,554,908
   and 3,628,612 outstanding at September 30, 1999 and
   December, 31, 1998, respectively                                  1,361                1,361
  Additional paid-in capital                                        31,111               31,111
  Accumulated other comprehensive loss                              (4,251)              (6,000)
  Retained earnings                                                 87,905               89,257
  Cost of treasury shares, 3,564,806 and 3,491,106
   shares at September 30, 1999 and December 31, 1998,
   respectively                                                    (21,025)             (20,474)
                                                             -------------       --------------
     Total shareholders' equity                                     95,188               95,342
                                                             -------------       --------------
     Total liabilities and shareholders' equity              $     166,535       $      164,591
                                                             =============       ==============

         See accompanying notes to consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                               Three Months Ended                   Nine Months Ended
                                                  September 30,                       September 30,
                                       -----------------------------------  ------------------------------------
                                             1999               1998             1999               1998
                                       -----------------  ----------------  ---------------  -------------------
                                                 (In thousands of dollars, except for share amounts)
Revenues:
Theaters:
 Theater admissions                             $ 8,156           $ 6,510          $20,401              $19,107
 Theater concessions                              2,476             1,940            6,188                5,870
 Theater advertising and other                      506               325            1,212                  890
Real estate                                         266                45              395                  257
                                                -------           -------          -------              -------
                                                 11,404             8,820           28,196               26,124
Expenses:
Theater costs                                     8,160             6,279           21,197               18,636
Theater concession costs                            582               425            1,384                1,282
Depreciation and amortization                       913               663            2,432                1,883
General and administrative expenses               3,594             2,797            9,749                8,175
Asset impairment charge                             335                --              335                   --
                                                -------           -------          -------              -------
                                                 13,584            10,164           35,097               29,976
                                                -------           -------          -------              -------

Loss from operations                             (2,180)           (1,344)          (6,901)              (3,852)

Earnings from equity investments                     46              (109)           4,015                   21
Other income (expense)                              595              (139)             594                 (556)
Interest expense                                   (309)              (54)            (428)                (172)
Interest income                                     419             1,197            1,858                3,805
                                                -------           -------          -------              -------
Loss before taxes and
 minority interest                               (1,429)             (449)            (862)                (754)
Minority interest                                   491               462              748                1,088
                                                -------           -------          -------              -------
Earnings (loss) before taxes                       (938)               13             (114)                 334
Provision for taxes                                (409)             (355)            (897)                (762)
                                                -------           -------          -------              -------
Net loss                                         (1,347)             (342)          (1,011)                (428)
Dividends paid on subsidiary
 redeemable preferred stock                        (113)             (113)            (341)                (341)
                                                -------           -------          -------              -------
Net loss applicable to common
 shareholders                                   $(1,460)          $  (455)         $(1,352)             $  (769)
                                                =======           =======          =======              =======

Basic and diluted loss per share                $ (0.14)          $ (0.04)         $ (0.13)             $ (0.07)
                                                =======           =======          =======              =======

          See accompanying notes to consolidated financial statements.

                               CRAIG CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                   -----------------------------------------
                                                                            1999                   1998
                                                                   -------------------      ----------------
Operating Activities                                                        (In thousands of dollars)
Net loss                                                                      $ (1,011)             $   (428)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
  Depreciation and amortization                                                  2,432                 1,883
  Deferred rent expense                                                            266                   137
  Equity earnings of affiliates                                                 (4,015)                  (21)
  Write off of capitalized development costs                                       360                    --
  Loss on disposal and impairment of assets                                        607                   395
  Minority interest                                                               (748)               (1,088)
  Changes in operating assets and liabilities:
  (Increase) decrease in receivables                                                34                 1,067
  (Increase) decrease in other current assets                                     (382)                  257
  Increase (decrease) in payables                                                  829                (3,403)
  Increase (decrease) in accrued film rental                                       631                  (391)
  Increase (decrease) in other liabilities                                         545                   (60)
                                                                              --------              --------
Net cash used in operating activities                                             (452)               (1,652)
                                                                              --------              --------

Investing activities
  Purchase of Citadel and Big 4 common stock                                        --                (3,636)
  Purchase of G&L common stock and property                                     (1,961)                   --
  Purchase of property held for development                                     (1,779)              (11,744)
  Purchase of property and equipment                                           (27,180)               (5,031)
  Purchase of Royal George Theater                                                (105)                   --
  Payments on property purchase commitments                                     (6,522)               (3,408)
  Investment in New Zealand joint venture                                       (1,221)               (3,179)
  Note receivable to New Zealand joint venture                                    (124)                 (557)
  Decrease in restricted cash                                                       45                 3,673
                                                                              --------              --------
Net cash used in investing activities                                          (38,847)              (23,882)
                                                                              --------              --------

Financing activities
  Treasury stock repurchases                                                      (551)                 (397)
  Distributions to minority partner                                               (371)                 (292)
  Payment of Reading preferred dividends                                          (341)                 (341)
  Capital contribution from minority interest                                       45                    --
  Proceeds from note payable                                                     2,808                    --
  Payments of notes payable                                                       (704)                 (627)
                                                                              --------              --------
Net cash provided by (used in) financing activities                                886                (1,657)
                                                                              --------              --------

Effect of foreign exchange rate changes on cash                                   (252)                 (336)
                                                                              --------              --------
Decrease in cash and cash equivalents                                          (38,665)              (27,527)
Cash and cash equivalents at beginning of the period                            63,314                98,202
                                                                              --------              --------
Cash and cash equivalents at end of period                                    $ 24,649              $ 70,675
                                                                              ========              ========

         See accompanying notes to consolidated financial statements.

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 1999
(amounts in tables in thousands)


NOTE 1 -- BASIS OF PRESENTATION

     BASIS OF CONSOLIDATION: The consolidated financial statements include the accounts of Craig Corporation ("Craig") and its wholly owned subsidiaries (collectively, the "Company") and its majority owned subsidiaries (collectively, the "Consolidated Company").

     The Company's principal holdings at September 30, 1999 and December 31, 1998 consisted of (i) common and preferred stock representing approximately 78% of the voting power of Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries "Reading"), (ii) common shares representing approximately 16.4% of the outstanding common shares of Citadel Holding Corporation ("CHC" and collectively with its consolidated subsidiaries "Citadel"), and, (iii) 16.4% of the outstanding common stock of Big 4 Ranch, Inc., a company owning a 40% interest in certain agricultural properties located in Kern County, California, and (iv) cash and cash equivalents. The Consolidated Company holds a 48% interest in Citadel and 49% interest in Big 4 Ranch, Inc.

     Through its majority owned subsidiaries, REI is principally in the business of developing and operating multi-plex cinemas in the United States, Puerto Rico, Australia and New Zealand and of developing, and eventually operating cinema based entertainment centers in Australia and New Zealand. The Company operates its cinemas through various subsidiaries under the Angelika Film Centers and Reading Cinemas names in the United States (the "Domestic Cinemas"); through Reading Cinemas of Puerto Rico, Inc., under the CineVista name in Puerto Rico ("CineVista" or the "Puerto Rico Circuit"); through Reading Australia Entertainment Pty Limited (collectively with its subsidiaries referred to herein as "Reading Australia") under the Reading Cinemas name in Australia (the "Australia Circuit") and through Reading New Zealand Limited's ("Reading New Zealand") participation in a cinema joint venture operating under the Berkley Cinemas name in New Zealand. Reading's entertainment center development activities in Australia are also conducted through Reading Australia, under the Reading Station name and in New Zealand under the Reading New Zealand Limited name. In addition, Reading currently owns one live theater consisting of four auditoriums in Chicago.

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

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim information and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto, together with Management's Discussion

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 1999
(amounts in tables in thousands)

and Analysis of Financial Condition and Results of Operations as of December 31, 1998 and for the year then ended. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     Certain amounts in previously issued financial statements have been reclassified to conform with the current period presentation.

     BASIC AND DILUTED LOSS PER COMMON SHARE: Basic loss per share is calculated by dividing the net loss applicable to common shareholders by the weighted average shares outstanding during the period. The weighted average number of shares outstanding for the three months ended September 30, 1999 and 1998 were 10,632,769 and 10,811,898, respectively. The weighted average number of shares outstanding for the nine months ended September 30, 1999 and 1998 were 10,639,487 and 10,797,774, respectively. Basic and diluted loss per share for the three and nine months ended September 30, 1999 and 1998 was calculated based on net loss available to common stock shareholders, which includes a reduction for dividends declared on the redeemable preferred stock in REI held by Citadel amounting to approximately $113,000 for each of the three month periods and $341,000 for each of the nine month periods, respectively.

     Diluted loss per share is calculated by dividing the net loss applicable to common shareholders by the weighted average common shares outstanding plus the dilutive effect of stock options. During the three and nine months ended September 30, 1999 and 1998, the Company recorded a net loss and, therefore, the stock options were anti-dilutive. At September 30, 1999, stock options to purchase 659,940 shares of Common Stock and 60,000 shares of Class A Common Preference Stock at average exercise prices of $6.20 and $7.20 per share, respectively, were outstanding.

NOTE 2 -- COMPREHENSIVE INCOME (LOSS)

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes guidance for the reporting and presentation of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments which, prior to adoption, were reported separately in shareholders' equity to be included in other comprehensive income (loss).

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 1999
(amounts in tables in thousands)

     The following sets forth the company's comprehensive (loss) or income for the periods shown:

                                             Three Months Ended        Nine Months Ended
                                                September 30,             September 30,
                                             1999         1998        1999          1998
                                           --------     --------    ---------    ---------
Net loss                                   $(1,347)     $  (342)     $(1,011)     $  (428)
Other comprehensive income (loss)           (1,287)      (1,212)       1,749       (2,806)
                                           -------      -------      -------      -------
Comprehensive income (loss)                $(2,634)     $(1,554)     $   738      $(3,234)
                                           =======      =======      =======      =======

NOTE 3 -  ACQUISITION ACTIVITIES

     On March 18, 1999, Reading acquired a four auditorium live theater complex in Chicago, which operates under the name "The Royal George Theatre" for approximately $2,800,000 of which $1,180,000 was financed with a purchase money mortgage due in May 2000. The purchase price was allocated based upon appraisals to the fair value of the land, building and equipment acquired.

     In December 1998, Reading entered into an Agreement in Principle (the "Agreement in Principle") to lease and operate four cinemas located in Manhattan and to acquire (a) three live "Off Broadway" theaters also located in Manhattan,
(b) the 16.7% interest not already owned by it in the Angelika Film Center in Manhattan and (c) certain management rights with respect to two other cinemas located in Manhattan and currently managed by City Cinemas (collectively the "City Cinemas Transaction"). In connection with the City Cinemas Transaction, Reading made a deposit of $1,000,000, which amount is included as "Other assets" in the Consolidated Balance Sheet at September 30, 1999. The assets to be leased or acquired in the City Cinemas Transaction are owned jointly by James J. Cotter, a major shareholder and the Chairman of the Board of the Company and Michael Forman, also a major shareholder of the Company.

     Responsibility for the review and approval of the City Cinemas Transaction has been delegated to an independent committee of the Board of Directors of Reading, comprised entirely of outside directors who are independent of Messrs. Cotter and Forman (the "Independent Committee"), and who were not involved in the negotiation or approval of the Agreement in Principle. Consummation of the City Cinemas Transaction is subject to certain conditions precedent, including the receipt of a fairness opinion and the review and approval of final transactional documentation by the Independent Committee. Accordingly, no assurances may be given that the City Cinemas Transaction will ultimately be consummated.

     Reading is currently reviewing the transaction in the context of an overall reevaluation of its business plan. While Reading continues to be of the view that the City Cinemas Transaction would be complementary to and enhance the overall value of its current domestic cinema and live theater holdings, Reading is reassessing its commitment to domestic cinema exhibition in light of the scope and extent of its cinema exhibition and real estate development commitments in Australia and New Zealand. While no final determination has been made by the Board of Directors of Reading, management currently believes that, given the assets available to Reading, it would be in the best interests of Reading to focus primarily

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 1999
(amounts in tables in thousands)

upon its overseas operations and the opportunities available to it in Australia and New Zealand and to either bring in a capital partner with respect to its domestic operations and/or to dispose of those operations (together with the rights under the Agreement in Principle) in an orderly manner. Accordingly, it is unlikely that the City Cinemas Transaction would be consummated prior to the end of the first quarter of 2000.

NOTE 4 -- EQUITY INVESTMENT IN CITADEL HOLDING CORPORATION
          ("CITADEL") AND BIG 4 RANCH, INC. ("BRI")

     At September 30, 1999, the Consolidated Company owned 3,209,779 shares of common stock of Citadel representing an ownership interest of approximately 48%. The Company accounts for its investment in the Citadel by the equity method. Citadel's net earnings for the three and nine months ended September 30, 1999 were approximately $755,000 and $9,229,000, respectively, and the Consolidated Company's share of such earnings for the three and nine months ended September 30, 1999 was $292,000 and $4,211,000, respectively, which amounts are included in the Condensed Consolidated Statement of Operations as "Earnings from equity investments." Citadel's net earnings for the 1999 nine month period include a non-recurring pre-tax gain from the sale of a property amounting to approximately $13,337,000. The Consolidated Company's share of Citadel's net earnings for the three and nine months ended September 30, 1998 were $40,000 and $169,000, respectively. Citadel's assets and liabilities totaled $34,823,000 and $1,836,000, respectively, at September 30, 1999. The closing price of Citadel's common stock on the American Stock Exchange was $4.00 per share at September 30, 1999. Management believes that the September 30, 1999 carrying value of the Citadel investment amounting to approximately $17,175,000 approximates the underlying financial statement equity in the net assets of Citadel.

     During 1997, Craig acquired 666,000 of the Citadel shares it owns upon the exercise of a warrant at a cost of approximately $3.00 per share, or $1,998,000. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note in the amount of $1,998,000, secured by 500,000 shares of REI Common Stock. Interest is payable quarterly in arrears at the prime rate, which amounted to 8.25% at September 30, 1999. Interest expense paid pursuant to this note amounted to approximately $41,000 and $119,000 for the nine months ended September 30, 1999 and 1998, respectively. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following Citadel's written demand for payment and has been included in the accompanying Balance Sheet as "Note Payable to Citadel."

     The Consolidated Company owns 3,322,279 shares of common stock of BRI representing an ownership interest of approximately 49%. BRI owns a 40% interest in three agricultural partnerships which own agricultural land located in California. A company controlled and owned by the Chairman of the Board of the Company and certain members of his family owns a 20% interest in the partnerships and Citadel owns the remaining 40% interest in the partnerships. The Company accounts for its investment in the BRI common stock by the equity method. BRI's net loss for the nine months ended September 30, 1999 and 1998 totaled $260,000 and $184,000, respectively. The Company did not record its 49% share of the 1999 loss, as the carrying value of its investment in BRI had previously been reduced to $0 as of December 31, 1998. The Company has no obligation to fund BRI's operating losses. BRI had a retained deficit of approximately $134,000 at September 30, 1999.

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 1999
(amounts in tables in thousands)

NOTE 5 -- EQUITY INVESTMENTS IN FOREIGN AFFILIATES

       The carrying value of each of the Company's equity investments in foreign affiliates is as follows:

                                                       (Unaudited)
                                                      September 30,    December 31,
                                                      -------------    ------------
                                                          1999            1998
                                                      -----------------------------
     Whitehorse Property Group ("WPG")/1/               $1,491            $1,484
     New Zealand Joint Ventures ("NZ JVs")/2/            3,154             3,177
                                                        ------            ------
     Total                                              $4,645            $4,661
                                                        ======            ======

/1/ Does not include a loan to the joint venture partner of approximately
    $1,886,000 and $1,769,000 at September 30, 1999 and December 31, 1998,
    respectively.
/2/ Does not include a loan to the joint venture partner of approximately
    $1,209,000 and $1,114,000 at September 30, 1999 and December 31, 1998,
    respectively.

       Reading Australia owns a 50% interest in the Whitehorse Property Group Unit Trust ("WPG"). WPG owns a shopping center located near Melbourne, Australia. Reading Australia also loaned its joint venture partners $1,942,000 secured by the joint venture partners' interest in WPG. WPG's net loss for the nine months ended September 30, 1998 was approximately $115,000 and the Company recorded a loss of $90,000 for the nine months ended September 30, 1999 as "Earnings from equity investments." The Company has recognized 100% of WPG's loss in excess of WPG's retained earnings in order to avoid the aggregate carrying value of WPG to be excess of WPG's total net asset value. WPG's assets and liabilities totaled $11,100,000 and $8,100,000, respectively, at September 30, 1999. Reading Australia has guaranteed one-half or $3,700,000 of WPG's $7,400,000 bank debt. The bank loan matures on November 29, 1999 (after extension of the original June maturity date), and WPG is currently working to restructure or refinance the loan pending a possible sale of WPG's shopping center. Management believes the carrying amount of the Consolidated Company's 50% interest approximates half of the estimated value of WPG.

       At September 30, 1999, Reading New Zealand owned a 50% interest in a joint venture which operates three cinemas in New Zealand (the "NZ JV"). The assets of the NZ JV consisted of three multiplex cinemas (a five screen and a four screen cinema on owned land and a four screen leased cinema). The Consolidated Company's share of the earnings of the NZ JV totaled $3,000 for the nine months ended September 30, 1999 and is included in the Consolidated Statement of Operations as "Equity earnings from affiliate." In July 1999, Reading New Zealand acquired 100% ownership of a 1.764 acre parcel in Wellington by acquiring the 50% interest held by the former joint venture partner.

       During the third quarter of 1999, Reading invested $109,000 to acquire a 25% interest in a live theater production of the play Love, Janis which played in Reading's Royal George Theatre. The play ran from August through November 1999 and Reading wrote off the investment of $109,000 in Love, Janis (Chicago) LLC ("Love Janis"), during the quarter ended September 30, 1999, and included such loss in "Equity in earnings of affiliates" in the three months ended September 30, 1999. The Royal George Theatre received $128,000 in income from the Love, Janis production during the nine months ended September 30, 1999.

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 1999
(amounts in tables in thousands)

NOTE 6 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                September 30,      December 31,
                                                                     1999              1998
                                                                -------------      ------------
   Land/1/                                                           $ 2,863           $   378
   Buildings                                                          16,523             1,858
   Leasehold improvements                                             14,997            15,722
   Equipment                                                          13,623             9,205
   Construction-in-progress and property development costs            22,393             5,714
                                                                     -------           -------
                                                                      70,399            32,877
   Less:  Accumulated depreciation                                    (6,268)           (4,814)
                                                                     -------           -------
                                                                     $64,131           $28,063
                                                                     =======           =======

     /1/ Does not include land held for development, which is included in the Consolidated Balance Sheet as "Property held for development" in the amount of $32,916,000 and $32,949,000 as of September 30, 1999 and December 31, 1998,
respectively.

     The carrying value of Reading Australia's assets will fluctuate due to changes in the exchange rate between the Australian and U.S. dollars.

NOTE 7 -- INCOME TAXES

     Craig and Reading file separate consolidated federal and state income tax returns. One company's net operating loss and capital loss carryforwards, therefore, cannot be used to offset the other company's tax liabilities. Income tax expense for the nine months ended September 30, 1999 and 1998 amounted to approximately $898,000 (including taxes owed to finalize the IRS audit of the Company amounting to approximately $224,000, $68,000 of state and local tax and $607,000 related to foreign withholding tax if certain intercompany loans are repaid) and $762,000 (including $56,000 in state and local tax and $584,000 for foreign withholding tax), respectively. Reading's federal tax return for the year ended December 31, 1996 is currently under examination by the Internal Revenue Service. In September 1999, the Company was notified that its federal tax return for the tax years ending June 30, 1998 and 1997 had been chosen for examination. In October 1999, the IRS field audit was finalized resulting in additional taxes and interest owing of approximately $259,000, which amount was expensed during the three and nine month periods ending September 30, 1999.

NOTE 8 -- PURCHASE COMMITMENTS AND CREDIT FACILITIES

     At September 30, 1999, Reading had major capital expenditure commitments, property purchase commitments, and purchase money debt commitments for 1999 and thereafter which totaled approximately $54,000,000, inclusive of approximately $43,000,000 related to Australia and New Zealand projects. Included in this amount are expenditures of approximately $16,300,000 (inclusive of

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 1999
(amounts in tables in thousands)

property and other costs of $3,350,000) to be made in 1999 and the first quarter of 2000, consisting of $13,200,000 to complete construction of 5 cinemas with a total of 52 screens which are anticipated to commence operations in 1999 and the first quarter of 2000, $1,500,000 for property purchase commitments and $1,600,000 for completion costs associated with three cinemas with a total of 25 screens which opened prior to September 30, 1999. With respect to periods subsequent to 1999, Reading has a development commitment of approximately $23,400,000 relating to an entertainment center in Australia, a $2,800,000 purchase commitment and a $1,180,000 purchase money mortgage due in May 2000 and other projects anticipated to aggregate approximately $7,000,000. Reading's commitments totaling $54,000,000 do not include commitments related to the City Cinemas Transaction, which transactions, if consummated in its present form, would require the commitment by Reading of up to $36,500,000 eighteen months after closing.

     The U.S. dollar cost of such Australia and New Zealand projects was based on a conversion rate of .6535 U.S. dollars to each Australian dollar and a conversion rate of .5164 U.S. dollars to each New Zealand dollar. At September 30, 1999, the Consolidated Company has not utilized forward contracts to hedge or offset exposure to market risks arising from changes to foreign exchange rates. Accordingly, amounts reflected as commitments may fluctuate based upon foreign exchange rates at the time of payments. Included in the Balance Sheet as "Cash and cash equivalents" at September 30, 1999, is approximately $18,828,000 (A28,881,000 Australian dollars) converted by the Company to Australian dollars in 1999.

     The purchase commitments are in excess of the current working capital of the Company and, accordingly, the Company's liquidity is dependent on obtaining debt and/or equity financing. In November 1999, CineVista restructured its line of credit with a major bank. Pursuant to the terms of the restructuring, CineVista is permitted to borrow up to $5 million at a rate of LIBOR plus 2.25%. The line of credit matures on December 31, 2000. In addition, Reading
Australia is presently evaluating a proposal from a major bank for a line of credit for approximately $49 million in order to fund development of projects scheduled for completion in 2000 and thereafter. No assurances can be made that such financing can be concluded and be available to the Company. In the event that debt financing cannot be obtained on terms acceptable to the Company, consideration will be given to seeking joint venture partners, issuing debt or equity securities, delaying development of certain projects or selling land currently held for development or other assets.

NOTE 9 - CONTINGENCIES

     Under the terms of the joint venture agreement with WPG (see Note 5), Reading Australia has guaranteed approximately $3,700,000 of WPG's $7,400,000 debt. This debt originally matured in June 1999 and the maturity was subsequently extended to November 29, 1999. WPG is presently seeking replacement financing and is in discussions with the lender concerning further maturity extensions pending a possible sale of the shopping center or a refinancing. No assurance can be given that such refinancing will be possible or available from third party sources or that a sale of the shopping center can be completed at an acceptable price.

     CineVista incurred property damage and a business interruption as a result of Hurricane Georges in September 1998. During the third quarter of 1999, CineVista finalized a portion of the property claim and recognized a gain of $523,000 which amount has been classified as "Other income" in the Consolidated Statement of Operations. CineVista anticipates completing adjustment of its business

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 1999
(amounts in tables in thousands)

interruption claim in the fourth quarter of 1999 and anticipates recognition of additional income from such claim.

     A landlord of CineVista's has asserted that CineVista has underpaid rent in the aggregate amount of approximately $455,000. The company disputes the landlord's claim is without merit and intends to defend its position vigorously if the landlord undertakes legal action.

     A screen advertising company has alleged that CineVista violated the terms of an agreement which provided the screen advertiser with a right-of first refusal under certain circumstances by CineVista awarding a screen advertising contract to a competing advertising company. Discovery is underway and CineVista believes it has meritorious defenses in this matter.

     In May 1999, Craig purchased a development property in Southern California for $1,600,000 from G&L Realty Corp. ("G&L"), a real estate investment trust, which the President of the Company is a director. In November 1999, G&L repurchased the property pursuant to a purchase option in the amount of approximately $1,760,000. The property is included in the Balance Sheet as "Other assets" in the amount of $1,600,000 at September 30, 1999. Also, in May 1999, the Company entered into an agreement with G&L which provided that the Company would purchase up to 36,000 shares of G&L Common Stock, which is traded on the New York Stock Exchange, before June 18, 1999. G&L has the right to purchase from the Company on or before December 3, 1999, the G&L common stock purchased at a price equal to the Company's cost basis plus a premium of 20% per year calculated from the date of purchase. The Company has the right to put the G&L shares to G&L or G&L's two principal shareholders in January 2000. Included in the Balance Sheet as "Other assets" at September 30, 1999 are 34,400 shares of G&L Common Stock purchased pursuant to this agreement at an aggregate purchase price of approximately $361,000.

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 1999
(amounts in tables in thousands)

NOTE 10 -- SEGMENT INFORMATION

     The following sets forth certain information concerning the Company's two segments, real estate development and cinema operations, for the three and nine months ended September 30, 1999 and 1998:

                                     Real Estate          Cinema        Corporate and
Three months ended September 30:     Development        Operations       Eliminations      Consolidated
                                    -------------------------------------------------------------------
1999
----
  Revenues                              $     0           $11,138           $   266            $11,404
  Operating (loss) income                  (964)            1,252            (2,468)            (2,180)
1998
----
  Revenue                               $     0           $ 8,775           $    45            $ 8,820
  Operating (loss)                         (726)              883            (1,501)            (1,344)

                                     Real Estate          Cinema        Corporate and
Nine months ended September 30:      Development        Operations       Eliminations      Consolidated
                                    -------------------------------------------------------------------
1999
----
  Revenues                              $     0           $27,801           $   395            $28,196
  Operating (loss) income                (2,668)              431            (4,664)            (6,901)
1998
----
  Revenues                              $     0           $25,867           $   257            $26,124
  Operating (loss) income                (1,832)            1,860            (3,880)            (3,852)

NOTE 11 -- ASSET IMPAIRMENT CHARGE

     CineVista operates a leased eight-screen cinema at the Plaza Las Americas Mall (the "Plaza Cinema") and was of the view that it had reached an agreement with the landlord as to the terms of a lease with respect to the opening of a second ten-screen cinema at another location in the same mall. However, CineVista has been advised recently by the landlord that the landlord has entered into a lease with a third party with respect to this new cinema complex. CineVista intends to pursue its remedies with respect to this matter. However, in view of the anticipated adverse change in the Plaza Cinema's business environment which will occur upon the opening of the competing cinema in the Plaza Las Americas Mall, and the uncertainty as to whether CineVista will be able to obtain adequate redress, Reading determined that the entire carrying value of the Plaza Cinema had been impaired and the carrying value of the Plaza Cinema amounting to approximately $197,000 was written off. In addition, in the fourth quarter of 1999, CineVista determined to close a four screen leased cinema resulting in a total impairment loss of $335,000 for the three and nine month period ending September 30, 1999.

NOTE 12 -- PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

     As described in Note 1, the accompanying consolidated financial statements, include the accounts of Craig and its majority owned subsidiaries. The following information reflects only the accounts of Craig

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 1999
(amounts in tables in thousands)

and its wholly owned subsidiaries. Craig and REI are separate public companies and each entity's capital resources and liquidity is legally independent of the other and any intercompany loans or receivables would require approval of each separate company's Board of Directors.

Condensed Balance Sheet:                               September 30,      December 31,
                                                            1999              1998
                                                       -------------      -----------
Assets:
-------
    Cash and cash equivalents                              $    845          $  4,721
    Other current assets                                         21                18
                                                           --------          --------
       Total current assets                                     866             4,739
    Investment in Common Stock of REI                        63,743            63,761
    Investment in Preferred Stock of REI                     55,000            55,000
    Investment in Citadel                                     6,265             4,804
    Property and equipment, net                                 696               694
    Other assets                                              2,083               157
    Excess of cost over net assets acquired                   1,076             1,109
                                                           --------          --------
       Total assets                                        $129,729          $130,264
                                                           ========          ========

Liabilities and stockholders equity:
------------------------------------
    Accounts payable and accrued expenses                  $    830          $    674
    Note payable to Citadel, current                          1,998             1,998
    Deferred tax liabilities                                 30,410            30,410
    Stockholders' equity                                     96,491            97,182
                                                           --------          --------
    Total liabilities and stockholders' equity             $129,729          $130,264
                                                           ========          ========

                                                     Three Months Ended         Nine Months Ended
                                                       September 30,              September 30,
Condensed Statement of Operations:                  1999           1998         1999         1998
                                                    ----           ----         ----         ----
    Earnings (losses) from REI investment         $  (891)        $ (63)      $(1,231)      $  591
    Equity in losses of BRI                            --           (34)           --          (53)
    Equity in earnings of Citadel                     105            14         1,460           53
    Interest income                                    29            59           107          184
                                                  -------         -----       -------       ------
                                                     (757)          (24)          336          775
                                                  -------         -----       -------       ------

    General and administrative expense                364           372         1,185        1,276
    Depreciation and amortization                      40            17           126          139
    Interest expense                                   76            43           154          129
                                                  -------         -----       -------       ------
                                                      480           432         1,465        1,544
                                                  -------         -----       -------       ------
Loss before income taxes                           (1,237)         (456)       (1,129)        (769)
Income taxes                                         (224)           --          (224)          --
                                                  -------         -----       -------       ------
Net loss                                          $(1,461)        $(456)      $(1,353)      $ (769)
                                                  =======         =====       =======       ======

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 30, 1999
(amounts in tables in thousands)

                                                                     Nine Months Ended
                                                              -------------------------------
                                                               September 30,    September 30,
Condensed Statement of Cash Flows:                                 1999              1998
                                                              --------------    -------------
Operating Activities:
---------------------
 Net loss                                                        $  (1,353)        $    (769)
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Undistributed losses of equity affiliates                          (229)              302
   Increase in affiliate receivables                                    --                --
   Other                                                               281              (112)
                                                                 ---------         ---------
  Net cash (used in) operating activities                           (1,301)             (579)
                                                                 ---------         ---------
Investing Activities:
---------------------
  Dividends received from REI                                           --             1,788
  Acquisition of Citadel and BRI stock                                  --            (1,425)
  Acquisition of G&L Common Stock                                     (361)               --
  Acquisition of property from G&L                                  (1,600)               --
  Purchase of equipment                                                (63)               (5)
                                                                 ---------         ---------
  Net cash (used in) investing activities                           (2,024)              358
                                                                 ---------         ---------

Financing Activities:
---------------------
  Repurchase of common stock                                          (551)             (397)
                                                                 ---------         ---------

Increase (decrease) in cash and cash equivalents                    (3,876)             (618)
Cash and cash equivalents at beginning of period                     4,721             5,332
                                                                 ---------         ---------
Cash and cash equivalents at end of period                       $     845         $   4,714
                                                                 =========         =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Craig Corporation (Craig and collectively with its wholly owned subsidiaries, the "Company") is in the business of identifying, acquiring, owning and strategically managing controlling interests in other operating companies. At September 30, 1999, the Company owned common stock of Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries, "Reading") and REI Series B Preferred Stock representing approximately 78% of the voting power of that company, and 1,096,106 (approximately 16.4%) shares of Citadel Holding Corporation ("CHC" and collectively with its wholly owned subsidiaries, "Citadel") Common Stock and 1,096,106 (approximately 16.4%) shares of Big 4 Ranch, Inc. ("BRI"). As used herein, the term the "Consolidated Company" is used to describe, for accounting purposes, the Company reporting on a consolidated basis its ownership interest in REI. The Consolidated Company currently owns approximately 48% of the Common Stock of Citadel and approximately 49% of the Common Stock of BRI.

     REI has elected to focus its theater development and related real estate development activities in two principal areas, the development and operation of multiplex motion picture theaters in Puerto Rico, the United States, Australia and New Zealand and the development in Australia of entertainment centers typically consisting of a multiplex cinema, complimentary restaurant and retail uses, and self contained parking.

Results of Operations

     The following is a comparison of the results of operations for the three months ended September 30, 1999 ("1999 Quarter") with the three months ended September 30, 1998 ("1998 Quarter") and a comparison of the results of operations for the nine months ended September 30, 1999 ("1999 Nine Months") with the nine months ended September 30, 1998 (the "1998 Nine Months"). Due to the nature of the Consolidated Company's development and acquisition activities and the timing associated with the results of such activities, and the results of operations of ten new cinemas opened since January 1, 1998, the Consolidated Company's financial position, results of operations and cash flows have varied significantly and, in the view of management, are not necessarily indicative of future operating results. Generally speaking, the Consolidated Company's entertainment center developments are in the early stage of development and generally will not produce income or cash flow for at least eighteen to twenty-four months from the time that all development approvals have been secured. Reading is scheduled to complete its first entertainment center, located in Perth, this year and has begun construction with respect to a second center in the Sydney area.

     The Consolidated Company's net loss applicable to common shareholders for the 1999 Quarter and 1999 Nine Months approximated $1,460,000 or $.14 per basic share and $1,352,000 or $.13 per basic share, respectively, as compared to the 1998 Quarter and 1998 Nine Month net loss applicable to common shareholders of approximately $455,000 or $.04 per share and $769,000 or $.07 per basic share, respectively. The net loss in the 1999 Nine Months was reduced by the inclusion of equity earnings approximating $4,211,000, from the Consolidated Company's 48% investment in Citadel. Citadel reported a significant non-recurring gain from the sale of property during nine months ended September 30, 1999. In addition to the earnings recorded from the Consolidated Company's investment in Citadel, the operating results in the 1999 periods has been impacted by a decrease in "Theater Operating Income", a reduction in "Interest income" and an increase in "General and administrative expenses" as described below. In each of the three and nine month periods ended September 30, 1999 and 1998, "Net loss applicable to common shareholders" has been adjusted for the 6.5% per annum dividend ($113,000 quarterly and $341,000 for the nine month periods) on the $7,000,000 stated value of REI Convertible Preferred Stock held by Citadel.

Nine Months Ended September 30, 1999 and 1998

     Theater Revenues are comprised of Admissions, Concessions and Advertising and other revenues. "Theater costs" and "Theater concession costs" (collectively "Theater operating expense") reflect the direct theater costs of CineVista, the Domestic Cinemas and Reading Australia's cinemas. "General and Administrative" expenses are presented without consideration of intercompany management fees. Theater revenues, Theater operating expenses, Depreciation and amortization and General and administrative expenses for each of the nine month periods ended September 30, 1999 and 1998 were as follows:

                                                  Domestic
1999                             Cine Vista      Cinemas/1/     Australia         Corporate          Total
                                ------------    -----------   --------------    -------------     ------------
Theater revenue                 $  9,875,000    $11,715,000   $  6,211,000      $                $ 27,801,000
Theater operating expense          8,590,000      9,058,000      4,933,000                         22,581,000
Depreciation and
  amortization                       654,000      1,027,000        651,000            100,000       2,432,000
General & administrative             678,000        444,000      3,017,000/3/       5,610,000/2/    9,749,000
Asset impairment charge              335,000             --             --                 --         335,000
                                ----------------------------------------------------------------------------
                                $   (382,000)   $ 1,186,000   $ (2,390,000)     $ (5,710,000)   $ (7,296,000)
                                ============================================================================

                                                  Domestic
1998                             Cine Vista        Cinemas      Australia        Corporate         Total
                                ------------    -----------   -------------    -------------    -------------
Theater revenue                 $ 12,733,000    $ 8,417,000   $  4,717,000     $                $ 25,867,000
Theater operating expense         10,080,000      6,317,000      3,521,000                        19,918,000
Depreciation and
  amortization                       506,000        776,000        502,000           99,000        1,883,000
General & administrative             811,000        436,000      2,265,000/3/     4,663,000        8,175,000
                                ----------------------------------------------------------------------------
                                $  1,336,000    $   888,000   $ (1,571,000)    $ (4,762,000)    $ (4,109,000)
                                ============================================================================

/1/ Domestic Cinemas operations includes net revenue from the operation of the Royal George Theatre subsequent to its acquisition on March 13, 1999.
/2/ Includes $323,000 of expenses associated with the non-joint venture operations of Reading New Zealand.
/3/ Includes $2,310,000 and $1,832,000 of General and administrative expenses associated with Reading Australia's real estate development segment for the nine months ended September 30, 1999 and 1998, respectively.

CineVista
---------

     CineVista's Theater revenues decreased approximately 22.5% or $2,858,000 to $9,875,000 in the 1999 Nine Months from $12,733,000 in the 1998 Nine Months.
The decrease is due in part to more favorable film product in the first quarter of 1998 and an $877,000 reduction in the 1999 Nine Months as a result of the effect of the closing of a six screen cinema at one location in 1998, the closing of four screens at two locations in the first quarter of 1998, offset by the opening of an eight screen cinema in the second quarter of 1998. The new cinemas contributed an additional $376,000 in revenues in the 1999 Nine Months as compared to the 1998 Six Months. CineVista is constructing a twelve screen cinema on a leased property in the San Juan metropolitan area which is expected to open in December 1999. At September 30, 1999, CineVista operated 44 screens at seven locations.

     CineVista's Theater operating expenses decreased approximately 14.8% or $1,491,000 to $8,590,000 for the 1999 Nine Months, from $10,081,000 in the corresponding prior year period.  The
decrease from the 1998 Nine Months period is attributable to expenses items which vary directly with the Theater revenue of CineVista (cost of concession and film rental as a percentage of revenues decreased approximately 1.9% in the 1999 Nine Months) and a reduction in fixed costs associated with the operation of one less site. Depreciation and amortization expense increased $148,000 in the 1999 Nine Months as a result of the inclusion of the new eight screen cinemas for the full period in the current year.

     CineVista's General and administrative expenses decreased approximately 16.4% or $133,000 to $678,000 for the nine months ended September 30, 1999 from $811,000 in the corresponding prior year period. The total for the 1998 Nine Months included a $165,000 charge relating to the closing of four screens during the period. The charge was comprised of a $395,000 loss on leasehold improvements net of a reversal of a $230,000 provision for deferred rent.

     An impairment loss of $335,000 was recorded in the 1999 Nine Months as a result of the competitive effect of a competing cinema to be opened in a mall where CineVista presently operates an eight screen cinema and a decision to close a four screen cinema in the fourth quarter of 1999 (See Note 11).

Domestic Cinemas
----------------

     Domestic Cinemas' Theater revenues increased approximately 39.2% or $3,298,000 to $11,715,000 for the 1999 Nine Months from $8,417,000 in the 1998
Nine Months, in part, due to the inclusion in the current year period of the Tower Theater in Sacramento, California which commenced operations in November 1998, the inclusion of the Royal George live theater which was acquired in March 1999, the inclusion of the results of a new twelve screen cinema located in Manville, New Jersey which opened in May 1999, and the inclusion of an additional eight screen cinema in Buffalo, New York which cinema operations commenced in July 1999 and increased revenues at the cinemas in Houston and Minneapolis. At September 30, 1999 and 1998, the Domestic Cinemas operated 42 screens at six locations and 19 screens at three locations respectively.

     Theater operating expenses increased approximately 43.4% or $2,741,000 to $9,058,000 for the 1999 Nine Months from $6,317,000 in the corresponding prior year period, primarily as a result of the inclusion of the newly opened cinemas and a recently acquired live theater in the current period. Expense items which vary directly with theatre revenues decreased approximately .5% in the 1999 Nine Months as compared to the 1998 Nine Months. Depreciation and amortization increased as a result of the increased number of facilities in the 1999 Nine Months.

     The Domestic Cinemas' General and administrative expenses increased $8,000 in the 1999 Nine Months as compared to the 1998 Nine Months.

Australia
---------

     Theater revenues for Australian operations increased approximately 31.7% or $1,494,000 to $6,211,000 for the 1999 Nine Months from $4,717,000 in the 1998
Nine Months. Approximately $1,160,000 of the increase resulted from the contribution of three new five screen cinemas which opened in November 1998, in June 1999 and September 1999. Reading Australia is currently constructing an entertainment center on land owned in New South Wales. The complex will include a 10 screen cinema and entertainment related retail space with operations expected to commence in the fourth quarter of 1999. Reading Australia is also constructing 30 screens at three leased locations, two of which are expected to commence operations in the fourth quarter 1999 and one which is expected to commence operations in the first quarter of 2000. At September 30, 1999 and 1998, Reading Australia operated 31 screens at six locations and 16 screens at three locations, respectively.

     Theater operating expenses for Australian operations increased approximately 40.1% or $1,412,000 to $4,933,000 for the nine months ended September 30, 1999 from $3,521,000 in the corresponding prior year period. Operating expense categories which vary proportionately with revenues increased, as a percentage of revenues by approximately 3.0%. Fixed operating costs increased as a result of the addition of the three new cinemas in the 1999 Nine Months. Depreciation and amortization increased as a result of the increased number of facilities in the 1999 Nine Months.

     General and administrative costs increased approximately 33.2% or $752,000 to $3,017,000 for the 1999 Nine Months from $2,265,000 in the 1998 Nine Months. The increase primarily related to increased payroll costs of approximately $594,000 and an increase in development write-off of $386,000, offset slightly by expense reductions in certain other expense categories.

Corporate
---------

     General and administrative costs (net of $323,000 associated with the New Zealand operations in the 1999 Nine Months) increased approximately 21.1% or $947,000 to $5,610,000 for the 1999 Nine Months from $4,663,000 in the 1998 Nine
Months, primarily as a result of the write-off of $453,000 in acquisition expenses in 1999 and increased consulting and employee recruiting fees.

Real Estate Revenues
--------------------

     Real estate revenues include rental income and the net proceeds of sales of Reading's real estate in the United States which Reading is in the process of liquidating. Such revenues are not included in the results of the Consolidated Company's real estate segment (See Note 10).

Equity in Earnings of Affiliate
-------------------------------

     "Earnings from equity investments" include earnings from the Consolidated Company's investments in Citadel, BRI, Love, Janis, WPG and the NZ JV. "Earnings from equity investments" increased $3,994,000 to $4,015,000 in 1999 Nine Months as compared to $21,000 in the 1998 Nine Months. In the 1999 Nine Months, "Earnings from equity investments" included equity earnings of $4,211,000 from the Consolidated Company's 48% equity investment in Citadel, a loss of $109,000 from the Company's investment in the play Love, Janis, a $90,000 loss from WPG and equity earnings of $3,000 from the NZ JVs. Citadel reported net earnings for the 1999 Nine Months of approximately $9,229,000 inclusive of a non-recurring pre-tax gain on the sale of property of approximately $13,337,000. "Earnings from equity investments" in the 1998 Nine Months was comprised of Citadel equity earnings of $169,000, a loss of $24,000 from WPG and NZ JV and a loss of $124,000 from BRI.

Other Income (Expense)
----------------------

     "Other income" totaled $594,000 in the 1999 Nine Months as compared to "Other expense" of $556,000 in the 1998 Nine Months. Other income in the current period includes a $523,000 gain from a CineVista insurance settlement (See Note
9). The 1998 Nine Months expense is comprised primarily of losses on foreign currency derivative positions. The Consolidated Company does not currently have any foreign currency derivative positions. During 1999, the Company converted a significant portion of its September 30, 1999 cash balances to Australian dollars. Approximately $18,828,000 (representing A28,811,000 Australian dollars) is included in the Balance Sheet as "Cash and cash equivalents" at September 30, 1999.

Interest Income and Expense
---------------------------

     Interest income totaled $1,858,000 in the 1999 Nine Months as compared to $3,805,000 in the 1998 Nine Months. The decrease in interest income is primarily a result of a reduction in average cash fund balances during the nine months ended September 30, 1999 as compared to the corresponding prior year period due to increasing investments in Reading's development projects. Interest expense totaled $428,000 in the 1999 Nine Months as compared to $172,000 in the 1998 Nine Months. The increase is principally related to interest accrued on the New Zealand property mortgage, the CineVista line of credit and the Royal George purchase note, none of which were outstanding the 1998 Nine Months.

Minority Interest
-----------------

     The components of "Minority Interest" in the 1999 and 1998 Nine Months is as follows:

                                                                    Nine Months ended
                                                                      September 30,
                                                                      -------------
                                                              1999                      1998
                                                              ----                      ----
                                                                        (in thousands)
                                                      --------------------------------------------------
REI                                                           $ 971                    $1,351
Angelika New York                                              (213)                     (222)
Australian cinemas                                              (10)                      (41)
                                                              -----                    ------
   Minority interest income (expense)                         $ 748                    $1,088
                                                              =====                    ======

     The principal component of minority interest is derived from the Company's holdings in REI. The Company owns preferred stock in REI which earns an annual dividend of approximately $3,575,000 and approximately 69% of the outstanding REI common stock. REI minority income in the 1999 and 1998 Nine Months reflects the 30.7% minority interests share of REI losses and in the case of the 1998 Nine Months also preferred dividends paid to the Company. REI has reported losses in the 1999 Nine Months and has not declared or paid the dividends accumulating to the Company since fiscal 1998 amounting to approximately $2,681,250, which resulted in a decrease to the Minority interest share of REI losses in the 1999 Nine Months as compared to the 1998 Quarter of approximately $823,000. The 16.67% minority interest in income of Angelika NY amounted to $213,000 and $222,000 in the 1999 Nine Months and 1998 Nine Months, respectively. Minority interest in the income of the Australian cinemas represents the 25% minority interests ownership in two cinemas in the 1999 Nine Months and one cinema in the 1998 Nine Months.

Income Tax Provision
--------------------

     Income tax expense amounted to $897,000 in the 1999 Nine Months as compared to $762,000 in the 1998 Nine Months. The 1999 Nine Months includes an accrual for taxes owned as a result of an IRS audit of Craig's tax returns for the tax years ending June 30, 1997 and 1998. In addition, the 1999 Nine Months tax expense includes $607,000 which will be paid if certain intercompany loans are repaid and federal and state taxes of $76,000, $259,000 to settle the Company's tax return filings for June 30, 1998 and 1997. The 1998 Nine Months includes a tax provision for foreign withholding taxes of $584,000, which will be paid when certain intercompany loans are repaid, and estimated federal and state taxes of $178,000.

                Three Months Ended September 30, 1999 and 1998
                ----------------------------------------------

     Theater revenues, Theater operating expenses, Depreciation and amortization and General and administrative expenses for the three month periods ended September 30, 1999 and 1998, were as follows:

                                                   Domestic
1999                              Cine Vista        Cinemas        Australia         Corporate         Total
----
Theater revenue                    $3,827,000      $5,034,000     $  2,277,000      $                 $ 11,138,000
Theater operating expense           3,059,000       3,799,000        1,884,000                           8,742,000
Depreciation and
  amortization                        218,000         400,000          263,000            32,000           913,000
General & administrative              255,000         204,000        1,195,000         1,940,000/1/      3,594,000
Asset impairment charge               335,000              --               --                --           335,000
                              ------------------------------------------------------------------------------------
                                  ($   40,000)     $  631,000    ($  1,065,000)    ($  1,972,000)    ($  2,446,000)
                              ====================================================================================

                                                 Domestic
1998                             Cine Vista       Cinemas        Australia        Corporate           Total
----
Theater revenue                    $4,458,000     $2,888,000      $1,429,000      $                 $  8,775,000
Theater operating expense           3,600,000      2,020,000       1,084,000                           6,704,000
Depreciation and
  amortization                        205,000        267,000         158,000            33,000           663,000
General & administrative              203,000        148,000         882,000         1,564,000         2,797,000
                              ----------------------------------------------------------------------------------
                                   $  450,000     $  453,000     ($  695,000)    ($  1,597,000)    ($  1,389,000)
                              ==================================================================================

/1/ Includes $111,000 of expenses associated with the non-joint venture operations of Reading New Zealand.

CineVista
---------

     Theater revenues decreased 16.5% or $631,000 to $3,827,000 for the 1999 Quarter from $4,458,000 in the 1998 Quarter due to the decreased screen count and the competitive effect of newly opened cinemas in certain CineVista markets. Theater operating expenses decreased approximately 15.1% or $541,000 to $3,059,000 in the three months ended September 30, 1999 from $3,600,000 in the corresponding prior year period. The decrease from the prior year period is attributable to expense items which vary directly with the Theater revenue (cost of concession and film rental as a percentage of revenues) and a reduction in fixed costs associated with the operation of one less site. General and administrative expenses increased approximately 25.6% or $52,000 to $255,000 for the three months ended September 30, 1999 from $205,000 in the corresponding prior year period due primarily to increased professional fees.

Domestic Cinemas
----------------

     Domestic Cinemas' Theater revenues increased approximately 74.3% or $2,146,000 to $5,034,000 for 1999 Quarter from $2,888,000 in the 1998 Quarter in part due to the inclusion in the
current year period of the results of the Tower Theater, the Royal George live theater, the Manville cinema from May 16, 1999, and the Buffalo Angelika from July 16, 1999 and due to increased revenues at the Company's cinemas in Houston and Minneapolis. Theater operating expenses increased approximately 88.1% or $1,779,000 to $3,799,000 for the three months ended September 30, 1999 from $2,020,000 in the corresponding prior year period, primarily as a result of the inclusion of the newly opened cinemas and a recently acquired live theater in the current three month period and the increased fixed costs of operating more facilities Domestic Cinemas' General and administrative expenses were $56,000 higher in the 1999 Quarter than in the 1998 Quarter due primarily to the increased number of cinemas operated.

Australia
---------

     Theater revenues for Australian operations increased approximately 59.3% or $848,000 to $2,277,000 for the 1999 Quarter from $1,429,000 in the 1998 Quarter due to the contribution of three new cinemas in the current three month period. Theater operating expenses increased approximately 73.8% or $800,000 to $1,884,000 for the three months ended September 30, 1999 from $1,084,000 in the corresponding prior year period due to increased film rent and additional fixed operating costs as a result of the operations of the three new cinemas during the 1999 Quarter. General and administrative expense increased approximately 35.5% or $313,000 to $1,195,000 for the 1999 Quarter from $882,000 in the 1998
Quarter. The increase primarily related to increased development cost write-offs in the 1999 Quarter as compared to the 1998 Quarter.

Corporate
---------

     General and administrative expenses (net of $193,000 associated with the New Zealand operations in the three months ending September 30, 1999) increased approximately 24% or $376,000 to $1,940,000 for the 1999 Quarter from $1,564,000 in the 1998 Quarter as a result of the write-off of $114,000 in acquisition expenses in the 1999 Quarter and increased professional fees.

Interest Income and Expense
---------------------------

     Interest income amounted to $419,000 in the 1999 Quarter as compared to interest income in the 1998 Quarter totaling $1,197,000. The decrease in interest income is primarily a result of a reduction in average investable fund balances for the three months ended September 30, 1999 as compared to the corresponding prior year period due to increasing investment in the Company's development projects. Interest expense increased to $309,000 in the 1999 Quarter as compared to $54,000 in the 1998 Quarter due to an increase in debt during the 1999 Quarter.

Equity in Earnings of Affiliates
--------------------------------

     "Equity in earnings of affiliate" increased to $46,000 for the 1999 Quarter as compared to a loss of $109,000 in the 1998 Quarter. The 1999 Quarter components include equity earnings of $292,000 from the Company's investment in Citadel, a loss of $70,000 from the NZ JV's, a loss of $67,000 from WPG and a loss of $109,000 from Love, Janis. The 1998 Quarter components include equity earnings of $58,000 from the Company's investment in Citadel, offset by a loss of $78,000 from WPG and a loss of $89,000 from BRI.

Other (Expense) Income
----------------------

     "Other income" totaled $595,000 in the three months ended September 30, 1999 from an insurance settlement as compared to "Other expense" of $139,000 in the corresponding prior year period.

Minority Interest
-----------------

     The components of "Minority Interest" in the 1999 and 1998 Quarters are as follows:

                                                                    Three Months ended
                                                                      September 30,
                                                                    ------------------
                                                              1999                      1998
                                                              ----                      ----
                                                                      (in thousands)
                                                     ------------------------------------------------
REI                                                          $ 537                      $ 566
Angelika New York                                             (101)                       (96)
Australian cinemas                                              55                         (8)
                                                             -----                      -----
   Minority interest income (expense)                        $ 491                      $ 462
                                                             =====                      =====

     The principal component of minority interest is derived from the Company's holdings in REI. The Company owns preferred stock in REI which earns an annual dividend of approximately $3,575,000 and approximately 69% of the outstanding REI common stock. REI minority income in the 1999 and 1998 Quarter reflects the 30.7% minority interests share of REI earnings or losses and in the case of the 1998 Quarter also preferred dividends paid to the Company. REI reported net earnings in the 1999 Quarter before consideration of Preferred Stock dividends accumulating to the Company. REI has not declared or paid the dividends accumulating to the Company during the 1999 Quarter amounting to approximately $893,750, which resulted in a decrease to the Minority interest share of REI losses applicable to common shareholders in the 1999 Quarter of approximately $275,000 as compared to the 1998 Quarter. "Minority interests" for the three months ended September 30, 1999 and 1998 includes $45,000 and $104,000, respectively, from the minority shares interest in a Domestic Cinema. Minority interest in the income (loss) of the Australian cinemas represents the 25% minority interests ownership in two cinemas during the 1999 Quarter as compared to one cinema in the 1998 Quarter.

Income Tax Provision
--------------------

     Income tax expense in the current three month period totaled $409,000 in the three months ended September 30, 1999 as compared to $355,000 in the corresponding period last year.

Liquidity and Capital Resources

     At September 30, 1999, the Consolidated Company had cash and cash equivalents totaling approximately $24,649,000 which includes approximately $23,804,000 held by Reading. At September 30, 1999, Craig had cash and cash equivalents of approximately $845,000. REI is majority owned by the Company and, accordingly, is included in the consolidated financial statements. However, Craig and REI are separate public companies and each entity's capital resources and liquidity is legally independent of the other and any intercompany loans or receivables would require approval of each separate company's Board of Directors. Accordingly, the liquidity of Craig is principally dependent on Reading's ability to pay dividends in accordance with the terms of the Reading Preferred Stock amounting to approximately $3,575,000 annually. REI has reported losses for the 1999 periods and has entered into significant purchase commitments to develop certain of its Australian assets. After consultation between the Company and REI, it was determined that REI would defer, for the time being, payment of dividends to the Company with respect to the Series B Preferred Stock. The Company has no current need for such funds, since it has, in the view of management, sufficient funds on hand to meet its general and administrative expenses for the immediate future. While not anticipated, further liquidity could be achieved by the Company through the sale of shares of Citadel and/or REI.

     At September 30, 1999, the cash and cash equivalents held by Reading are anticipated to be fully deployed during the first quarter of 2000 in furtherance of Reading's cinema and entertainment center development programs. Reading's total commitments exceed the available liquid funds. Management believes that Reading has sufficient cash on hand and a credit facility to complete the projects and acquisitions currently scheduled for completion in 1999. This includes the anticipated addition of 40 screens in Australia (increasing the screen count in that market from 31 at September 30, 1999 to 71 screens), and 12 screens in Puerto Rico (increasing the screen count from 40 to 52 screens after the anticipated closing of one 4 screen facility in the fourth quarter of
1999). Reading plans to leverage these assets as they commence operations, and to use the proceeds from such financings to continue the development program in the year 2000. Reading estimates that the total development cost of all of its currently planned cinema and entertainment center projects could exceed $200,000,000 inclusive of amounts to be expended on projects now under construction.

     At September 30, 1999, Reading had purchase commitments of approximately $54,000,000. Of this amount, it is currently anticipated that approximately $16,300,000 will be funded in 1999 and early 2000. Thereafter commitments include a contractual obligation to construct an entertainment center in Australia, at an estimated remaining cost of $23,400,000 (currently anticipated to be completed in mid 2001), a $2,800,000 obligation to acquire additional land in New Zealand, a $1,180,000 purchase money mortgage due in May 2000 and other projects anticipated to aggregate approximately $7,000,000. The total set forth above do not include commitments associated with the City Cinemas transaction, which transaction, if consummated, requires the commitment of up to $36,500,000, eighteen months after closing.

     Reading Australia is presently evaluating a proposal from a major bank for a line of credit for approximately $49 million in order to fund development of projects scheduled for completion in 2000 and thereafter. No assurances can be made that such financing can be concluded and be available to the Company. In the event that debt financing cannot be obtained on terms acceptable to the Company, consideration will be given to seeking joint venture partners, issuing debt or equity securities, delaying development of certain projects and/or selling land currently held for development, or other assets. The Company does not currently consider any of its development assets to be held for sale.

     The following summarizes the major sources and uses of cash funds in the September 30, 1999nine months ended September 30, 1999 and 1998:

1999:
----

     "Unrestricted cash and cash equivalents" decreased $38,665,000 from $63,314,000 at December 31, 1998 to $24,649,000 at September 30, 1999. Working
capital decreased $39,567,000 from $47,445,000 at December 31, 1998 to $9,378,000 at September 30, 1999.

     The Consolidated Company used approximately $2,452,000 in cash for operating purposes during the 1999 Nine Months. In addition to the payment of operating and general and administrative expenses, the principal use of cash funds during the 1999 Nine Months included a use of $38,847,000 in investing activities, including $27,180,000 in purchases of property and equipment, $6,522,000 in property purchase commitment payments, $1,779,000 for purchases of property held for development, $1,961,000 for purchases of property and Common Stock related to G&L Realty and a $124,000 loan to the New Zealand joint venture.

     Net cash provided by financing activities totaled $886,000 in the 1999 Nine Months and was comprised of $2,808,000 of note payable proceeds, offset by $341,000 in payments of preferred stock dividends by Reading to Citadel, $551,000 used to repurchase Craig Common stock, $371,000 of distributions to minority shareholders and payments of notes payable totaling $704,000.

1998:
----

     "Unrestricted cash and cash equivalents" decreased $27,527,000 from $98,202,000 at December 31, 1997 to $70,675,000 at September 30, 1998. Working
capital decreased $24,546,000 from $89,765,000 at December 31, 1997 to $65,219,000 at September 30, 1998.

     Net cash used in investing activities amounted to $23,882,000 in the 1998 Nine Months as a result of property purchases of $16,775,000, an investment in joint venture (inclusive of loans to joint venture partners) of $3,736,000 and the purchase of Citadel securities for cash of $3,636,000. Cash used in investing activities was offset by cash provided through a decrease in restricted cash amounting to $3,673,000.

     Cash provided by financing activities in the 1998 Nine Months amounted to approximately $1,657,000 and included a $397,000 expenditure to repurchase 52,000 shares of Craig Common Stock, offset by a $292,000 distribution to a minority interest, $341,000 in dividends paid to Citadel in connection with their investment in Reading redeemable stock and a $627,000 decrease in note payables.

Year 2000

     As reasonably necessary and appropriate, the Company is conducting an audit of the software and hardware components and its non-information system equipment that it uses in its operations to assess whether such components will properly recognize the dates beyond December 31, 1999 ("Year 2000 Compliance"). As a result of this review remedies for non-compliant components relating to systems material to the Company's operations have been enacted and/or planned for installation prior to year-end. Manual systems are available as backup for must of the Company's Critical Cinema operating activities.

     The Company is also conducting a review of its major suppliers of goods and services ("service providers") to understand their level of compliance with Year 2000 issues. Both of these reviews are substantially completed. Based on responses received to date, the Company believes that substantially all of its service providers will represent that they are Year 2000 compliant or that formal programs are in place to ensure that they will be Year 2000 compliant.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CRAIG CORPORATION REGISTRANT



Date:          November 15, 1999          By: /s/ S. Craig Tompkins
     ---------------------------------        ----------------------------
                                              S. Craig Tompkins
                                              President



Date:          November 15, 1999          By: /s/ Robin W. Skophammer
     --------------------------------         ----------------------------
                                              Robin W. Skophammer
                                              Chief Financial Officer