Form 10-K
period 1999-12-31
CRAIG CORP
filed 2000-04-14
CIK 110985

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 1999

                                 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______________ to ________________

                         Commission file number 1-6123

                               CRAIG CORPORATION
            (Exact name of Registrant as specified in its charter)

NEVADA                                                  95-1620188
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

550 South Hope Street, Suite 1825                         90071
Los Angeles  CA
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:   (213) 239-0555

Securities Registered pursuant to Section 12(b) of the Act:

     Title of each class                    Names of exchanges on which each class registered
     -------------------                   ----------------------------------------------------
 Common stock, $0.25 par value,                           New York Stock Exchange
Class A Common preference stock,                         And Pacific Stock Exchange
       $.01 par value

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [_]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was $28,806,597 as of March 31, 2000.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 2000, there were 3,440,808 shares of Common Stock, $0.25 par value per share, and 7,058,408 shares of Class A Common Preference Stock, $0.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

$/nofolio

                               CRAIG CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1999
                                     INDEX
-------------------------------------------------------------------------------

PART I.

Item 1.        Business                                                                      1
Item 2.        Properties                                                                   19
Item 3.        Legal Proceedings                                                            22
Item 4.        Submission of Matters to a Vote of Security Holders                          23




PART II.

Item 5.        Market for the Registrant's Common Stock and Related Stockholder Matters     24
Item 6.        Selected Financial Data                                                      25
Item 7.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations ("MD&A")                                               26
Item 7A.       Quantitative and Qualitative Disclosure About Market Risk                    43
Item 8.        Financial Statements and Supplementary Data                                  44
Item 9.        Change in and Disagreements with Accountants on
               Accounting and Financial Disclosure                                          44




PART III.

Item 10.       Directors and Executive Officers of the Registrant                           45
Item 11.       Executive Compensation                                                       48
Item 12.       Security Ownership of Certain Beneficial Owners and Management               52
Item 13.       Certain Relationships and Related Transactions                               56



PART IV.

Item 14.       Exhibits, Financial Statement Schedule, and Reports on Form 8-K              59
               Signatures                                                                   63


                                    PART I
                                    ------

ITEM 1.  BUSINESS

General
-------

     Introduction:  Craig Corporation (Craig, collectively with its predecessors
     ------------
and wholly owned subsidiaries, the "Company", and collectively with its predecessors and consolidated subsidiaries the "Consolidated Company") was formed in December 1999 incident to the reincorporation of the Company in Nevada and is in the business of identifying, acquiring, owning, and strategically managing controlling interests in other operating companies. The Company is not in the business of investing, reinvesting, or trading in securities.

     The Company's principal holdings at December 31, 1999 consisted of (i) common and preferred stock representing approximately 78% of the voting power of Reading Entertainment, Inc. ("REI" and collectively with its predecessors and consolidated subsidiaries, "Reading"), (ii) common shares representing approximately 16.4% of the outstanding shares of the Class A Nonvoting Common Stock and Class B Voting Common Stock of Citadel Holding Corporation ("CHC" and collectively with its predecessors and consolidated subsidiaries "Citadel") and,
(iii) 16.4% of the outstanding common stock of Big 4 Ranch, Inc., a company owning a 40% interest in certain agricultural properties located in Kern County, California, and (iv) cash and cash equivalents. The Consolidated Company holds a 48% interest in Citadel and 49% interest in Big 4 Ranch, Inc. ("BRI").

     On April 5, 2000, the Consolidated Company exchanged a 50% Membership interest in the Angelika Film Center LLC ("AFC:), for 8,999,900 shares of Common Stock and 100 shares of Series A Preferred Stock of National Auto Credit, Inc. (OTC Bulletin Board: NAKD), representing approximately 26% of the outstanding equity of that company (calculated after the issuance of such shares), and 100 shares of Series A Preferred Stock of the NAC representing 100% of such class. In addition, Citadel holds 925,100 shares of National Auto Credit, Inc. ("NAC") Common Stock, increasing the collective ownership of Citadel, Craig and Reading to approximately 29% of that company. The Consolidated Company has also granted the NAC certain options to acquire certain additional cinema assets currently held by Reading in the United States.

     NAC was historically in the business of buying and servicing loans secured by second hand automobiles. However, over the past year, NAC has reduced its assets, in essence, to cash and real estate. AFC owns the Angelika Film Center and Cafe located in the Soho district of Manhattan. This transaction reduces the Consolidated Company's direct interest in AFC from 83.33% to 33.33%.

     The Company currently reports, for financial purposes, on a consolidated basis with Reading. However, the Company does not consolidate with Reading for tax purposes, does not have common financing with Reading, does not guarantee the obligations of Reading, and has historically maintained separate offices and, with certain exceptions, separate officers and directors from Reading. These common officers and directors historically have been separately compensated by the Company and Reading. The Company, Reading and Citadel are currently working on a plan to centralize all administrative functions for the three companies in Los Angeles. It is anticipated that certain economies of scale will result form such a centralization. Upon consummation of this centralization, it is contemplated that all general and administrative personnel will be employees of Craig, and that the costs of such personnel will be allocated between the three companies on an appropriate basis, taking into account the amount of time spent by such personnel on the business and affairs of the three companies.

     Reading:  The Company began accumulating stock in REI, a publicly traded
     -------
company whose shares are quoted on the NASDAQ National Market and traded on the Philadelphia Stock Exchange, and in its predecessor, Reading Company, since 1989. By the end of the second quarter of 1996, this interest had grown to approximately 52.5% of the outstanding voting securities of that company. In November 1995, the Company and Reading formed Reading International Cinemas LLC ("Reading International"), owned in equal portions by the Company and Reading, to pursue the development of cinemas in Australia. During the first quarter of 1996, the Company conveyed to Reading its common stock interest in CHC and during the fourth quarter of 1996, the Company, Reading and Citadel consummated the Stock Transactions in which the Company contributed its Stater Preferred Stock, CHC Preferred Stock and its 50% membership interest in Reading International to Reading in exchange for common stock and preferred stock of REI. Citadel contributed cash in the amount of $7 million in exchange for a separate class of REI preferred stock and certain contractual rights including an Asset Put Option described below. As a consequence of the Stock Transactions and certain other open market acquisitions by the Company made after the Stock Transactions, the Company now holds 5,165,516 shares of REI Common Stock and 550,000 shares of REI Series B Preferred Stock, which in the aggregate represent approximately 78% of the outstanding voting power of REI. Citadel currently owns, as a result of the Stock Transactions, 70,000 shares of REI Series A Preferred Stock representing approximately 5% of the outstanding voting power of REI.

     Reading is principally engaged in the cinema exhibition business in the Australia, New Zealand, the United States and Puerto Rico and in the development of cinema based entertainment centers in Australia and New Zealand.

     The Company's Chairman and President are, respectively, the Chairman and Vice Chairman of the Board of Directors of REI, and comprise two of the six directors of that company. In addition, the Company's Chief Financial Officer also serves as the Chief Administrative Officer of REI.

     Citadel:  In 1986, the Company acquired options to purchase 4.5% of the
     -------
outstanding common stock of CHC, a publicly traded company whose shares are listed for trading on the American Stock Exchange. The Company exercised those options in 1987, and owned approximately 9% of the outstanding common stock of CHC by the close of that year. Prior to August 1994, CHC was the holding company for Fidelity Federal Bank, FSB ("Fidelity"). In August 1994, as a result of the weakened financial position of Fidelity caused by declines in the Southern California real estate market and the Northridge earthquake (which was centered in one of the Company's principal lending areas), Fidelity consummated a recapitalization transaction in which CHC received certain real estate assets and litigation claims from Fidelity. As a consequence of the issuance of new equity securities by Fidelity following the recapitalization, CHC's interest in Fidelity was diluted from 100% to approximately 16%. Following that recapitalization, the Consolidated Company has increased its voting interest in CHC to approximately 49% at December 31, 1999. At December 31, 1999, the Consolidated Company's carrying value of its equity investment in Citadel totaled approximately $17,246,000.

     At December 31, 1999, Citadel's assets had a book value for purposes of Citadel's consolidated financial statements on CHC's consolidated balance sheet of $47,206,000, consisting principally of (1) an office building located in Glendale, California, (2) 70,000 shares of REI Series A Convertible Preferred Stock, (3) a 40% interest in certain agricultural partnerships, (4) an 80% interest in Big 4 Farming LLC, a farming management company, (5) 542,500 (15.62%) shares of Common Stock of Gish Biomedical, Inc. ("Gish") and (6) cash and cash equivalents. Citadel's liabilities at December 31, 1999 was $13,723,000 and consisted of mortgage debt on its office property.

     The Company's Chairman is the Chairman and Chief Executive Officer of CHC, the Company's President is the Vice Chairman, Secretary, and Treasurer of CHC, and the Company's Chief Financial Officer is the Chief Financial Officer of CHC. The Company's Chairman and President constitute two of CHC's five directors. Citadel shares office space with the Company and receives certain administrative support services under a cost sharing arrangement between the two companies. Certain employees of

Citadel have historically provided consulting services to Reading under a consulting agreement between CHC and REI.

     Big 4 Ranch, Inc.:  On December 29, 1997, Citadel capitalized a wholly
     -----------------
owned subsidiary, Big 4 Ranch, Inc. ("BRI"), with a cash contribution of $1,200,000 and then distributed 100% of the shares of BRI to Citadel's common shareholders of record as of the close of business on December 23, 1997 as a spin-off dividend. The Consolidated Company received 2,230,473 shares or 33.4% of BRI. The Company recorded the distribution of BRI as a return of its investment in Citadel and correspondingly decreased its recorded investment in Citadel by $401,000. At the same time, the Company recorded a $401,000 investment in BRI. During 1998, the Company purchased an additional 430,106 shares of BRI and Reading purchased 661,700 shares of BRI for an aggregate purchase price of approximately $136,000, increasing the Consolidated Company's holdings in BRI to approximately 49.8%. Also during 1998, a company owned by the Chairman and a trust for the benefit of a child of the Vice Chairman purchased approximately 3.2% of BRI. At December 31, 1999, the Board of Directors and executive officers of BRI were comprised of certain directors of the Company, Gerard Laheney, William D. Gould and Margaret Cotter.

     Prior to the stock spin-off, BRI, Citadel and Visalia LLC; a limited liability company controlled by Mr. James J. Cotter, the Chairman of the Board of Craig, REI and CHC, and owned by Mr. Cotter and certain members of his family "Visalia") entered into three general partnerships (the "Agricultural Partnerships"). The Agricultural Partnerships are owned 40% by BRI, 40% by Citadel and 20% by Visalia. On December 31, 1997, the Agricultural Partnerships acquired approximately 1,580 acres of agricultural property in Kern County, California, for approximately $7,600,000. The acquisition was financed by a 10-year purchase money mortgage in the amount of $4,050,000, draw downs on a line of credit from Citadel in the amount of $831,000 and pro rata capital contributions from the partners in the amount of $2,700,000. Through the Consolidated Company's holding in BRI and Citadel, the consolidated Company owns approximately 39% of such Agricultural Partnerships at December 31, 1999. The Company's Chairman and President serve as two of the three members of the management committees of these three partnerships. The Agriculture Partnerships have each retained Big 4 Farming LLC (owned 80% by Citadel and 20% by Visalia) to farm their properties.

     In December 1998, the Kern County area suffered a devastating freeze and substantially all of the Agricultural Partnerships' citrus crop was destroyed. As the crop was principally not insured against freeze damage, the Agricultural Partnerships booked a loss of $2,651,000 for 1998 (inclusive of $1,577,000 related to the inventory loss resulting from the freeze). BRI's share of the 1998 loss was $1,061,000 and the Consolidated Company reported an equity loss of approximately $520,000. The Agricultural Partnerships also reported a loss for 1999 amounting to $1,073,000, as they will not have any material crop revenues until the harvest of the 1999-2000 crops in the second and third quarters of 2000. After recording the 1998 operating losses, BRI stockholders' equity was generally eliminated at December 31, 1998. BRI recorded a loss of approximately $322,000 in 1999, however, the Consolidated Company did not record any portion of the 1999 loss since the carrying value had been reduced to zero in 1998, when the $520,000 equity loss was recorded by the Consolidated Company.

     Citadel is the principal source of funding for the operations of the Agricultural Partnerships. The costs of the destroyed crop were funded through a line of credit from Citadel to the Agricultural Partnerships. As of March 11, 2000, approximately $2,730,000 had been drawn down under a $3,250,000 line of credit with Citadel. Since the Agricultural Partnerships do not anticipate having revenue until the sale of the 1999-2000 crop, the Agricultural Partnerships do not currently have any source of funds with which to repay that line of credit when it comes due in August 2000, or any funds (other than the remaining undrawn upon balance of the line of credit) with which to cover its 2000 cultural, administrative and interest costs and capital improvement budget currently projected at $3,501,000. The property included approximately 600 acres of open land at the time of acquisition by the Partnership. Approximately 60 acres of this land was planted with citrus in 1998, and an additional 300 acres are scheduled for planting in 2000.

     Hope Street Hospitality, LLC:  In January 1996, the Company formed a joint
     -----------------------------
venture in the form of a limited liability company (1) to acquire the rights for the Western United States to produce a woodfired Montreal style bagel, (2) to build a store to test the concept in the United States, and (3) if that concept proved successful, potentially to develop a chain of such stores. The founders of this joint venture and the holders of the remaining 50% membership interest in HSH are two individuals whose principal business is their employment as managing directors of an international investment banking firm. The venture has not been successful and that operation has been closed.

The Stock Transactions
----------------------

     In October 1996, shareholders of REI approved a reorganization of Reading Company under REI a Delaware corporation, (the "96 Reorganization") and the placement of Common and Preferred Stock by REI to the Company and Citadel ("Stock Transactions"). Both transactions were completed on October 15, 1996.

     In the Stock Transactions, REI issued (i) 70,000 shares of Series A Voting Cumulative Convertible Preferred Stock ("Series A Preferred Stock") to Citadel, and granted certain contractual rights to Citadel including the Asset Put Option described below in return for $7 million in cash and (ii) 550,000 shares of Series B Voting Cumulative Convertible Preferred Stock ("Series B Preferred Stock") and 2,476,190 shares of Common Stock to Craig in exchange for certain assets owned by Craig. The assets acquired by REI from Craig consisted of the 693,650 shares of Stater Preferred Stock, Craig's 50% membership interest in Reading International, of which an indirect wholly-owned subsidiary of REI was the sole other member, and 1,329,114 shares of Citadel's Preferred Stock, which were subsequently redeemed by Citadel.

     Under the terms of the "Asset Put Option," CHC has the right to exchange all of its assets, other than the Series A Convertible Preferred Stock, for REI common stock and expires 30 days after REI files this Annual Report on Form 10K. CHC has advised the Company that it does not intend to exercise this option.

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

Description of Business
-----------------------

     General:  The Company's business is the identification, acquisition,
     -------
ownership, and strategic management of controlling interests in other operating companies. The Company's business objective is to serve as a holding company and management resource to a diversified group of such operating companies. The Company is not in the business of investing, reinvesting, or trading in securities. Over the past ten years, while the Company has reviewed a number of opportunities, the Company's efforts have focused primarily on three such companies: Reading (cinema exhibition and real estate development), Citadel (currently principally a real estate company) and Stater (retail grocery). In 1997, the Consolidated Company's interest in Stater was repurchased by that Company. At December 31, 1999, the material portion of the Company's book value and source of cash flows is comprised from its investment in Reading.

     Employees:  The Company's executives consist of Mr. S. Craig Tompkins
     ---------
(formerly a partner with Gibson, Dunn & Crutcher, and currently a director and the President of the Company, the Vice Chairman of REI, the Vice Chairman, Secretary [and Treasurer] of CHC, the President of Citadel Agriculture, Inc., and a member of the management committees of various agricultural partnerships in which Citadel and Big 4 Ranch, Inc. hold ownership interests), Mr. Andrzej Matyczynski (formerly a director with Beckman Coulter) is currently the Chief Financial Officer of the Company and CHC and the Chief Administrative Officer of REI. Mr. James J. Cotter, the Company's Chairman and Chief Executive Officer, is the Chairman of REI, the Chairman of CHC, and provides services to the Company pursuant to a consulting arrangement. Mr. Cotter owns, assuming exercise of his outstanding options, 27.7% of the Company's currently issued equity securities and, together with other securities which Mr. Cotter has beneficial voting ownership, approximately 57.4% of the voting power of the Company.

     Reading Entertainment, Inc.: Set forth below is a more detailed discussion
     ---------------------------
of the businesses conducted by Craig's majority owned subsidiary, Reading.

     At December 31, 1999, the Company held 5,165,516 shares of REI Common Stock and 550,000 shares of REI Series B Preferred Stock, which together represent approximately 78% of the voting power of REI. The Series B Preferred Stock is junior to the 70,000 shares of REI Series A Preferred Stock (aggregate stated value $7 million) held by Citadel, has a stated value and liquidation preference of $100 per share, has a cumulative dividend of 6.5% and is entitled to cast
9.64 votes per share, voting together with the holder of the REI Common Stock and the Series A Preferred Stock on any matter presented to the shareholders of REI, as well as customary class voting rights. Each share of the Company's Series B Preferred Stock is convertible into shares of REI Common Stock at a conversion price of $12.25 each, subject to adjustment on certain events. For financial statement purposes, REI assets and liabilities are consolidated as a majority owned subsidiary of the Company and, accordingly, the Company's stock investments in REI is eliminated in the December 31, 1999 and 1998 consolidated financial statements.

Reading Business

Reading General

     Reading Entertainment, Inc., a Nevada corporation ("REI" and collectively with its various subsidiaries and predecessors, "Reading"), was formed in 1999 in a reorganization of Reading under a

Nevada holding company. Initially organized in 1833, Reading has been doing business in the United States for over 165 years. Currently, operating 182 screens in twenty-seven multiplex cinema complexes, located principally overseas, and owning nearly two million square feet of land capable of supporting approximately 1.85 million square feet of land capable of supporting approximately .75 million square feet of development in Australia and New Zealand, Reading is principally in two lines of business (i) the development and operation of multiplex cinemas in Australia, New Zealand, Puerto Rico and the United States and (ii) the development and operation of cinema based entertainment centers in Australia and New Zealand.

     Prior to 1976, Reading was principally in the transportation business, owning and operating the Reading Railroad. Following the disposition of substantially all of its rolling stock and active rail lines in 1976, Reading pursued a number of endeavors including the development of One Reading Center (a 600,000 square foot office complex located in Philadelphia) and initiated the activities which led to the development of the Pennsylvania Convention Center on land originally utilized by Reading for railroad purposes. Since 1976, Reading has reduced its railroad real estate holdings from approximately 700 parcels and rights-of-way to approximately fifteen.

     In 1993, following the sale of its last major railroad real estate asset -- the historic Reading Terminal Headhouse in downtown Philadelphia--Reading entered the "Beyond the Home" or real estate based segment of the entertainment industry. Since that date, Reading has acquired and updated a chain of multiplex cinemas in Puerto Rico ("CineVista") featuring conventional film product; acquired or developed certain multiplex cinemas in the United States featuring principally art, specialty and sophisticated or upper-end conventional film product ("Angelika Cinemas") and/or conventional film product ("Reading Cinemas"); and developed a chain of cinemas currently comprising seventy-one screens in Australia featuring conventional film product ("Reading Cinemas") and a 50% interest in a thirteen screen cinema chain in New Zealand ("Berkley Cinemas"). In 1999, Reading grew from 96 to 174 screens, with most of the new screens coming on line in the fourth quarter of that year. At December 31, 1999, Reading had under development or agreements to lease, acquire or manage, cinemas representing approximately thirty-two additional screens. Reading currently anticipates adding approximately 26 of these screens in 2000, including an Australia location with eight screens which commenced operations in March 2000.

     In Australia and New Zealand, Reading is also in the business of developing entertainment centers, typically consisting of a multiplex cinema, complementary restaurant and retail uses, and convenient parking, all located on land owned or controlled by Reading. Reading opened the cinema portion of its initial entertainment center in Perth in December 1999 (the entertainment retail space is expected to be placed in operation in mid-2000), and anticipates opening a second and substantially larger entertainment center in a suburb of Auburn, Sydney in the third quarter of 2000.

     Reading, where feasible, prefers to own the land on which it constructs its cinemas. In the United States and Puerto Rico, a variety of factors (including land acquisition costs, the proliferation of suburban multiplex cinemas and competition from existing developers and shopping center owners) have caused Reading to rely on leasehold sites in established urban areas or suburban malls. However, an ownership-oriented approach is being pursued in urban centers in Australia and New Zealand. This means that many of Reading's projects in Australia and New Zealand are more capital intensive, have longer lead times, entail greater development risks and have initially lower cash returns than the more leveraged development of cinemas in leased facilities in established malls. However, Reading believes that these risks are more than offset by the greater control and flexibility that the ownership of such sites provides to Reading and by the opportunity given to Reading to participate in the enhancement to the value of such land likely to result from the consumer traffic generated by a successful cinema operation. To date, Reading has acquired (directly or through joint venture or tenant-in-common investments), or has the contract right to acquire, 6 sites in Australia and New Zealand which it believes are suitable for development or redevelopment as entertainment centers. During 1999 Reading acquired 100% ownership of an entertainment site in Wellington, New Zealand. Prior thereto, Reading held a 50% interest in such site. These sites (which include the entertainment center to be opened in Sydney later this year) represent approximately 1.85 million square feet of land area with the potential to support nearly .75 million square feet of improvements.

     Reading has elected to focus its future cinema exhibition activities in Australia and New Zealand. Reading believes that, given its finite capital resources, the scope and extent of its current activities, its investments and commitments in Australia and New Zealand, and the opportunities available to it in Australia and New Zealand, that it is in the best interests of Reading and its stockholders to concentrate on Australia and New Zealand and to reduce development undertakings relating to its domestic cinema assets. Accordingly, Reading has sold to a third party a 50% membership interest in the Angelika Film Center ("AFC"), has granted to that same third party certain options to acquire Reading's remaining 33.33% membership interest in AFC and to acquire the remainder of Reading's U.S-based cinema assets (including its rights with respect to the City Cinemas Transaction), is in negotiations with Citadel to transfer to Citadel, subject to such option, Reading's rights with respect to both the City Cinemas Transaction and the OBI Transaction, and is in negotiations with a third party to sell its interest in the Royal George Theater ("RGT") in Chicago. The only domestic cinema development contemplated for 2000 is the development of an 8-screen cinema in Dallas, which will feature art and upper-end film products.

     Reading currently has the right under an agreement with Messrs. James J. Cotter (Chairman of Craig, Reading and Citadel's Board of Directors) and Michael Forman (a major shareholder in Craig Corporation), and certain of their affiliates (collectively referred to as "Sutton Hill") a) to lease, with option to purchase, the Cinemas I, II and III, the Murray Hill, the Sutton, and the Village East Cinemas, and to manage the Angelika Film Center located in Soho, Gotham, 56th Street Playhouse, and the 86th Street Theatre, all of which are located in Manhattan, and which are operated collectively as the City Cinemas chain, b) to purchase the 1/6th interest in the Angelika Film Center located in Soho not already owned by Reading and c) to acquire, through a stock merger, the assets and business of Off Broadway Investments, Inc.("OBI"), which assets currently consist of the Minetta Lane, Orpheum and Union Square theaters in Manhattan (the "OBI Transaction"). The acquisition of the cinema leases, cinema interest and the related management rights is collectively referred to as the "City Cinemas Transaction".

     On April 5, 2000, the Consolidated Company sold a 50% membership interest in the Angelika Film Center LLC ("AFC") to National Auto Credit, Inc. ("NAC"). AFC is the owner of the NY Angelika. The 50% membership interest (the "Angelika Interest") was conveyed in exchange for 8,999,900 shares of the NAC Common Stock representing approximately 26% of the outstanding common stock of that company (calculated after the issuance of such shares), and 100 shares of Series A Preferred Stock of the NAC representing 100% of such class. NAC Common Stock, which is traded in the over-the-counter market, closed April 10, 2000 at $1-5/64. The Series A Preferred Stock has a liquidation preference of $1.50 per share, is convertible into the common stock of NAC on a share for share basis, is entitled to a dividend preference equal to any dividends declared on the NAC common stock (determined on a per share basis), and enjoys certain voting
rights.   As a consequence of the transfer, (a) AFC is now owned 50% by NAC,
33.33% by Reading, and 16.67% by Sutton Hill and (b) the Company and its affiliates own approximately 29% of the outstanding common stock of NAC.

     NAC is a publicly traded company whose shares are traded in the over-the-counter market. Historically, NAC has been in the business of originating, purchasing and servicing sub-prime loans secured by second hand automobiles. However, in the recent periods, NAC has sold substantially all of its inventory of loans, substantially reduced it's work force, and in essence, reduced its assets to cash and real estate. Reading is advised by NAC that it is considering investments in several industries, one of them being domestic cinema exhibition, and that the acquisition of the AFC Interest constituted a possible first step in what may be a substantially larger commitment to that industry. Accordingly, Reading has also granted to NAC two separate and independent options to acquire additional U.S. cinema assets of Reading.

     Under the first option (the "AFC Option"), NAC has the right to acquire the remaining 33.33% membership interest in AFC owned by the Company in exchange for an additional 6 million shares of NAC common stock, to the extent that authorized but unissued shares of HAC common stock are available for such purposes. To the extent that NAC has less than 6 million shares available for such purposes, NAC has the right to substitute cash for such shares at the rate of $1.50 per share to the extent necessary to make up for any such shortfall. The AFC option can be exercised through May 20, 2000. Following the exercise of the AFC option, the remaining 16.67% membership interest in AFC would continue to be owned by Sutton Hill, and the cinema would continue to be managed as part of the City Cinemas chain.

     Under the second option (the "City Cinemas Option"), NAC has the right to acquire the remainder of Reading's domestic assets for cash (including Reading's rights to the City Cinemas and if, NAC has not previously exercised the AFC Option, Reading's remaining interest in AFC). The City Cinemas Option can be exercised through June 5, 2000. Reading has received $500,000 in consideration of the grant of the City Cinemas Option. NAC has the right to extend the option for two 30-day periods, by payment of an additional $100,000 for each such 30-day extension.

     If NAC exercises the City Cinemas Option, it is required to give to Citadel a right to participate in the transaction on a 50/50 basis. The decision whether or not to proceed with either or the options described above rests with NAC and not with the Consolidated Company or Citadel. Such transactions are also subject to Hart Scott Rodino review and clearance. Accordingly, no assurances can be given that any further transactions will be effected between the companies.

     Reading is also in negotiations with Citadel to assign to it Reading's rights to City Cinemas Transaction and the OBI Transaction. The negotiations with respect to the acquisition of the City Cinemas Chain are, of course, subject to a determination by NAC not to exercise its rights under its City Cinemas Option. Citadel has advised Reading that it is interested in taking over the Reading's position under these agreements, if certain modifications to the transactions can be negotiated, and has delegated to a committee comprised of independent directors to review the transactions and to negotiate such modifications directly with Sutton Hill.

     The Consolidated Company has taken writedowns in the amount of $14,991,000 with respect to its Puerto Rico operations in 1999. These writedowns are primarily the result of the determination by the owners of the Plaza Las Americas in San Juan not to honor what Reading believes to have been a contractually binding obligation to lease to Reading a new state of the art cinema complex at the Plaza

Las Americas in the third quarter of 1999. The Plaza Las Americas is the largest shopping center in Puerto Rico. Reading currently leases an older eight-screen cinema at another location at the Plaza. The determination of the Plaza's owners to instead lease the new facility in the Plaza to Reading's principal competitor in Puerto Rico has eliminated the value of Reading's existing cinema in that shopping center, and will likely materially adversely effect the value of the remainder of the CineVista circuit. In the fourth quarter, the Consolidated Company further reduced the carrying value of the CineVista circuit to its estimated net realizable value based on Reading's decision to exit the Puerto Ricon market. Reading is currently reviewing its options with respect to Puerto Rico. Among those options may be litigation against the Plaza for breach of contract and against Reading's principal competitor in Puerto Rico which already controls over 80% of the box office in Puerto Rico) for violation of various anti-trust and unfair competition laws. Given the difficulties inherent in this type of litigation, no assurance of success can be given. Reading intends to endeavor to sell its Puerto Rico circuit, in order to free up further assets for deployment in Australia and New Zealand. No assurances can be given that these endeavors will be successful.

     In addition to its principal cinema and entertainment center development activities, Reading continues to wind up its historic railroad related activities, including the sale or other exploitation of its residual real estate interests, and to lease equipment to third parties. Reading also owns a fifty-acre property assemblage located in the greater Melbourne, Australia area. Originally acquired in 1996 as a potential entertainment site, the property is currently held for non-cinema development. Reading believes this site to be the largest site available for development in the greater Melbourne metropolitan area, and to have a value in excess of its book value. Reading is reviewing its alternatives with respect to this site.

     In recognition of the significant amount of capital required to compete in the cinema exhibition and real estate development businesses, and in furtherance of its plan to focus on the development of cinemas and cinema based entertainment centers, Reading completed an Australian dollar credit facility which provides for initial funding of up to $15 million in March 2000 and, under certain circumstances, up to $47.8 million, to provide funding for the construction of additional entertainment centers in Australia.

     Shares of REI's common stock, par value $.001 per share (the "Common Stock"), are quoted on the Nasdaq National Market ("NNM") and the Philadelphia Stock Exchange ("PHLX") under the symbol RDGE and RDE, respectively. Reading has filed an application with the Securities and Exchange Commission to withdraw its listing from the PHLX and anticipates its acceptance on or about April 21, 2000.

Description of Business
-----------------------

     Reading is primarily engaged in the development in Australia and New Zealand of cinema based entertainment centers and in the multiplex cinema exhibition business (focusing on the market for multiplex complexes featuring principally commercial film in, Australia and New Zealand and Puerto Rico, and featuring art, specialty and more sophisticated upper-end film product as well as commercial film product in the United States).

     While exceptions may be made from time to time with respect to certain well-situated cinemas with proven or projected draw as art and specialty houses, it is Reading's general intention to develop or acquire state-of-the-art multiplex venues. With respect to new cinema construction, it is Reading's intention to concentrate primarily upon a stadium seating format, and to feature wall-to-wall screens with state-of-the-art projection and sound. Reading's entertainment centers will typically be centered around a multiplex cinema, and feature complimentary retail and restaurant facilities and convenient parking all on land owned or controlled by Reading. Where possible, Reading prefers to own rather than lease properties.

     In the future, Reading intends to focus on the cinema and entertainment center market in Australia and New Zealand and to de-emphasize and ultimately to phase out the domestic and Puerto Rican cinema markets.

Reading Cinemas (Australia and New Zealand)
-------------------------------------------

     Reading currently operates ten cinemas, consisting of seventy-one screens, in Australia and holds a 50% joint venture interest in three cinemas, consisting of thirteen screens in New Zealand. Reading anticipates that it will open an additional cinema, consisting of ten screens in Australia during the remainder of 2000.

     Reading commenced activities in Australia in mid-1995, and conducts business in Australia through its wholly owned affiliate, Reading Entertainment Australia Pty Limited ("REA" and, collectively with its various subsidiaries, "Reading Australia"). Reading Australia is currently engaged in the development and operation of multiplex cinemas featuring conventional film product and the development of entertainment centers in Australia and New Zealand. Reading Australia's seventy-one screens are located in seven leased, one managed and two owned locations.

     Reading commenced operations in New Zealand in 1997 and currently conducts operations in New Zealand through its wholly owned affiliate, Reading New Zealand Limited (collectively with its various subsidiaries, "Reading New Zealand"). At the present time, all of Reading's cinema interests are held through a 50/50 joint venture with an experienced cinema operation. The joint venture currently operates three cinemas representing thirteen screens at two owned and one leased facility.

     Reading Australia and Reading New Zealand are also engaged in the development of entertainment centers which will typically consist of a multiplex cinema, complementary restaurant and retail facilities, and convenient parking, all on land owned or controlled by Reading. In December 1999, Reading opened the cinema portion of its first entertainment center in Australia. Located in Perth, the entertainment center includes a ten screen cinema and upon completion, approximately 17,000 square feet of retail space. Reading anticipates opening a second and substantially larger entertainment center in the third quarter of this year. That entertainment center, located in Sydney near the site of the Olympic Village, includes a ten-screen cinema and approximately 60,000 square feet of retail space. At the present time, Reading Australia owns or has development rights to own an additional three locations which it intends to use for entertainment center purposes. None of the properties under development currently produce material cash flow.

     Reading Australia also owns a 50% joint venture interest in an existing shopping center located on leased land in the Melbourne area of Victoria, which it acquired in anticipation of redevelopment as an entertainment center (the "Whitehorse Center"). In December 1998, that joint venture entered into an agreement to acquire the land underlying that center. Reading's joint venture partner has not proved to be the source of financial strength that was anticipated by Reading at the time it entered into the joint venture. Accordingly, Reading has advised its joint venture partner of its desire to sell the shopping center and the rights of the joint venture to acquire the land underlying the shopping center. While certain disputes exist between Reading and its joint venture partner, the joint venture has retained a broker to market the property and Reading's interest has been classified as "Held for sale" in the Consolidated Balance Sheet at December 31, 1999. While Reading remains interested in building a cinema at the shopping center, assuming that commercially reasonable terms can be negotiated with the purchaser of the center, no assurances can be given that Reading will be successful in developing a multiplex facility at that site. Accordingly, Reading no longer considers the Whitehorse Center to be a potential entertainment location.

     Reading New Zealand owns a 115,000 square foot site located in downtown Wellington, the capital and second largest city in New Zealand, and an 327,000 square foot nine story parking facility located adjacent to that property. Reading New Zealand has also purchased a 678,000 square foot site in a developing suburb of Auckland. Reading currently intends to develop these properties as entertainment centers.

     The six potential entertainment center sites described above (calculated exclusive of the Whitehorse Center) include the potential for the development of over sixty-four screens. Three of the projects have either entitlement as of right with respect to the construction of cinemas or otherwise currently hold government approvals for such use.

     Summarized below are the entertainment center projects currently open or under development by Reading Australia and Reading New Zealand:

           Site               Land Size      Approximate       Approximate       Estimated Development
           ----               in Square        Purchase       Cinema Size in     Size in Square Footage
                               Footage          Price          Square Feet          of Improvements
                               -------          -----          -----------          ---------------
Australia
Auburn, NSW                       522,720       $6,800,000       60,000                  210,000

Frankston, Victoria               227,750        N/A\1\          64,000                   94,000

Moonee Ponds, Victoria            129,949       $4,200,000       54,000                  103,000

Newmarket, Queensland             172,160       $4,500,000       49,000                  161,000


New Zealand

Wellington                        115,000       $3,300,000       77,000                  133,000

Takanini                          678,132       $3,200,000       41,000                   56,000


/1/ Under the applicable development agreement, Reading Australia is required to make certain infrastructure improvements which are estimated to cost approximately $4,000,000 in consideration of a grant to the underlying land.

     In addition to the above, Reading has accumulated, as the consequence of three separate acquisitions, a fifty-acre site in Burwood, Victoria. This site was originally acquired for development of a megaplex cinema. However, such use is currently prohibited as a consequence of an adverse land use determination, which negated certain permits for the construction of cinemas on the site which were in place at the time the properties were acquired by Reading Australia. Due to the size of the accumulation and its location at the demographic center of the greater Melbourne metropolitan area, Reading believes that the accumulation has value over and above its original purchase price and is currently reviewing its options as to potential development alternatives for the site.

     Two of Reading's cinemas, consisting of eleven screens, and located in country towns, are owned by Australia Country Cinemas Pty Limited ("ACC"), a company owned 75% by Reading Australia and 25% by a company owned by an individual familiar with the market for cinemas in country towns. ACC has a limited right of first refusal to develop any cinema sites identified by Reading Australia or such individual which are located in country towns.

     One of Reading's cinemas, a five-screen facility in Melbourne, is owned by a joint venture in which Reading has a 66.6% interest.

     Reading New Zealand has a 50% joint venture interest in a five screen multiplex cinema located in Whangaparoa, New Zealand, a four screen multiplex cinema located in Mission Bay, New Zealand, and a four screen cinema located in Takapuna. Reading New Zealand's partner in these ventures is an experienced cinema owner and operator. Two of the joint venture cinemas are fee properties and the third is leased.

     At the present time Reading's activities in Australia and New Zealand are in large part in the nature of speculative real estate development. While, in each case, Reading is its own anchor tenant, the success of the real estate aspects of Reading's business will depend upon a number of variables and are subject to a number of risks, some of which are outside of Reading's control. These variables and risks include, without limitation:

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

     . political risk, such as the possible change in mid-stream of existing zoning or development laws to accommodate competitive interests at Burwood; and

     . financing risks, such as the risk of investing U.S. dollars in Australia during times of currency exchange rate instability, and the difficulties of acquiring construction finance while the great majority of Reading's projects are developmental in nature.

     In light of these risks, no assurances can be given that Reading will be able to accomplish its business objectives in Australia and/or New Zealand. Furthermore, even if those objectives are eventually achieved, the realization of these objectives may require a longer period of time and a greater level of developmental costs than currently anticipated by Reading.

     Reading Australia's cinemas are managed by employees of Reading. Reading New Zealand's cinemas are operated by a joint venture partner.

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

     Although Australia is the sixth largest country in the world in land mass, it only has a population of approximately 19.2 million people. This population is concentrated in a few coastal urban areas, with approximately 4 million in the greater Sydney area, 3.4 million in the greater Melbourne area, 1.7 million in the Brisbane area, 1.1 million in Adelaide and 1.4 million in Perth. Australia is one of the richest countries in the world in terms of natural resources per capita and one of the most economically developed countries in the world, although vast areas of the interior, known as "the Outback," remain all but uninhabited. The principal language is English, and the largest part of the population traces its origin to Britain and Europe, although an increasing portion of the population has emigrated from the Far East. Australian taste in film has historically been similar to that of American audiences.

     Internal trade is dominated by the two most populous states, New South Wales (mainly Sydney) and Victoria (mainly Melbourne). Together these two states account for a majority of all wholesale trade and approximately 75% of all retail sales. At the present time, Australia's principal trading partners are the United States and Japan.

     Australia does not restrict the flow of currency into the country from the U.S. or out of Australia to the United States. Also, subject to certain review procedures, U.S. companies are typically permitted to operate businesses and to own real estate. On July 1, 2000, Australia will implement a goods and services tax ("GST") on all goods and services at a consistent rate of 10%. Reading currently believes that GST rules will allow it to pass 100% of such taxes through to the ultimate consumers of its goods and services, subject to market pricing restraints.

New Zealand
-----------

     New Zealand is a self-governing member of the Commonwealth of Nations. It is comprised of two large islands, and numerous small islands, with a total land area of approximately 104,500 square miles. The country has a population of approximately 3.6 million people, most of who are of European descent and the principal language is English. Wellington, with a population of approximately 350,000, is the capital and Auckland, with a population of approximately one million, the largest city. Most of the population lives in urban areas.

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

     Like Australia, New Zealand has a largely ceremonial governor-general, appointed by the Queen of England. However, the executive branch is run by a prime minister -- typically the leader of the majority party in Parliament -- and appointed ministers (typically chosen from the members of Parliament). The Parliament is elected by universal adult suffrage using a mixed member proportional system. Under this system, each voter casts two votes at the federal level, one for a local representative and one for a party. Fifty percent of the 120 seats in Parliament are determined by the direct election of local representatives, and the remaining fifty percent are elected based upon the number of votes garnered by the parties. The Prime Minister and his cabinet serve so long as they retain the confidence of the Parliament.

     With the exception of special excise taxes on tobacco, liquor, petroleum products and motor the only general sales tax is a Goods and Services Tax ("GST") imposed on all such services at the consistent rate of 12.5%. In effect, by a series of refunds, GST is only paid by the end-user of the goods or services in question. Resident companies pay income tax at a rate of 33%, however, dividend imputation credits generally prevent double taxation of company profits. There are no restrictions on repatriation of capital or profits, but some payments to overseas parties are subject to withholding tax. There is no Capital Gains Tax, and there are tax treaties with many countries, including the United States.

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

     Competition:  The principal exhibitors in Australia and New Zealand include
     -----------
Village Roadshow Limited ("Village") with approximately 419 screens in Australia and 85 in New Zealand, Greater Union and affiliates with approximately 328 screens in Australia and Hoyts Cinemas ("Hoyts") with approximately 242 screens in Australia and 92 in New Zealand. Independents, as a group, operate approximately 560 screens in Australia and 130 in New Zealand. The film exhibition business in Australia and New Zealand is concentrated and, to a certain extent, vertically integrated.

     Greater Union is the owner of Birch Carroll & Coyle and a part owner of Village. All new multiplex cinema projects announced by Village are being jointly developed by Greater Union, Village, and Warner Bros. Hoyts has announced plans to add approximately 168 new multiplex screens in Australia by 2003 with 61 currently under construction.

     These companies have substantial capital resources. Village had a publicly reported consolidated net worth of approximately A$900 million at June 30, 1999. The Greater Union organization does not separately publish financial reports, but its parent, Amalgamated Holdings, had a publicly reported consolidated net worth of approximately A$300 million at June 30, 1999. Hoyts Cinemas does not separately publish financial reports as it has been acquired by a major Australian media and entertainment company, Consolidated Press Holdings.

     The industry is somewhat vertically integrated in that Village also serves as a distributor of film in Australia and New Zealand for Warner Bros. and New Line. Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow Film Distributors. Roadshow Film Distributors is owned equally by Village and Greater Union.

     In the view of Reading, the principal competitive restraint on the development of its business in Australia and New Zealand is the availability of sites. Reading's principal competitors and certain major commercial landlords are currently attempting to use the historical course of land use development in Australia to prevent the construction of freestanding cinemas in new entertainment oriented complexes, particularly where those complexes are located outside of an established central business district or shopping center development. Competitors or shopping center landlords typically contest the suitability of Reading's projects, resulting in appeals to applicable land tribunals and delays in development. In the case of Reading's fifty acre site at Burwood, the Minister for Planning and Local Government preempted local zoning authorities to prohibit Reading's intended development of a twenty-five screen cinema complex, which would have competed with complexes owned by the principal theater operators in Australia and located in shopping centers owned by some of the principal retail landlords in Australia.

     As reported in a recent documentary news presentation by the Australian television network nine, this decision by the minister followed a record breaking cash contribution by Village Roadshow to that minister's political party. According to other published reports, the amount of that contribution was in the range of A$800,000.

     In light of recently published revelations about the extent to which major shopping center interests such as Westfields and major film exhibition companies, such as Village, have been willing to go to block competitive developments, Reading is hopeful that the use of these types of tactics will be reduced in Australia. Recently, for example, all opposition to Reading's project at Whitehorse Plaza, Box Hill was dropped. However, it is clear that the opposition of entrenched interests such as Westfields and Village have substantially delayed and otherwise adversely effected Reading's endeavors to become the largest independent cinema exhibitor in Australia and New Zealand.

     Reading generally has not encountered problems in obtaining access to first run film product in Australia or New Zealand. However, Reading has encountered some difficulty where it has attempted to take on the established competitors in the central business district of Sydney. As the theatre involved is one managed, as opposed to leased or owned, by Reading, this difficulty has not been material to the business or operations of Reading. However, Reading has retained counsel experienced in trade practice matters, and intends to vigorously contest the current division of product by the majors in the downtown Sydney market.

     In New Zealand, Village and Hoyts have announced a merger, which would result in a new entity controlling over 80% of the cinema box office in New Zealand. That merger is being opposed by the New Zealand Commerce Commission, the government agency responsible for the enforcement of New Zealand's anti-trust laws. The Commerce Commission has sued to prevent the merger, and it is anticipated that that case will go to trial later this year. While no assurances can be given, representatives of the Commerce Commission have advised Reading that the Commission is confident that it will be able to prevent the merger.

     Currency Risk:  Generally speaking, Reading does not engage in currency
     -------------
hedging. Reading presently intends, to the fullest extent possible, to operate each of its Australian and New Zealand operations on a self-funding basis. The book value, stated in US dollars, of the Consolidated Company's net assets (assets less third party liabilities and minority interests) in Australia and New Zealand, are as follows:

                                    Net Assets
                             ----------------------
Reading Australia                       $66,445,000
Reading New Zealand                      14,007,000
                             ----------------------
                                        $80,452,000
                             ======================

     Reading believes that its asset base in Australia should provide a sufficient capital base to support the borrowings needed to complete the cinema and entertainment center projects contemplated for at least 2000. Reading has put into place an Australia credit facility sufficient to permit the build out of its Auburn Project in Sydney. That project is scheduled for completion in the third quarter of this year. Subject to the syndication of the credit facility, that credit facility will also provide the funds required by Reading to complete the construction of at least one additional entertainment center and one additional cinema complex in Australia.

     With respect to New Zealand, Reading likewise believes that its assets in New Zealand, should provide a sufficient capital base to support the borrowings needed to complete the currently contemplated entertainment center in downtown Wellington and, possibly, its suburban Auckland Project. Reading is in discussion with several New Zealand based lenders with regard to a New Zealand credit facility sufficient to cover all of the costs of developing the downtown Wellington site. It is currently contemplated that the Wellington project will break ground in the second quarter of this year, depending upon the pace of Reading's pre-leasing activities.

     At the present time, the Australian and New Zealand dollars are trading at the lower end of their historic range vis-a-vis the US dollar. Set forth below is a chart of the exchange ratios between these three currencies over the past twenty-five years.


       Date  $US/AUS$  $US/NZ$          Date  $US/AUS$  $US/NZ$
       ------------------------         ------------------------
       1975   $1.2545  $1.0385          1987   $0.7220  $0.6602
       1976   $1.0890  $0.9450          1988   $0.8535  $0.6290
       1977   $1.1380  $1.0160          1989   $0.7893  $0.5937
       1978   $1.1500  $1.0640          1990   $0.7720  $0.5865
       1979   $1.1057  $0.9830          1991   $0.7593  $0.5403
       1980   $1.1814  $0.9618          1992   $0.6890  $0.5135
       1981   $1.1280  $0.8230          1993   $0.6783  $0.5590
       1982   $0.9800  $0.7325          1994   $0.7753  $0.6402
       1983   $0.8965  $0.6545          1995   $0.7432  $0.6537
       1984   $0.8250  $0.4755          1996   $0.7944  $0.7065
       1985   $0.6818  $0.5005          1997   $0.6515  $0.5803
       1986   $0.6653  $0.5305          1998   $0.6123  $0.5270
                                        1999   $0.6560  $0.5234

     Seasonality:  Major films are generally released to coincide with the
     -----------
school holiday trading periods, particularly the summer holidays. Accordingly, Reading Australia and Reading New Zealand record greater revenues and earnings during the first half of the calendar year.

     Employees:  Reading Australia has twenty-three full time executive and
     ---------
administrative employees and approximately 350 theater employees. Reading New Zealand currently has no employees. Reading believes its relations with its employees to be good.

Puerto Rico (CineVista)
-----------------------

     Acquired in 1994, CineVista currently operates fifty-six screens in eight leased facilities in Puerto Rico. During 1999, Reading opened a new twelve-screen complex of the Plaza Carolina, a regional shopping center in the San Juan area. Reading does not presently anticipate further expansion of this circuit, and would like to exit this market if a suitable buyer can be found.

     In Puerto Rico, Reading has determined to concentrate on multiplex cinemas located on leasehold properties, and the exhibition of conventional film product. Generally speaking, Reading's current and future developments are being constructed in existing malls with proven foot traffic and self-contained parking. All of CineVista's theaters are modern multi-screen facilities.

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

     During the last five years, Puerto Rico has undergone significant retail shopping center development. During this period, the number of multiplex theaters has increased substantially. Reading's principal competitor, Caribbean Cinemas, a privately-owned company, has opened six complexes adding approximately eighty-two screens since the beginning of 1996, and is believed to have at least thirty screens at three locations under development. These new screens have adversely affected Reading's current operations, reducing Reading's market share from approximately 34% in 1995 to approximately 20% percent in 1999. Reading believes that the Puerto Rico market is substantially built out, and that there will be few if any opportunities in the near to medium term that would be attractive to Reading.

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

     Screen advertising revenues contribute approximately 5% of total revenues. CineVista has agreements with a major soft-drink bottler and an independent advertising production company to show advertisements on theater screens prior to feature film showings. Other sources of revenue include revenues from theater rentals for meetings, conferences, special film exhibitions and vending machine receipts or rentals.

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

     CineVista licenses film from substantially all of the major United States studios and is not dependent upon any one film distributor for all of its product. However, in the event Reading was unable to license film from a major studio, such lack of supply could have a material effect upon CineVista's business. CineVista believes that the popularity of the Puerto Rico exhibition market and Puerto Rico rules governing film licensing make such a situation unlikely. In 1999, films licensed from CineVista's nine largest film suppliers accounted for approximately 90% of CineVista's box office revenues.

     Competition:  Reading believes there are approximately thirty-one first-run
     -----------
movie theaters in daily operation with approximately 220 screens in Puerto Rico. Based upon number of screens, box office revenues and number of theaters, CineVista is the second largest exhibitor in Puerto Rico, with the two largest exhibitors accounting for over 99% of the box office revenues recorded in 1999, measured by theaters in daily operation. Competition among the theater exhibitors exists not only for theater patrons within certain geographic areas, but also for the licensing of films and the development of new theater sites. The number of sites suitable for multiplex cinemas is limited. CineVista's principal competitor is expected to continue to open theaters competitive with those of CineVista's.

     Since the beginning of 1996, Reading's principal competitor has opened 4 complexes in the San Juan metropolitan area, adding sixty-four screens, all of which are competitive with Reading's theaters, and which have attracted business that would otherwise have gone to theaters owned by CineVista. This competitor has at least one additional competitive theater under development which is expected to add thirteen screens to the San Juan market. Since 1994, this competitor's share of the Puerto Rico box office has increased from 48% to 80%.

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

     Reading's principal competitor appears to have adopted a strategy of market dominance, building cinemas in areas which are, in the view of Reading, already over screened, and offering rents which, again in the view of Reading, do not provide for an adequate return on capital for the cinema operator.

     In 1999, the owner of the Plaza Las Americas and this competitor entered into a lease with respect to the development of a new state of the art cinema complex in that shopping center. With the opening of this new cinema in late 2000 or early 2001, it is likely that with the opening of this complex this competitor's market shares in Puerto Rico will increase to over 90%. Reading believes that this action was in violation of agreements reached between it and the owner of the Plaza, and was an exercise of monopoly power by the Plaza and this competitor. Reading presently intends to pursue these claims as this action on the part of the Plaza and this competitor has eliminated value of Reading's existing eight-screen cinema at the Plaza. In 1999, the Plaza cinema complex accounted for approximately 42% of the gross box office revenues of CinaVista.

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

     Employees:  CineVista has approximately 180 employees in Puerto Rico,
     ---------
twelve of whom are employed under the terms of a collective bargaining agreement. The collective bargaining agreement expires in May 2000. Reading believes its relations with its employees in Puerto Rico to be good.

Domestic Cinemas
----------------

     Reading has focused its domestic cinema activities on the art and specialty film exhibition market, and the selective acquisition and/or development of conventional commercial cinemas. At December 31, 1999, Reading operated six domestic cinemas with forty-two screens. Reading has entered into agreements to lease or manage an additional eight domestic locations with a total of forty-two screens. However, in light of Reading's decision to concentrate its future activities on the Australian and New Zealand markets, Reading has entered into negotiations with NAC and Citadel to sell the remainder of Reading's domestic cinema assets as previously discussed.

     Reading's first domestic art theater was acquired in August 1996. This cinema, known as The Angelika Film Center (the "NY Angelika"), is a six screen multiplex theater located in the Soho district of New York City, and was acquired by Reading and Sutton Hill Associates ("Sutton Hill") through a newly formed limited liability company, Angelika Film Centers LLC ("AFC"). Reading contributed 83.3% of the capital of AFC and Sutton Hill contributed the remaining 16.7%. The theater is held under a long-term lease with a remaining term of approximately twenty-six years. On April 5, 2000, Reading sold a 50% interest in AFC to NAC for common and preferred stock of NAC (This transaction is described in greater detail above in Item 1.)

     In 1997 Reading opened an eight screen, 31,700 square foot art and specialty cinema and cafe facility at the Bayou Place entertainment center in Houston, Texas and acquired an existing five screen, 18,100 square foot facility in Minneapolis, the former featuring art and specialty film product and the later commercial film product. In 1998, Reading commenced operation of a three screen, 18,000 square foot facility in Sacramento, California. In 1999, Reading opened a new 46,000 square foot twelve screen complex in Manville, New Jersey for the exhibition of conventional film product and leased a 27,400 square foot eight screen complex in Buffalo, New York for use as an art cinema.

     City Cinemas Corporation ("City Cinemas"), an affiliate of Sutton Hill, manages AFC and Reading's Minneapolis and Houston cinemas. Reading manages directly its Sacramento, Manville and Buffalo operations.

     Licensing/Pricing:  Art and specialty films are available from many sources
     -----------------
ranging from the divisions of the larger film distributors specializing in the distribution of specialty films to individuals that have acquired domestic rights to one film. Generally, film payment terms are based upon an agreed upon percentage of box office receipts.

     Competition:  In most markets, art and specialty film is generally
     -----------
exhibited at older independently owned one and two screen theater complexes.
Few such independent exhibitors operate cinemas in more than one metropolitan area. Reading believes that the exhibition of first run art and specialty films has historically been and in significant part continues to be a niche business, in some ways distinct from the business of exhibiting bigger budget wide release films. At the present time there exists one national chain specializing in art and specialty film which circuit operates approximately 150 specialty screens in approximately over fifty locations, principally in California and Washington. Many larger cities have smaller chains which operate one to five locations. One major commercial cinema circuit has formed a joint venture which is developing cinemas specializing in the exhibition of independent film.

     The cinema industry is currently in a state of significant change, as illustrated by the significant number of multiplex and megaplex theaters which have been constructed or announced in recent periods. This proliferation of screens has increased the appetite of the conventional multiplex operators for art and specialty product, bringing them into direct competition with art and specialty cinema operators. Often, these conventional multiplex operators are able to offer better facilities and better terms than are the smaller, less well-capitalized art and specialty operators. The availability of screens on a national scale from the larger conventional multiplex operators has also effected release patterns. Popular art and specialty films such as Shakespeare in Love and The Blair Witch Project which might have had significant exclusive or near exclusive runs in the art cinemas, are now offered in general release immediately upon establishing themselves as potentially high grossing films. Other films, such as Cider House Rules and The Talented Mr. Ripley, have gone immediately into general release, with 1,600 to 2,000 copies of these films being offered for initial release, as opposed to the between 800 to 1,000 copies which would typically be prepared for an art film release.

     Due to the relatively small scale of Reading's current US operations and the geographical dispersion of its Domestic cinemas, Reading may have difficulty securing certain film product due to competitive pressures of larger domestic cinema chains or more regionally concentrated exhibitors, and faces competition for sites from much larger and better-known competitors.

     Seasonality:  The exhibition of art and specialty film, while still
     -----------
somewhat seasonal in nature, is less so than the film exhibition business generally. Art and specialty films tend to be released more evenly over the course of the year and, if successful, to enjoy a longer run than wide release films. The popularity of art and specialty film has increased significantly in recent years, grossing domestically approximately $112,000,000, $244,000,000, $372,000,000, $355,000,000, $500,000,000, $525,000,000, $545,000,000 and
approximately $550,000,000 in 1992 through 1999, respectively (based upon management estimates).

     Employees:  At December 31, 1999 approximately 275 cinema employees were
     ---------
employed by City Cinemas to operate Reading's domestic cinemas including forty employees employed under the terms of two collective bargaining agreements one of which expires in December 2001 and the other of which has been extended on a month-to-month basis for two years. Reading has approximately seventy-five direct cinema employees approximately forty employees at RGT and eighteen executive and administrative staff which, while located in the United States, provide service with respect to all of Reading's operations.

     Reading is currently in the process of consolidating its general and administrative functions to Los Angeles, California, and closing down its executive headquarters in Philadelphia, Pennsylvania. The executive offices of Craig Corporation ("Craig) and Citadel Holding Corporation ("Citadel") are located in Los Angeles and it is anticipated that certain economies can be achieved if the general and administrative functions of these three companies are consolidated. Accordingly, on a going forward basis, the general and administrative functions of Craig, Reading, and Citadel will be performed principally by employees of Craig. The cost of such functions will be shared on an appropriate basis between the three companies. As the relative general and administrative demands of the three companies will likely vary from year to year, it is currently expected that this allocation will be reviewed by the management on a periodic basis, as deemed appropriate. Reading believes its relationship with its employees to be good.



ITEM 2.   PROPERTIES

Craig Properties

     Although the ownership of real estate is an important element of the business of Reading and Citadel, the Company does not directly own any real estate other than a condominium property in a high rise residential building located in Hollywood, California, which the Company uses as executive offices that is available to the directors of the Company while they are in Los Angeles. The Company has a lease expiring in 2001 for approximately 5,000 square foot of office space in a Downtown Los Angeles high rise, which it uses as its principal executive offices and shares with Citadel, and is the guarantor of approximately 3,500 square feet of leased space utilized by HSH for its prototype store. The HSH lease provides for basic and percentage rent and has a term ending in 2006. The Company has not guaranteed any of the leasehold or other obligations of any of its affiliates.

Reading Properties

Executive and Administrative Offices
------------------------------------

     Reading leases approximately 25,000 square feet of office space in Philadelphia, Manhattan and Los Angeles in the United States, Melbourne and Sydney, in Australia and in San Juan, Puerto Rico. The space is typically held under lease having remaining terms of less than three years.

Entertainment Properties
------------------------

     Leasehold Interests
     -------------------

     Reading currently leases approximately 600,000 square feet of completed theater space in Australia, the United States, and Puerto Rico as follows:

                                           Approximate
                                      ---------------------
                          Aggregate      Range of Terms
                            Square    ---------------------
                           Footage    (including renewals)
                           --------   ---------------------
Australia                   233,000   29-40 years
---------                   -------   -----------
United States               160,000   10-40 years
-------------               -------   -----------
Puerto Rico                 204,000   13-40 years
-----------                 -------   -----------

     In addition, Reading has signed leases or agreements to lease with respect to additional to-be-built theater space of approximately 88,000 square feet in Australia and 30,000 square feet in the U.S.

     Fee Interests
     -------------

     In Australia, Reading currently owns approximately, 930,000 square feet of land at five locations. Substantially all of this land is located in the urban areas of Brisbane, Melbourne and Sydney.

     In New Zealand, Reading owns a 115,000 square foot site and an adjacent 372,000 square foot nine story parking structure in the heart of Wellington (the capital of New Zealand) and a 678,100 square foot parcel in Takanini (a suburb of Auckland), both of which it intends to develop as entertainment centers, subject to obtaining the necessary land use approvals.

     In the United States, Reading owns the fee interest in the Royal George Theatre, a 30,000 square foot, four auditorium live theater office and restaurant complex located in Chicago, Illinois. Also, Reading has an Agreement in Principle to acquire (i) the fee interests in the Minetta Lane and Orpheum Theatres in Manhattan, New York and (ii) the option to acquire the fee interests underlying the Sutton and Murray Hill Cinemas also in Manhattan. Reading anticipates selling the Royal George Theatre in 2000 and is currently in negotiation with NAC and Citadel.

     Joint Venture Interests
     -----------------------

     Reading Australia owns a 50% joint venture interest in a shopping center located on leased land in the Melbourne area of Victoria. and a 66% joint venture interest in a leased five screen multiplex cinema in Melbourne. In December 1998, the shopping center joint venture entered into an agreement giving to it the right, subject to certain conditions, to acquire the land underlying the shopping center property. The joint venture's rights to acquire such fee interest is subject to the completion of certain improvements to that shopping center. Certain disputes have arisen with Reading's joint venture partner with respect to the development of the shopping center, and the joint venture has retained a broker to market the property.

     In New Zealand, Reading has 50% tenant in common interests in three pieces of real property, totaling approximately 87,100 square feet. Two of these parcels are improved with cinema/restaurant complexes. The third is improved with a new multiplex cinemas.

Non-Entertainment Properties
----------------------------

     Center City Philadelphia Properties
     -----------------------------------

     Reading's properties in center city Philadelphia, all of which are owned in fee, consist of several parcels of land aggregating approximately .67 acres located near or adjacent to the site of the Convention Center which are currently leased to a parking lot operator; the Viaduct north of Vine Street to Fairmount Avenue and adjacent parcels, comprising approximately 6.75 acres; and properties owned by certain partnerships described below in which Reading has interests.

     Domestic Partnership Properties
     -------------------------------
     S.R. Developers: A subsidiary of Reading is a general partner in S.R. Developers, a partnership which owns one property in center city Philadelphia.

     Parametric Garage Associates: A subsidiary of Reading is a general partner in Parametric Garage Associates, a partnership which owns the 750-car Gallery II Parking Garage (the "Garage"). The Garage is adjacent to the Pennsylvania Convention Center Complex. Reading has primary responsibility for the leasing and management of 19,000 gross rentable square feet of retail space on the ground level of the Garage. Reading does not believe that its general partnership interest has any value.

     Other Domestic Non-Entertainment Real Estate
     --------------------------------------------

     When Reading's railroad assets were conveyed to Conrail, Reading retained fee ownership of approximately 700 parcels and rights-of-way located throughout Pennsylvania, Delaware, and New Jersey. Approximately fifteen parcels and rights-of-way located outside of center city Philadelphia are still owned by Reading. The parcels consist primarily of vacant land and buildings, some of which are leased.

     Reading Australia
     -----------------

     In December 1995, Reading Australia acquired a fifty-acre site in a suburban area outside of Melbourne. Reading Australia had intended to build a multiplex theater on this site but the Minister for Planning and Local Government has intervened to negate certain permits which were in place at the time the land was acquired. Reading believes that the site has value as an assemblage for other uses, even if it is unable to develop the site as a theater.

ITEM 3.   LEGAL PROCEEDINGS

Craig Legal Proceeding

     The Company has been named in certain litigation resulting from the Stock Transactions in October 1996. That litigation is described separately below under the heading "Certain Shareholder Litigation."

Reading Legal Proceedings

Certain Shareholder Litigation
------------------------------

     In September 1996, the holder of fifty shares of Common Stock commenced a purported class action on behalf of Reading's minority shareholders owning Reading Company Class A Common Stock in the Philadelphia County Court of Common Pleas relating to the Reorganization and Stock Transactions. The complaint in the action (the "Complaint") named Reading, Craig, two former directors of Reading and all of the them current directors of Reading (other than Gregory R. Brundage and Robert F. Smerling) as defendants. The Complaint alleged, among other things, that the Independent Committee (set up to review the transactions), and the current and former directors of Reading breached their fiduciary duty to the minority shareholders in the review and negotiation of the 96 Reorganization and Stock Transactions and that none of the directors of Reading were independent and that they all were controlled by James J. Cotter, Craig or those controlled by them. The Complaint also alleged, in part, that the defendants failed to disclose the full future earnings potential of Reading and that Craig would benefit unjustly by having its credit rating upgraded and its balance sheet bolstered and that the value of the minority shareholders' interest in Reading was diluted by the transactions.

     In November 1996, plaintiffs filed an Amended Complaint against all of Reading's present directors, its two former directors and Craig. The Amended Complaint does not name Reading as a defendant. The Amended Complaint essentially restates all of the allegations contained in the Complaint and contends that the named defendant directors and Craig breached their fiduciary duties to the alleged class. The Amended Complaint seeks unspecified damages on behalf of the alleged class and attorneys' and experts' fees. On December 9, 1997, the Court certified the case as a Class Action and approved the plaintiff as Class Representative.

     On April 24, 1997, plaintiff filed a purported derivative action against the same defendants. This action included claims substantially similar to those asserted in the class action and also alleged waste of tax benefits relating to Reading's historic railroad operating losses. Reading moved to dismiss this case for failure by the plaintiff to comply with the mandated procedures for bringing such an action. On January 23, 1998, the Court dismissed the derivative action. The dismissal of the derivative action does not affect the class action case, nor does it preclude reassertion to the claims contained in the derivative action.

     On September 28, 1998, the defendants filed a motion for summary judgment. In February 2000 the court granted summary judgment against the Plaintiff and in favor of all of the Defendant directors. Craig was not dismissed, however, the Court has agreed to reconsider Craig's motion in light of its decision to dismiss the claims against all of the defendant Directors. The plaintiff has not elected to seek any rehearing or interlocutory appeal of the trial court's decision to dismiss the defendant directors.

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

     Other Claims
     ------------

     Reading is not a party to any other pending legal proceedings or environmental action which management believes could have a material adverse effect on its financial position. While the City of Philadelphia has asserted that Reading's share of any environmental clean up costs related to its North Viaduct Property would be in the range of $3.5 million, Reading does not believe that it has any current obligation to commence such remediation.

Other Claims
------------

  Reading and Craig are not a party to any other pending legal proceedings or environmental actions which management believes could have a material adverse effect on its financial position.



ITEM 4.   SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

     At the Company's 1999 Annual Meeting of Shareholders held on December 17, 1999, shareholders elected the Company's directors and approved the proposed merger between the Company and Craig Holding Corporation, a Nevada Corporation. The results of the votes were as follows:

Election of Directors                        For                      Withheld
---------------------                        ---                      --------
James J. Cotter                         91,825,382                  6,199,426
S. Craig Tompkins                       91,199,547                  6,825,261
Margaret Cotter                         91,822,382                  6,202,426
William D. Gould                        91,834,582                  6,190,226
Gerald P. Laheney                       91,825,382                  6,199,426

Proposed Merger                           For                     Against               Abstain/No-Vote
---------------                           ---                     -------               ---------------
Common stock                           73,142,820                9,952,650                8,739,300
Class A Preference                      3,325,151                  897,546                1,967,341

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

     The Common Stock and the Class A Common Preference Stock of the Company are traded on the New York and Pacific Stock Exchanges. Set forth below are quarterly high and low closing prices on the NYSE for the following periods:

                                  Class A Common
                                  Preference Stock     Common Stock
                                  ----------------     ------------

                                   High       Low      High      Low
                                  -------   -------   -------   ------
Year Ended December 31, 1999
  Quarter Ended:
     December 31, 1999              6 5/16   5 3/16    6 3/4    5 3/4
     September 30, 1999             7 1/4    6 3/16    7 3/8    6 5/8
     June 30, 1999                  7 5/8    6 11/16   8 1/4    6 5/8
     March 31, 1999                 7 7/8    6 5/16    8 1/16   7

Year Ended December 31, 1998
  Quarter Ended:
     December 31, 1998              8  1/2    6 5/8    9        7 1/16
     September 30, 1998             11 3/16   7 7/16   11 7/16  7 9/16
     June 30, 1998                  13 1/2    10 7/16  13 7/8   10 3/4
     March 31, 1998                 11 7/16   9 1/16   12 5/16  9

     The approximate number of holders of record of the Company's Common Stock and Class A Common Preference Stock as of March 31, 2000 was 704 and 692, respectively. On March 31, 2000, the high, low and closing prices of the Company's Common Stock was as follows:

                       Common   Class A
                       ------   -------

          High         $5 1/8   $ 4 7/8
          Low          $    5   $     4
          Closing      $5 1/8   $4 7/16

     On December 15, 1997, the Board of Directors declared a stock distribution of one share of Class A Common Preference Stock to all shareholders of the Common Stock (3,762,912 shares) and the Class A Common Preference Stock (1,622,000 shares) of record on January 5, 1998. The share prices for the first quarter of 1998 included in the table have been adjusted to reflect the pro forma impact on the historical market prices of the Common Stock and Class A Common Preference Stock resulting from such Class A Common Preference Stock distribution on February 1998 as if the distribution was a stock split.

     No cash dividends were declared or paid on the Company's Common Stock or Class A Common Preference Stock during the fiscal years ended December 31, 1999 and 1998. It is the current intention of the Board of Directors not to declare cash dividends, due to the Company's intention to use its excess cash in connection with the operation of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain historical consolidated financial information for the Company. This table is based on, and should be read in conjunction with, the Consolidated Financial Statements included elsewhere herein and the related notes thereto.

                                                                                                         Three
                                                                                                         Month              Year
                                                                   Year Ended                             Ended             Ended
                                                                  December 31,                           Dec. 31,          Sept. 30,
                                         ------------------------------------------------------------   ---------         ---------
                                            1999           1998             1997             1996          1995             1995
                                            ----           ----             ----             ----          ----             ----
                                                                      (in thousands, except per share information)
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                    $ 38,488         $33,929         $32,466         $27,865         $2,288         $ 6,182

Net income (loss)
 applicable to common
 shareholders                               $(15,808)        $  (854)        $ 2,851         $42,552         $  850         $ 3,458

===================================================================================================================================
Basic earnings (loss)
 per share                                  $  (1.49)        $ (0.08)        $  0.26         $  3.78         $ 0.07         $  0.29

Diluted earnings
 (loss) per share                           $  (1.49)        $ (0.08)         $  0.26        $  3.76         $ 0.07         $  0.29
===================================================================================================================================
                                                                                                                    As of Year
                                                                 As of                                              Ended Sept.
                                                              December 31,                                               30,
                             ---------------------------------------------------------------------------------------------------
                                   1999                 1998                1997                 1996                 1995
                             ---------------      ---------------      ---------------      ---------------      ---------------
Total Assets                    $148,006             $164,591              $167,125             $165,968             $84,669
Long term debt                  $  1,035             $    920              $  1,609             $  1,016                  --

Redeemable preferred
 stock                          $  7,000             $  7,000              $  7,000             $  7,000                  --

Shareholders' equity            $ 80,603             $ 95,342              $ 98,239             $ 99,829             $63,891
===================================================================================================================================

     In 1996, the Company changed its fiscal year end from September 30 to December 31, and accordingly, the previously issued Consolidated Financial Statements reported the results of operations, cash flows and the statements of stockholders' equity the three months ended December 31, 1995 and the years ended September 30, 1995 and 1994. In addition, Fiscal 1999, 1998, 1997 and 1996 assets and revenues are not comparable to previous periods due to the Company's additional purchases of REI stock (See, "Stock Transactions"), which resulted in REI being included in the Consolidated Financial Statements in Fiscal 1999, 1998, 1997 and 1996 on a consolidated basis as compared to the equity method of accounting in previous periods.

     Fiscal 1999 results include the asset impairment write down of $17,319,000 and restructuring charge of $889,000 (See Footnote 5 to the Consolidated Financial Statements included elsewhere herein).

     Fiscal 1998 includes the results of three new cinemas which were opened during the year. Fiscal 1997 and 1996 includes a gain of approximately $2,002,000 and $58,978,000, respectively, from the conversion/redemption of the Company's common stock holdings in Stater to Preferred Stock (see Footnote 9 to the Consolidated Financial Statements included elsewhere herein). In addition, Fiscal 1997 includes the results of five new cinemas which opened during the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following review should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document. Historical results and percentage of ownership of affiliated companies are not necessarily indicative of operating results for any future period.

General
-------

     The Company is in the business of identifying, acquiring, owning, and strategically managing controlling interests in other operating companies. At December 31, 1999, the Company's consolidated total assets of $148,006,000 and net loss applicable to common shareholders of $(15,808,000) were principally derived from its holdings in Reading Entertainment, Inc. ("REI" and collectively with its subsidiaries, "Reading").

     At December 31, 1999, the Company owned REI common stock and REI Series B preferred stock representing approximately 78% of the voting power of that company, and 1,096,106 shares of Citadel common stock, which, together with the 2,113,173 shares of Citadel common stock held by Reading, represented approximately 48% of the outstanding common stock of Citadel. As used in this
Item 7, the term the "Consolidated Company" is used to describe, for accounting purposes, the Company reporting on a consolidated basis its ownership interest in REI (and collectively with its subsidiaries, "Reading"). The Company is not consolidated with Reading for federal income tax purposes, does not have common financing with Reading, does not guarantee the obligations of Reading, and historically has maintained separate offices from Reading.

     Reading is principally in the business of developing and operating multiplex cinemas in Australia, New Zealand, the United States and Puerto Rico, and in developing cinema based entertainment centers in Australia and New Zealand. During 1998 and 1999, Reading has invested substantially all of its liquid assets in cinemas and in land held for development as entertainment centers, principally in the Australian and New Zealand markets. In 1998 and 1999, Reading opened or acquired, directly or indirectly through joint ventures, 29 screens and 78 screens (after consideration of 5 closed screens), respectively. Currently, Reading has, directly or through joint ventures, 71 screens in 10 cinema complexes in Australia, 13 screens in 3 cinema complexes in New Zealand, 56 screens in 8 cinema complexes in Puerto Rico and 42 screens in 6 cinema complexes in the United States.

     Since most of the screens added in 1999 were opened late in the year, neither their revenues nor expenses are fully reflected in the Company's 1999 results of operations. Also, it is anticipated that the costs of operation for these new cinemas will be higher during their initial operation than on a normalized basis, due to the higher staffing and advertising costs typically associated with a new cinema.

     Going forward, Reading has determined to focus its efforts on the Australian and New Zealand markets. Reading opened an 8-screen complex in Australia in March 2000 and anticipates opening an additional 10-screen complex in Australia in the third quarter of 2000. At the present time, there are no plans to expand the Puerto Rican circuit and plans to open only a single additional cinema in the United States in 2000. Ultimately, Reading intends to phase out of the exhibition business domestically and in Puerto Rico.

     In 1999, the Consolidated Company incurred an asset impairment write down totaling approximately $17,319,000. Of this amount, approximately $14,991,000 related to the impairment of Reading's domestic and Puerto Rican cinema assets. The impairment write down related to Puerto Rico of $14,853,000 was principally the result of the anticipated opening of a new 13-screen cinemas at the Plaza Las Americas by the dominant exhibiter in the Puerto Rican market, in direct competition with the 8-screen cinema currently operated by Reading in that same shopping center. Then in the fourth quarter of 1999, Reading took additional write downs in order to reduce the carrying value of CineVista circuit to its estimated net realizable value based on Reading's decision to exit the Puerto Rican market. The asset impairment write down with respect to Reading's domestic cinema operations relates to the impairment of a single cinema that has fallen victim to overbuilding by competitors. In addition, Reading has written off the residual value of certain computer equipment held for lease amounting to approximately $2,125,000.

     Also in 1999, Reading has recorded approximately $889,000 in restructuring charges. Reading is currently in the process of consolidating its general and administrative functions to Los Angeles, California, and closing down its executive headquarters in Philadelphia, Pennsylvania. The executive offices of Craig Corporation ("Craig) and Citadel Holding Corporation ("Citadel") are located in Los Angeles and it is anticipated that certain economies can be achieved if the general and administrative functions of these three companies are consolidated. Accordingly, on a going forward basis, the general and administrative functions of Craig, Reading, and Citadel will be performed principally by employees of Craig. The cost of such functions will be shared on an appropriate basis between the three companies. As the relative general and administrative demands of the three companies will likely vary from year to year, it is currently expected that this allocation will be reviewed by the management on a periodic basis, as deemed appropriate.

     To date, the Consolidated Company's development activities have been funded with cash resulting, in large part, from the disposition of the Stater Bros. Preferred Stock and Citadel Preferred Stock. A significant portion of this cash has gone from interest earning cash balances and short term investments to non-income producing property which is currently under development or held for development. It is clear that the Consolidated Company will need to borrow funds in order to complete its currently planned buildout and development projects, as well as fund its general and administrative costs. The Company expects that it should be able to raise the capital needed to fund its build-out, as currently staged over the remainder of 2000.


Results of Operations

     Due to the nature of the Consolidated Company's development and acquisition activities and the timing associated with the results of such activities, the effect of the gains recorded with respect to the Consolidated Company's investment in Stater, the effect of litigation awards and settlements, the Stock Transactions, the timing of new cinema openings and acquisitions, and the long-term nature of the real estate development activities, historical revenues and earnings have varied significantly.

     None of the Consolidated Company's entertainment center developments have commenced full operations and several still in the early stage of development generally have not produced material income or cash flow. Accordingly, general and administrative expenses related to such real estate development activities have not been supported by operating income. The cinema at one of the six entertainment center projects was placed in service in December 1999, however, the entertainment-related retail space is not expected to be place in operation until mid-2000. A second entertainment center project which includes a 10-screen cinema, commenced construction during 1999 and is expected to begin operations in 2000. During 1999, due to the varying pace of development activities and the timing of new cinema openings, 9 new cinemas were opened with a total of 78 screens, four of which commenced operation in December 1999.

The following summarizes cinema activity for the three years ended December 31, 1999 and anticipated 2000 additions:


                         Total
                        Cinemas  Total Screens      Location

------------------------------------------------------------------------------
CineVista
---------
Fiscal 1997                  7         44
 March                       8         50        Mayaguez
 May                         8         48        Homigueros/3/
Fiscal 1998
 February                    7         44        Homigueros/3/
 February                    7         42        San Juan/4/
 June                        8         50        Homigueros/3/
 September                   7         44        Bayamon/5/
Fiscal 1999
 December                    8         56        Carolina

Domestic Cinemas
----------------
Fiscal 1997                  1          6        Manhattan, New York
 December                    2         14        Houston, Texas
 December                    3         19        Minneapolis, Minnesota
Fiscal 1998
 November                    4         22        Sacramento, California
Fiscal 1999
 May                         5         34        Manville, New Jersey
 July                        6         42        Buffalo, New York
2000 (Projected) 6
   Fourth quarter            8         50        Dallas, Texas

Reading Australia
-----------------
Fiscal 1997                  1          6        Townsville
 July                        2         10        Bundaberg
 November                    3         16        Mandurah
Fiscal 1998
 November                    4         21        Market City
Fiscal 1999
 May                         5         26        Dubbo
 September                   6         31        Elsternwick
    December                 9         63        Belmont, Redbank, Harbour Town1
2000 (Projected)
 First Quarter              10         71        Warn Ponds
    Third Quarter           11         81        Sydney/1/

Reading New Zealand/2/
----------------------
Fiscal 1998
 June                        2          9        Mission Bay, Whangaparoa
Fiscal 1999
 August                      3         13        Takapuna

/1/  Includes a 10-screen cinema located in an entertainment center.

/2/  New Zealand cinemas are 50% owned by the Company.

/3/ CineVista replaced an existing 6-screen cinema in Homigueros with a newly constructed 8-screen cinema in June 1998. In order to accommodate the construction of the new cinema, two screens were closed at this location in May 1997. The remaining four screens were closed in January 1998.

/4/ In San Juan, two screens were closed where CineVista continues to operate eight screens.

/5/ A location in Bayamon was damaged by Hurricane Georges. In the fourth quarter of 1998, CineVista determined that it would not re-open this 6-screen cinema.

/6/  Does not include possible acquisition of City Cinemas circuit.


Revenue
-------

Theater Revenue
---------------

     Theater Revenue is comprised of admissions, concessions and advertising, and other revenues from Reading's cinema operations and totaled the amounts set forth below in each of the three years ended December 31, inclusive of minority interests where applicable:

                                          1999                      1998                      1997
                                          ----                      -----                     ----
Cine Vista                               $12,974,000               $16,210,000              $15,186,000
Domestic Cinemas                          15,504,000                11,134,000                7,978,000
Australia                                  9,333,000                 6,212,000                3,820,000
                                         -----------               -----------              -----------
                                         $37,811,000               $33,556,000              $26,984,000
                                         ===========               ===========              ===========

     CineVista's Theater revenues decreased approximately $3,236,000 or 20.0%
     ----------------------------
from $16,210,000 in 1998 to $12,974,000 in 1999, primarily due to deteriorating market conditions as competing cinemas opened or completed a full year of operations. In the San Juan market area, CineVista's Theater Revenues decreased $1,461,000 from the prior year as 27 new competing screens opened between December 31, 1998 and December 31, 1999. In addition, 1998 Theater Revenues included $459,000 in revenues from a San Juan 6-screen cinema which was destroyed by a hurricane in September 1998. In the Cayey and Mayguez markets, CineVista recorded Theater Revenue decreases of $389,000 and $590,000, respectively, as new competing screens captured market share. CineVista opened a new 12-screen cinema in December 1999. CineVista has no new cinemas under development.

     CineVista's Theater Revenues increased $1,024,000 or 6.7% to $16,210,000 in 1998 from $15,186,000 in 1997, primarily as a result of more favorable film product in the first quarter of 1998. The increase in Theater revenues is net of a decrease of approximately $279,000 resulting from the closing of 8-screens in 1997 and 1998, offset in part by increase revenues associated with a full year of operations from a 6-screen cinema open in March 1997 and an 8-screen cinema which opened in June 1998.

     Domestic Cinemas Theater revenues increased $4,370,000 or 39.3% to
     ---------------------------------
$15,504,000 in 1999 from 1998 primarily as a result of the inclusion of a 3-screen cinema which opened in November 1998, a new 12-screen cinema which opened in May 1999, a new 8-screen cinema which opened in July 1999 and the inclusion of $1,161,000 in Theater Revenues from the Royal George Theater, which is currently held for sale, in the current period. The Company has one 8-screen Domestic Cinema under development which is expected to open in late 2000.

     Domestic Cinemas Theater Revenues increased approximately $3,156,000 to $11,134,000 in 1998 from $7,978,000 in 1997 due in part to new cinema openings. Reading opened a new 8-screen, 31,700 square foot cinema and cafe complex in Houston, Texas (the "Houston Angelika") and acquired a 5-screen cinema located in Minneapolis, Minnesota (the "St. Anthony") in December 1997. Reading also acquired the lease on an existing 3-screen cinema in Sacramento, California (the "Tower Theater") in November 1998. Theater Revenues from this cinema were not material in 1998.

     Reading Australia's Theater revenues increased $3,121,000 or 50.2% in 1999
     ------------------------------------
from $6,212,000 in 1998 to $9,333,000 in 1999 as a result of a 5.6% increase in Theater Revenues from cinemas which were open for twelve months in both 1999 and 1998, and the contribution of new screens opened during the year. During 1999, Reading Australia commenced operations of five new cinemas with a total of 42 screens. Most of these new cinemas were placed in operation late in the year and are expected to significantly increase Reading Australia's Theater Revenues in 2000 as a full year of operations is recorded. Reading Australia anticipates opening two new cinemas in 2000 with a total of 18 screens as well as two entertainment center retail projects.

     Theater Revenues from Australian operations increased $2,392,000 or 62.6% to $6,212,000 in 1998 from $3,820,000 in 1997. The increase from the prior year includes the effect of a full year of operation of a 4-screen cinema located in Bundaberg, Victoria (the "Bundaberg Cinema") which was purchased in July 1997 for approximately $1,600,000 and a 6-screen cinema located in Mandurah, Western Australia (the "Mandurah Cinema") which opened in November 1997. Reading Australia's first cinema located in Townsville, Queensland (the "Townsville Cinema") was open throughout each of the respective periods. In November 1998, Reading Australia opened a 5-screen cinema in Sydney, Australia (the "Market City Cinema") which it operates under a management contract. Theater Revenues from this cinema were not material in 1998.

     The Company commenced cinema operations in New Zealand in 1998 through a 50% joint venture which operates 13 screens at three locations. The Company records the results of such operations under the equity method of accounting, and therefore does not include the revenues of such operations in its Theater Revenues (See Equity in earnings (losses) of foreign affiliates below).

Real Estate
-----------

     Real Estate revenues include rental income and the net proceeds of sales of Reading's domestic real estate. Reading Australia did not have material revenues relating to its real estate entertainment development activities in any of the three years ended December 31, 1999. Reading New Zealand recorded $297,000 in Real Estate Revenues in 1999 primarily from rental income a parking garage which was acquired in 1999. Reading Australia anticipates recording Real Estate revenues in 2000 as two entertainment centers commence rental operations in 2000.

     Real estate revenues were $677,000, $373,000 and $180,000 in 1999, 1998, and 1997, respectively. Gains on sale of domestic real estate were not material in any of the three years ended December 31, 1999. Reading has approximately 15 parcels and rights-of-way remaining from its historic railroad operations, many of which are of limited marketability. Future domestic real estate revenues, with respect to these historical properties, may increase as larger properties are sold. However, management believes that most of the properties held for sale will be liquidated within the next one to two years.

Income from Investment in Stater
--------------------------------

     The Consolidated Company's investment in Stater Bros. ("Stater" or "SBH") was repurchased by Stater in August 1997 and the Consulting Agreement between the Company and Stater, which provided a fee of approximately $1,500,000 annually, was terminated. Upon the SBH Preferred Stock repurchase in August 1997, the Consolidated Company recognized income of approximately $2,002,000 comprised of (i) $1,387,000 (difference between the $69,365,000 stated value of the SBH Preferred Stock and the carrying value) and (ii) $615,000 received from Stater at the time of the SBH Preferred Stock repurchase for REI's agreement to enter into a covenant-not-to-compete for a one year period. In addition, the Consolidated Company had received $4,330,000 in dividend income and $972,000 in service fee income from Stater in fiscal 1997.

Expenses
--------

     "Theater costs", "Theater concession costs" and principally all of the amounts reported as "Depreciation and amortization" included in the Statement of Operations (collectively "Theater Operating Expenses") reflects the direct theater expenses associated with cinema operations and totaled the amounts set forth below in each of the three years ended December 31, 1999, inclusive of minority interest where applicable.

                                            1999                         1998                         1997
                                            ----                         ----                         ----
CineVista                                 $12,381,000                  $13,693,000                  $13,286,000
Domestic Cinemas                           13,319,000                    9,475,000                    5,989,000
Australia                                   8,753,000                    5,286,000                    3,664,000
                                          -----------                  -----------                  -----------
                                          $34,453,000                  $28,454,000                  $22,939,000
                                          ===========                  ===========                  ===========

     CineVista Theater Operating expenses decreased approximately $1,312,000 or
     ------------------------------------
9.6% between 1999 and 1998 as a result of a reduction in expenses which vary directly as a percentage of Theater Revenues, including film rent and cost of concessions which decreased approximately 1.4% as a percentage of Theater Revenues in 1999 from 1998 levels due to the reduction in Theater Revenues in 1999. Other theater operating expenses decreased approximately $229,000 primarily due to decreased labor costs which was partially offset by a $167,000 increase in depreciation and amortization expense resulting from the inclusion of a full year of operation of a new 8-screen cinema in 1999. CineVista Theater Operating Expenses increased approximately $407,000 or 3.1% to $13,693,000 in 1998 from $13,286,000 in 1997 due primarily to increases in expense items which vary in proportion to Theater Revenues, offset by a net decrease in Theater Operating Expenses of $1,283,000 from the closing of eight screens during the periods offset by the effect of opening eight screens in June 1998.

     Domestic Cinemas Theater Operating expenses increased approximately
     -------------------------------------------
$3,844,000 or 40.6% in 1999 from 1998 due primarily to the increased number of locations and screens in 1999 and the operations of the Royal George Theater starting in March 1999. Theater operating expenses as a percentage of Theater Revenues increased by approximately 1%. Management expects the operating margins to improve as a full year of operations are recorded and results no longer include initial non-recurring start-up expenses. Domestic Cinemas Theater Operating Expenses increased approximately $3,486,000 or 58.2% in 1998 from 1997 as a result of the inclusion of a full year of operations of the Houston Angelika and the St. Anthony and startup costs associated with the Tower Theater from November 1998 through year-end.

     Reading Australia's Theater Operating expenses increased $3,467,000 or
     ----------------------------------------------
65.6% in 1999 from 1998 primarily as a result of additional start-up costs incurred for the new locations that opened during the year. Operating margins are expected to improve as the new cinemas commence full operations. Australian theater operating expense increased $1,622,000 or 44.3% in 1998 from 1997 primarily due to the inclusion of a full year of operations from the Bundaberg and Mandurah Cinemas. Theater Operating Expenses from Australian operations as a percentage of Theater Revenues remained constant throughout the period.

General and administrative expenses
-----------------------------------

     General and administrative expenses of the Consolidated Company amounted to $13,444,000, $11,897,000, and $11,449,000 in Fiscal 1999, 1998, 1997,
respectively. "General and administrative" expenses by operating entity follows:

                                                        Fiscal                Fiscal               Fiscal
                                                         1999                  1998                 1997
                                                         ----                  ----                 ----
Reading:
 CineVista                                                $   910,000          $ 1,292,000           $   767,000
 Domestic Cinemas***                                          618,000              597,000               645,000
 Australia**                                                4,074,000            3,739,000             3,714,000
 New Zealand*                                                 455,000              176,000                    --
 Corporate                                                  6,398,000            4,453,000             4,611,000
Craig:                                                        989,000            1,640,000             1,712,000
                                                          -----------          -----------           -----------
  Total                                                   $13,444,000          $11,897,000           $11,449,000
                                                          ===========          ===========           ===========

________________________

     *     Relates to Reading New Zealand's real estate development segment.
     ** Includes $3,102,000 and $3,021,000 related to Reading Australia's real estate development in 1999 and 1998, respectively.
     ***   Includes $80,000 relating to live theater operations in 1999.


   CineVista's "General and administrative" expenses decreased $382,000 or 29.6%
   -------------------------------------------------
from $1,292,000 in 1998 to $910,000 in 1999, due primarily to the elimination of $413,000 in charges relating to the closing of 10 screens during 1998 (discussed below), offset in part by the write off of $121,000 in capitalized development costs in 1999, and increase in professional fees of $160,000 in 1999.

   In 1998, CineVista's "General and administrative" expenses increased approximately $525,000 or 68.4% from $767,000 in 1997 to $1,292,000 in 1998, primarily as a result of $413,000 of charges related to the closing of 4 screens in the first quarter of 1998, and a charge relating to the Company' election not to rebuild a 6-screen cinema in the fourth quarter of 1998 which had been damaged by Hurricane Georges. A first quarter charge was comprised of a $395,000 loss on leasehold improvements, net of a reversal of a $230,000 provision for deferred rent. A fourth quarter charge was comprised of a $336,000 loss on leasehold improvements net of an $88,000 gain on the cancellation of a capital lease obligation.

     Domestic Cinemas "General and administrative" expenses remained relatively
     ------------------------------------------------------
flat between 1999 and 1998. Domestic Cinemas "General and administrative" expenses include $448,000, $488,000, and $370,000 in 1999, 1998, and 1997,
respectively, of management fees to City Cinemas with respect to the management of the Domestic Cinemas. (See Note 4 to the Consolidated Financial Statements contained elsewhere herein.) "General and Administrative" expenses decreased $48,000 or 7.4% to $597,000 in 1998 from $645,000 in 1997, primarily due to decreased professional fees associated with the NY Angelika and decreased travel expense which were incurred in 1997 relating to the opening of the Houston Angelika and the St. Anthony cinemas, offset by the increased management fees.

     Reading Australia's "General and administrative" expenses increased
     ---------------------------------------------------------
$335,000 or 9.0% from $3,739,000 in 1998 as the Australian operations expanded its cinema and entertainment development and operating activities. Significant components of the increase include an $180,000 increase in property carrying costs and a $140,000 increase in write-offs of capitalized project costs. "General and administrative" expenses from Australian operations of $3,739,000 in 1998 were comparable to $3,714,000 in 1997, resulting from a decrease in the write-off of Property Development costs related to project abandonments of $755,000, offset by increased payroll costs, professional fees, office expenses, and carrying costs of land held for development, primarily of which are associated with the continued expansion of cinema operations and development activities in Australia.

     Reading New Zealand's "General and administrative" expenses increased from
     -----------------------------------------------------------
$176,000 in 1998 to $455,000 in 1999 as the Company's expanding real estate development activities in 1999, and the inclusion of a full year of activities in 1999 verses seven months in 1998. Substantially all such expenses are comprised of professional fees (legal and accounting) which are not direct project expenses.

     Reading's corporate "General and Administrative" expenses increased
     ---------------------------------------------------------
$1,945,000 or 43.7% from $4,453,000 in 1998 to $6,398,000 in 1999.  Significant components of the increase include an increase in intercompany allocation of general and administrative charges from Craig of approximately $580,000, the write-off of $500,000 of expenses relating to the acquisition of City Cinemas and Off Broadway Investments which were charged to expense in 1999, a $300,000 increase in professional fees, and an increase in salary and wages of approximately $300,000. During the fourth quarter of 1999, Reading's Board of Directors reviewed the allocations of the costs and expenses of Messrs, Cotter and Tompkins, and certain administrative personnel of Craig who perform services for Reading and determined that Reading should reimburse Craig with respect to certain corporate costs and expenses that had been incurred on behalf of Reading.

     Reading corporate "General and Administrative" expenses decreased $158,000 or 3.4% to $4,453,000 in 1998 from $4,611,000 in 1997, primarily from the inclusion in 1997 of bonus expense of $475,000 for a bonus paid to the Consolidated Company's Chairman of the Board of Directors and a

$110,000 investment banking fee paid to the Consolidated Company's former Corporate Secretary, offset by an increase in 1998 in non-capitalizable development costs associated with its Domestic Cinema development activities of approximately $140,000 and an increase in travel expenses of approximately $149,000 related to increased Domestic Cinema development activities.

     Craig general and administrative expenses in Fiscal 1999, 1998 and 1997 and
     -----------------------------------------
totaled $989,000, $1,640,000, and $1,712,000, respectively. As discussed above, the $651,000 or 39.8% decrease in general and administrative expenses from $1,640,000 in 1998 was primarily attributable to the $580,000 reallocation of costs to Reading. The decrease in Fiscal 1998 is principally a result of reduced salaries as a result of one officer transferring to Reading and one employee retiring. Craig incurred development write-offs and operating losses with respect to its 50% membership in Hope Street Hospitality ("HSH") amounting to approximately $164,000 and $207,000 in Fiscal 1998 and 1997, in addition to general and administrative expenses.

Asset Impairment and Restructuring Charges
------------------------------------------

     During 1999, the Consolidated Company recorded an asset impairment charge of $17,319,000 related to the investment in CineVista, certain Pennsylvania real estate, and to the 1996 investment in leased computer equipment (See Note 5 to the Consolidated Financial Statements included elsewhere herein). The Company also recorded a restructuring charge of $889,000 upon the adoption of a plan by the Reading's Board of Directors to relocate Reading's corporate headquarters from Philadelphia, Pennsylvania, to Los Angeles, California.

     During the fourth quarter of 1999, Reading determined that it should initiate efforts to exit the Puerto Rico cinema market. In anticipation thereof, the Consolidated Company recorded an asset impairment write down which reflects the difference between the carrying value of CineVista and the estimated net realizable value of the CineVista cinema circuit. The Consolidated Company has not categorized CineVista's assets as "Held for Sale" in the 1999 Consolidated Balance Sheet as the management does not believe that it is likely that a sale or other disposition of CineVista can be concluded within one year due to CineVista's poor competitive position in the Puerto Rican cinema exhibition market as well as the anticipated legal actions related thereto.

     During 1999, the Consolidated Company was advised by the partnership which manages the Company's portfolio of leased equipment that the market for used computer equipment had deteriorated due to the over-abundance of used computer equipment available as a result of the global Year 2000 remediation efforts. In addition, a decision by a large lessee to upgrade certain computer equipment, including equipment leased from the Company's leasing portfolio, is also anticipated to have an effect upon the future value of the portfolio. Based upon discussions with computer equipment vendors, the Consolidated Company determined that the carrying value of the computer equipment had been impaired and wrote off the entire carrying value of the leased equipment amounting to $2,125,000 in 1999.

     The Consolidated Company wrote off the entire net carrying value of two of its domestic cinemas totaling approximately $136,000 in 1999. After a review of the estimated market value of certain domestic real estate held for sale, the Company also recorded a $203,000 impairment charge related to such real estate. In addition, in conjunction with a proposal to the City of Philadelphia (the "City") for the possible disposition of the environmentally impaired North viaduct property in return for a cash payment from the Company to the City, the Company increased its environmental reserve by $500,000 from $1,256,000 to $1,756,000.

     During the fourth quarter of 1999, the Consolidated Company adopted a plan and commenced steps to relocate Reading's headquarters from Philadelphia, Pennsylvania, to Los Angeles, California, and recorded a "Restructuring Charge" of $889,000 in 1999. The restructuring charge includes a provision for a lease termination charges, duplicate office, employee expenditures, and employee severance obligations.

Earnings from equity investments
--------------------------------

   The following summarizes earnings (losses) from the Consolidated Company's investment in Citadel, Big 4 Ranch, Inc. ("BRI"), New Zealand Joint Ventures and Whitehorse Property Group as included in the accompanying Consolidated Statements of Operations for the years ended December 31, 1999 and 1998 and 1997.

                                               Years Ended December 31,
                                                1998      1998     1997
                                              --------   -------   -----
                                                    (in thousands)

Equity earnings of Citadel                     $4,174    $2,233    $ 392
Equity earnings from New Zealand JVs               21        --       --
Equity losses from Big 4 Ranch, Inc.               --      (520)      --
Equity earnings (losses) from Whitehorse         (172)       26       --
                                               ------    ------    -----
Earnings from equity investments               $4,023    $1,739    $ 392
                                               ======    ======    =====

Citadel
-------

     Citadel reported net income applicable to common shareholders of approximately $9,487,000, $5,687,000, and $1,530,000 in Fiscal 1999, 1998 and
1997, respectively, (the Consolidated Company's share calculated after consideration of preferred dividends paid by Reading to Citadel, amounting to approximately $4,174,000, $2,233,000 and $392,000, respectively).

     In 1999, Citadel's earnings was primarily comprised of the $13,337,000 of gain realized on disposal of the commercial property in Phoenix, Arizona (the "Arboleda Property"). The gain was partially offset by a $1,772,000 or a 32.4% decrease in rental income from prior year. In 1998, Citadel's earnings include an income tax benefit of approximately $4,828,000 resulting principally from a reversal of previously reserved deferred tax assets offset, in part, by a $990,000 loss representing Citadel's share of the loss of certain agricultural partnerships which were accounted for under the equity method (See Note 7 to Consolidated Financial Statements contained elsewhere herein). Citadel's net earnings for 1999, 1998 and 1997 included approximately $832,000, $1,022,000 and $820,000 received from the Consolidated Company, as dividends, interest income and consulting income.

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

     In 1997, BRI (owning 40%), Citadel (owning 40%) and Visalia LLC (owning 20%; a limited liability company controlled by Mr. James J. Cotter, the Chairman of the Board of Craig, REI and Citadel, and owned by Mr. Cotter and certain members of his family) entered into three general partnerships, which partnerships acquired on December 31, 1997 certain agricultural properties located in Kern County, California (purchase price amounting to approximately $7,600,000). The acquisition was financed by a 10-year purchase money mortgage in the amount of $4,050,000, a line of credit from Citadel and pro rata contributions from the partners. Through the Consolidated Company's holding in Big 4 Ranch, Inc. and Citadel, the Consolidated Company owns approximately 38% of such partnerships at December 31, 1999. In December 1998, the partnerships suffered a freeze which destroyed the 1998-1999 citrus crop. The partnerships have no funds to repay the line of credit from Citadel when it becomes due in August 2000 or fund the estimated $3,501,000 required to meet the costs associated with production of a 2000-2001 crop and complete the proposed 2000 planting, other than either to call upon its partners for funding or to borrow further funds from Citadel. BRI has no funds or resources with which to provide such funding, other than to call upon its separate line of credit from Citadel. As a result of the freeze, the book value of BRI was essentially reduced to zero and, accordingly, the Consolidated Company recorded a loss of approximately $520,000, which loss is included in the Statement of Operations for the year ended December 31, 1998 as a component of "Earnings from equity investment." BRI recorded a loss of approximately $322,000 in 1999, however, the Consolidated Company did not record any portion of the loss since the carrying value had been reduced to zero in 1998.

Whitehorse Property Group
-------------------------

     In November 1997, Reading Australia acquired a 50% interest from Burstone Victoria Pty. Ltd. ("Burstone") in the Whitehorse Property Group Unit Trust ("WPG") for approximately $1,600,000. WPG owns a shopping center located near Melbourne, Australia, located on land leased pursuant to a long-term lease (the "Land Lease"). In early 2000, Reading Australia and Burstone agreed to sell the shopping center and are actively seeking buyers. No assurances can be made that the shopping center can or will be sold a price acceptable to the Company and Burstone. The Company believes that the estimated net realizable value from the sale of WPG and repayment of the partner loan described below, is approximately equal to the carrying value of such assets amounting to $2,847,000, classified as "Property held for Sale" in the Company's consolidated balance sheet at December 31, 1999.

     WPG incurred a net loss of approximately $194,000 during 1999 as compared to net earnings of $50,000 in 1998. The Company recorded a loss of $172,000 in 1999 and income of $25,000 in 1998 which are included in "Equity in Earnings of Affiliates". During 1999, the Company recognized 100% of WPG's loss in excess of WPG's retained earnings to prevent the aggregate carrying value of WPG from exceeding WPG's total net asset value. WPG's asset and liabilities totaled $11,100,000 and $8,200,000, respectively, at December 31, 1999. The Company has guaranteed the repayment of 50% of a secured bank loan which is owed by WPG and deferred rent and related charges pursuant to the Land Lease. The principal outstanding on the loan totaled approximately $3,700,000 and the deferred rent totaled $500,000 at December 31, 1999, resulting in a guarantee by the Company of approximately $4,200,000. The bank loan originally was due in June 1999. The lender has agreed to extend the maturity of the loan on a month-to-month basis pending a sale of WPG. No assurance can be made that the bank loan will continue to be available to WPG.

Interest and dividend income
----------------------------

     Interest and dividend income in Fiscal 1999, 1998 and 1997, amounted to $1,831,000, $4,755,000, and $3,444,000, respectively. The decrease in interest income for Fiscal 1999 of $2,924,000 or 61.5% reflects the decreasing balance of liquid funds as these short-term investment funds were expended for cinema and entertainment center development projects. The Fiscal 1998 increase is principally due to a full year's investment of the proceeds received from the redemption of the Stater Preferred Stock on money market accounts since August 1997. The average yield on such investments was approximately 5.5% for the year ended December 31, 1998. It is expected that interest and dividend income will continue to decrease as the balance of liquid funds is deployed.

Other Income
------------

     "Other income (expense)" totaled $1,033,000, ($587,000), and $1,158,000 in
Fiscal 1999, 1998 and 1997, respectively. In Fiscal 1999, "Other income" was principally comprised of approximately $605,000 of business interruption insurance recovery for the CineVista locations damaged by the Hurricane George and approximately $65,000 from renting out excess office and parking space at the Royal George Theater.

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

Minority Interest
-----------------

     The components of "Minority Interest" is Fiscal 1999, 1998 and 1997 is as follows:

                                                       1999                    1998                   1997
                                                --------------------   ---------------------   -----------------
                                                                         (in thousands)
                                                ----------------------------------------------------------------
REI                                                          $7,561                  $1,972                $ 330
Angelika NY                                                    (288)                   (306)                (239)
Australian Cinema                                               (33)                    (37)                  42
                                                             ------                  ------                -----
Income (expense)                                             $7,240                  $1,629                $ 133
                                                             ======                  ======                -----

     The principal component of minority interest is derived from the Company's holdings in REI. The Company owns preferred stock in REI which accrete an annual dividend of approximately $3,575,000, and approximately 69% of the outstanding REI common stock. REI minority (loss) income in Fiscal 1999, 1998, and 1997 reflects the 30.7% minority interests share of REI losses and preferred dividends paid to the Company. The 16.67% minority interest in income of Angelika NY amounted to $288,000, $306,000 and $239,000 in Fiscal 1999, 1998,
and 1997. Minority interest in income of the Australian Cinema represents the 25% minority interests ownership in such cinema which was opened in 1997.

Income Taxes
------------

     Provisions from income taxes provided in Fiscal 1999, 1998 and Fiscal 1997 amounted to approximately $1,147,000, $986,000, and $1,312,000, respectively. Fiscal 1999, 1998, and 1997 income tax expense consisted principally of Reading accruals for foreign withholding taxes which will be paid if certain intercompany loans are repaid, of Federal Alternative Minimum Taxes and state income and franchise taxes. The Fiscal 1999 income tax provision includes approximately $223,000 related to the settlement of Craig Corporation's Federal income tax returns for the 1997 and 1998 tax return periods.

Net income (loss) applicable to common stockholders
---------------------------------------------------

     Net (loss) income applicable to Common Stockholder's amounted to approximately $(15,808,000) $(854,000), and $2,851,000, for Fiscal 1999, 1998,
and 1997, respectively. "Net income applicable to common stockholders' has been reduced by the 6.5% per annum dividend on the $7,000,000 of Convertible Redeemable Preferred Stock issued to Citadel by Reading in October 1996 amounting to $455,000 per annum for each of three years ended December 31, 1999.


Liquidity and Capital Resources

     At December 31, 1999 and 1998, Craig had cash and cash equivalents of approximately $1,801,000 and $4,721,000, respectively. At December 31, 1999 and 1998, the Consolidated Company had cash and cash equivalents totaling approximately $15,077,000 and $63,314,000, which include approximately $13,277,000 and $58,593,000 held by Reading, respectively. REI is majority owned by the Company and, accordingly, is included in the consolidated financial statements of the Company as of December 31, 1999 and 1998. However, Craig and REI are separate public companies and each entity's capital resources and liquidity is legally independent of the other and any intercompany loans or receivables would require approval of each separate company's Board of Directors.

     Since Reading determined to become principally involved in the Beyond the Home or real estate based segment of the entertainment industry in 1993, it has funded its development activities principally from cash derived from the disposition of its historic railroad assets and other operating interests. In 1996, in view of the substantial capital resources required to take advantage of the opportunities available to it in this industry, Reading and Craig entered into the 1996 Stock Transaction which had the result of providing Reading with substantial liquid resources.

     The Stock Transactions transferred the title of a material portion of Craig's assets to REI, resulting in Craig's assets being principally comprised of REI Common and Preferred stock. Accordingly, the future liquidity of Craig has been and continues to be principally dependent on Reading's ability to pay dividends in accordance with the terms of the Reading Preferred Stock amounting to approximately $3,575,000 annually. For the year ended December 31, 1999, Reading has not paid the $3,575,000 in dividends on the Series B Preferred Stock
held by Craig.   Reading does not currently have the resources to pay dividends and accordingly, Craig's future liquidity will be dependent on Reading obtaining financing without restrictions on dividend payouts, selling Citadel or Reading securities held by Craig, or equity financing.

     As a consequence of the Consolidated Company's business plan for Australia and New Zealand, the Consolidated Company is carrying significantly more land (undeveloped land is classified as "Property held for development" in the Consolidated Balance Sheet) than might be the case with a more mature cinema company. The acquisition of these properties has required the commitment of significant sums. Since most of the acquired properties are not currently income producing, the financing of such asset is more difficult and more expensive than would be the financing of cash flowing assets.

     In late 1999, Reading determined that it would be in best interest of the company and its shareholders to concentrate on Australia and New Zealand real estate and cinema development activities on properties now owned by Reading. This decision was based in part upon management's view that deployment of Reading's limited capital resources in these markets would ultimately prove to be more profitable than further investments in CineVista or the Company's domestic cinemas. Accordingly, Reading is in negotiations with Citadel to assign its rights to acquire the 16-screen City Cinemas cinema circuit, certain management rights related thereto (the "City Cinemas Transactions") and 3 live theaters (the "OBI Transactions") pursuant to a 1998 letter agreement with James J. Cotter, the Consolidated Company's Chairman of the Board of Directors and Michael Forman, a major shareholder of Craig.

     In recognition of this decision, Reading commenced efforts to sell the Royal George Theater, a live theater that was to have been operated in conjunction with the three live theaters to have been acquired in the OBI Transaction. Reading has also determined that it will exit the Puerto Rico cinema market and has no additional cinemas under development in that market. Reading presently has only one domestic cinema under development and is contemplating selling its existing domestic cinemas.

     At December 31, 1999, the Consolidated Company has a note payable amounting to $8,618,000 including $4,400,000 of bank debt outstanding; $3,000,000 under CineVista's line of credit and $1,400,000 under a property term loan in New Zealand (See Footnote 13 to the Consolidated Financial Statements included elsewhere herein). In addition, Craig has a demand note due to Citadel of $1,998,000 and Reading has $7,000,000 of Redeemable Preferred Stock subject to redemption by Citadel in October 2001. In March 2000, Reading Australia entered into a $16,350,000 line of credit (the "Australian Bank Loan"), which may be increased to $49,000,000 (the "Increased Commitment"), if additional bank participants can be secured. The Australian Bank Loan will provide Reading Australia with adequate funds to complete, in 2000, an entertainment center development currently under construction in Sydney, and if the Increased Commitment is secured, to complete a second planned entertainment center project in Melbourne during 2001. All amounts outstanding under CineVista's line of credit are due on December 31, 2000, as are amounts outstanding under the new Zealand loan and Australian Bank Loan if the Increased Commitment is not secured. If the Increased Commitment is not secured, the Australian Bank Loan matures in December 2003.

     In addition to deficit working capital at December 31, 1999 of approximately $2,861,000 including maturing bank debt of $4,500,000, Reading has committed development expenditures relating to cinema and entertainment development projects of approximately $50,000,000. Approximately $25,000,000 of this $50,000,000 commitment is expected to be funded in 2000 and the remaining $25,000,000 to be funded thereafter is expected to be funded, in part, by the Increased Commitment, if secured. Payment of existing Corporate commitments is based upon further financing. Reading does not anticipate incurring additional development commitments in New Zealand or Australia until additional financing is secured. CineVista is in violation of certain of the loan covenants in its line of credit and is seeking a waiver of such violation from the lender. If a waiver is not received, CineVista will be in default of the terms of the line of credit and the lender could demand immediate payment of amounts due thereunder, which amounts totaled $3,000,000 on December 31, 1999 and $4,250,000 on April 12, 2000. No assurances can be made that the lender will waive the covenant violation.

     In April 2000, Reading received an oral commitment for an 18-month $7,000,000 line of credit secured by a pledge of certain domestic cinema assets and the Company's interest in Citadel (the "Domestic Line of Credit"). However, as a result of the sale of AFC interest to NAC (See Note 24), the terms of the loan commitment will have to be renegotiated. No assurances can be made that the lender will be willing to fund Reading under revised terms. Proceeds of the Domestic Line of Credit, if finalized, are expected to be used to pay off a portion of the accumulated dividends under the Series B Preferred Stock as Reading did not pay $3,575,000 in dividends on the Series B Preferred Stock held by Craig in 1999. In addition, Reading expects to use the proceeds from the Domestic Line of Credit to pay the purchase money debt of $1,180,000 due in May 2000 from the purchase of the Royal George Theatres and fund the development cost of one additional domestic cinema. Reading anticipates acquiring additional financing to fund its development obligations which are due in 2001. In New Zealand, Reading has a $2,800,000 property purchase mortgage and a $1,400,000 bank loan due in 2000. Reading New Zealand is presently evaluating a bank proposal to refinance both of these obligations and provide construction funding for an entertainment center in Wellington. Reading does not anticipate commencement of construction of new projects until financing has been arranged.

     The following summarizes the major sources and uses of cash funds in each of the three years ended December 31, 1999, 1998 and 1997:

Fiscal 1999
-----------

     "Unrestricted cash and cash equivalents decreased $48,237,000 in 1999 from $63,314,000 at December 31, 1998 to $15,077,000 at December 31, 1999 due
primarily to the effects of the acquiring property and equipment. Working capital decreased $50,386,000 from $47,445,000 at December 31, 1998 to $(2,861,000) at December 31, 1999.

     Principal sources of liquid funds in 1999 were (i) proceeds from short-term debt in the amount of $4,639,000, and (ii) proceeds from sale of investment properties. In addition to payment of operating expenses, the principal use of cash funds included $40,958,000 in acquisition of property held for development and the acquisition of property and equipment, $879,000 for the repurchase of Craig securities, and $7,938,000 of payments made on purchase commitments. Additionally, principal sources of liquid funds included a net increase of $1,343,000 in "Accounts payable and accrued expenses."

Fiscal 1998
-----------

     "Unrestricted cash and cash equivalents decreased $34,888,000 in 1998 from $98,202,000 in 1997 to $63,314,000 at December 31, 1998. Working capital decreased $42,320,000 from $89,765,000 at December 31, 1997 to $47,445,000 at
December 31,1998.

     Other sources of liquid funds in 1998 include $4,755,000 in interest income, a net increase in purchase commitments of $4,550,000, and real estate revenue of $373,000.

     In addition to the payment of operating expenses, the principal use of cash funds included the repurchase of Craig common stock totaling $984,000, the payment of $455,000 of dividends with respect to the REI Convertible Preferred stock, purchases of property and equipment of $11,083,000 ($1,772,000 which related to Reading Australia, $7,106,000 which related to CineVista, and $2,205,000 relating to the Domestic Cinemas), the investment of $12,445,000 in property held for development ($2,645,000 relates to Reading New Zealand and $9,800,000 relates to Reading Australia), the payment of $1,370,000 relating to the acquisition of the Royal George Theater, the payment of $1,272,000 relating to a deposit and other costs associated with the Cinema Transaction and the Theater Transaction, the investment of $4,290,000 by Reading New Zealand in two joint ventures (including a loan of $587,000 to a joint venture partner with respect to property on which Reading New Zealand intends to develop an entertainment center) and investments in Citadel and Big 4 common stock of $3,636,000 (See Note 7 to the Consolidated Financial statements contained elsewhere herein).

Fiscal 1997
-----------

     "Unrestricted cash and cash equivalents increased $46,030,000 in 1997 from $52,172,000 in 1996 to $98,202,000 at December 31, 1998. Working capital increased $43,978,000 from $45,787,000 at December 31, 1996 to $89,765,000 at
December 31, 1998.

     The principal source of liquid funds in 1997 was the $73,915,000 in proceeds from the redemption of the Stater Preferred Stock investment inclusive of accrual dividends. Other sources of liquid funds in 1997 include $2,360,000 in payment of a 1996 litigation settlement, $3,444,000 in "Interest and dividend" income, and $260,000 from "Other income".

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


The Reorganization and Stock Transactions

     Reading Entertainment Inc., a Nevada corporation, was initially formed in 1996 in a reorganization of the Company under a Delaware holding company. In 1999, REI was reincorporated a Nevada corporation. The Consolidated Company believes that such a structure would facilitate the financing of Reading, by permitting it to seek new capital without subjecting the new capital to the contingent liabilities of Reading's historical railroad business, and permit Reading to avail itself of a more established body of corporate law that that of Pennsylvania.

     Pursuant to the Stock Transactions, REI received $7,000,000 of cash from Citadel. In return REI issued to Citadel, $7,000,000 in stated value (70,000 shares) of REI's Series A Preferred Stock and granted Citadel certain contractual rights including the Asset Put Option. The Asset Put Option grants Citadel the right to require REI to acquire substantially all of Citadel's assets and assume related liabilities in return for the issuance of REI Common Stock at any time through a date 30 days after REI files its 1999 Annual Report on Form 10-K. Citadel has informed Reading it does not intend to exercise the Asset Put Option. REI received from Craig the Stater Preferred Stock with a stated value of $69,365,000, the CHC Preferred Stock with a stated value of $5,250,000 and Craig's 50% interest in Reading International. In return, REI issued to Craig, 2,476,190 shares of Common Stock and 550,000 shares ($55,000,000 stated value) of Series B Voting Cumulative Preferred Stock (the "Series B Preferred Stock").

Certain Financial Reporting and Tax Considerations
--------------------------------------------------

     The 1996 Reorganization and the Stock Transactions have been accounted for as a purchase. The book value of the assets transferred by Craig to REI were as follows:

      Citadel Preferred Stock                                    $ 5,250,000    *
      Stater Bros. Preferred Stock                                67,978,000    *
      50% Ownership interest in Reading International             13,194,000
                                                                 -----------
      Gross Book Value of Assets Received                        $86,422,000
                                                                 ===========

*      Plus accrued and unpaid dividends

     The Stock Transactions were intended to qualify as an exchange under
Section 351(a) (a "351 Exchange") of the Internal Revenue Code of 1986, as amended (the "Code") with no taxable gain recognized in the transaction. Accordingly, REI's tax basis in the acquired assets was the same as Craig's basis in those assets had been immediately before the contribution. The Stater Bros. stock was the only asset which, at the time of the transaction, had a market value substantially in excess of the tax basis.

     In December 1996, the Stater Preferred Stock was contributed by REI to Reading Australia. Management believes that the gain for federal tax purposes resulting from that transfer was offset by REI's NOL carryforwards (See Note 17 to the Consolidated Financial Statements contained elsewhere herein).

     However, the amount of NOLs carried on the books of REI has not been audited by the Internal Revenue Service (the "IRS"), and there can be no assurance that the IRS will agree with the Company as to the amount of NOL available to offset such gains. Use of the NOLs is subject to certain limitations, including those resulting from certain changes in the ownership of REI. While the transfer restrictions which are applicable to REI's equity securities are intended to minimize the risk of such ownership changes, ownership changes unknown to the Company may have occurred despite or in violation of such restrictions. In addition, the Code and related case law limit the ability to use NOLs to offset certain "built-in" gains on contributed property. Although the Consolidated Company does not believe that such limitations on the use of its NOLs applied to the contribution by REI of the Stater Preferred Stock to Reading Australia, there can be no assurance that the IRS will not take a different position. The IRS is presently examining Reading's 1996 tax return in which the Company utilized $104,300,000 of the NOL. If the IRS were to determine that the principal purpose of the Stock Transactions was to make use of the NOLs and the Consolidated Company could not show otherwise, such use may not be available. In such case, the financial position of the Consolidated Company could be materially adversely affected.

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


Effects on Inflation

     The Consolidated Company continually monitors inflation and the effects of changing prices. Inflation increases the costs of goods and services consumed by the Consolidated Company. Competitive conditions in the market, however, restrict our ability to fully recover the higher costs of doing business during inflationary periods. The effects of inflation have, in the management's opinion, been managed appropriately.


Recent Accounting Pronouncements

     Effective January 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000 and requires all derivatives to be recorded on the balance sheet at fair value as either assets or liabilities depending on the rights or obligations under the contract. SFAS 133 also establishes new accounting methodologies for the following three classifications of hedges: fair value, cash flow, and net investment in foreign operations. Management believes the adoption of SFAS 133 will not have a material impact on the Company's financial position or results of operations.

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


Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

     The financial performance and results of operations of the Consolidated Company may be affected by changes in interest rates, currency exchange rates, and inflation.

     The Consolidated Company maintains most of its cash and cash equivalent balances in Eurodollar time deposits and short-term money market instruments with original maturities of six months or less. Eurodollar time deposits are not readily marketable and therefore are not subject to interest rate risk, although the Consolidated Company may lose the ability to realize the benefit of increased interest income if interest rates were to rise. Other money market investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short-term nature of such investments, a change of 1% in short-term interest rates would not have a material effect on the Company's financial condition.

     Approximately 82% and 17% of the consolidated Company's net assets (assets less liabilities) were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, at December 31, 1999. The Consolidated Company anticipates expenditure of its remaining cash balances in 2000 in furtherance of its development activities and has therefore converted portions of its cash funds to Australian and New Zealand dollars. At December 31, 1999, $9,770,000 of the cash and cash equivalents were invested in Australian and New Zealand dollars compared to $1,272,000 for the prior year. Upon the expenditure of the remaining cash balances, it is expected that funding for development expenditures will be secured through bank borrowings. Such borrowings will be originated in the same currencies as the expenditures. Accordingly, unless the Reading elects to hedge its foreign exchange exposure, a significant portion of Reading's net assets (based upon the amount at December 31, 1999) will continue to be invested in assets subject to exchange fluctuations between the U.S., Australian, and New Zealand dollars. At December 31, 1998, approximately 26% of the Reading's net assets were invested in assets subject to currency fluctuations. Reading has no current plan to hedge such exposure.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to pages F-1 through F-39.



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names of the directors and executive officers, together with certain information regarding them, are as follows:

Name                             Age              Position
------------------------------   ---   -------------------------------

     James J. Cotter              62   Chairman of the Board
     S. Craig Tompkins            49   President and a Director
     Margaret Cotter              32   Director
     William D. Gould(1)(2)       61   Director
     Gerard P. Laheney(1)         62   Director
     Robert W. Loeffler(2)        76   Director
     Andrzej Matyczynski          47   Chief Financial Officer
     Ellen M. Cotter              34   Vice President-Business Affairs

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

     Mr. Cotter has been a Director of Craig since 1985 and the Chairman of the Board of Directors since 1988. Mr. Cotter has been Chairman of the Board of Reading Entertainment, Inc. ("REI," and collectively with its predecessor, Reading Company, "Reading") and its predecessor and of Reading since December 1991. Mr. Cotter has been a director and the Chairman of the Board of Citadel Holding Corporation ("Citadel") since 1991 and the Chief Executive Officer of Citadel since August 1999. Mr. Cotter is the Chairman and director of Citadel Agriculture, Inc., a wholly owned subsidiary of Citadel ("CAI"); the Chairman and member of the Management Committees of each of three agricultural partnerships (the "Agricultural Partnerships") which constitute the principal assets of CAI, and the Chairman and a member of the Management Committee of Big 4 Farming, LLC, a farm management company, 80% owned by Citadel and 20% by Visalia LLC and formed to manage the properties owned by the Agricultural Partnerships. From 1998 through January 1993, Mr. Cotter also served as the President and a director of Cecelia Packing Corporation (a citrus grower and packer), a company wholly owned by Mr. Cotter and certain members of his family and which holds a 20% interest in each of the Agricultural Partnerships and in Farming and a director of Visalia LLC. Between 1987 and September 1997, Mr. Cotter served as a director of Stater Bros. Holdings Inc. and its predecessors (a retail grocery chain). Mr. Cotter has been a director and Chief Executive Officer of Townhouse Cinemas Corporation (motion picture exhibition) since 1987, and has been the Executive Vice President and a director of the Decurion Corporation (motion picture exhibition) and of Pacific Theaters, Inc., a wholly owned subsidiary of Decurion Corporation, since 1969. Mr. Cotter also has a 50% ownership in Sutton Hills Associates (See Item 13 contained elsewhere herein) and is the General Partner of a limited partnership which is, in turn, the General Partner of Hecco Ventures. Hecco Ventures owns 17.6% of the common stock shares and 10.2% of the Class A Common Preference Stock shares of Craig.

     Mr. Tompkins has been President and a director of Craig and a director of Reading since March 1993 and served as the President of Reading between March 1993 and January 1997. Since January 1997, he has served as the Vice Chairman of REI. Prior thereto, Mr. Tompkins was a partner in the law firm of Gibson, Dunn & Crutcher. Mr. Tompkins has been a director of Citadel since May 1993, became Vice Chairman in July 1994 and the Company's Secretary/Treasurer in August 1994. From August 1994 until November 1999, Mr. Tompkins also served as the Principal Accounting Officer of Citadel. In 1997, Mr. Tompkins became the President of Citadel Agricultural, Inc., a member of the Management Committee of each of the Agricultural Partnerships and of Farming. For administrative convenience, Mr. Tompkins also serves as an Assistant Secretary of Big 4 Ranch, Inc., and Visalia LLC. He has been a director of G&L Realty Corp., a New York Stock Exchange listed REIT, since December 1993, and serves as the Chairman of the Audit Committee and the Strategic Planning Committee of that company.

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

     Mr. Laheney has been a director of the Company since 1990. Mr. Laheney served as a director of Reading Company, predecessor of REI, between November 1993 and June 1996. In November 1998, Mr. Laheney became Chairman and President of Big 4 Ranch, Inc. and a member of the management committee of each of the Agricultural Partnerships. Between July 1995 and July 1996, Mr. Laheney was a consultant for Portfolio Resources Group overseeing global equities, fixed income and foreign exchange investments. Mr. Laheney has been President of Aegis Investment Management Company, an investment advisory firm specializing in global investment portfolio management since August 1993. Mr. Laheney was Vice President of The Partners Financial Group, Inc., between December 1993 through June 1995 and a Vice President of Dean Witter Reynolds from April 1990 until December 1993.

     Mr. Loeffler, who currently serves as a Director and as member of the of Audit Committee of Reading Entertainment, Inc. was elected as a Director and as member of the Audit Committee of Craig as of February 22, 2000.

     Mr. Matyczynski has been the Chief Financial Officer of Craig since November 1999. Prior to November 1999, Mr. Matyczynski served as a Director at Beckman Coulter, a multi-national biomedical company.

     Ms. Ellen Cotter has been the Vice President of Business Affairs of Craig since August 1996 and since March 1998 is Vice President of Business Affairs of Reading and Vice President of Angelika Cinemas, Inc. since May 1997. Prior thereto, she was an attorney specializing in corporate law with White & Case, a New York law firm. Ms. Ellen Cotter is the daughter of Mr. James J. Cotter. Ms. Ellen Cotter is a member of Visalia LLC and a limited partner in James J. Cotter, Ltd. (Mr. Cotter is a general partner), which is a general partner of Hecco Ventures. James J. Cotter Ltd. has shared voting power with respect to the Company's equity shares held by Hecco Ventures.

     In addition to Mr. Cotter, Mr. Tompkins, and Mr. Matyczynski, who are also officers of Craig, the principal executive officers of Reading, the Company's majority owned subsidiary, are as follows:

     Mr. Robert Smerling has been a Director since September 1997, President of Reading Entertainment since January 1997, and has served as President of Reading Cinemas, Inc. since November 1994. Mr. Smerling also serves as the President of Reading's various domestic and Puerto Rican exhibition subsidiaries since 1994. Mr. Smerling served as president of Loews Theater Management Corporation, a subsidiary of Sony Corporation, from May 1990 until November 1993. Mr. Smerling also serves as President and Chief Executive Officer of City Cinemas, a motion picture exhibitor located in New York City, New York which provides management services to Reading. City Cinemas is an affiliate of James J. Cotter and has entered into an Executive Sharing Agreement with Reading with respect to the services of Mr. Smerling.

     Mr. James Wunderle has been Chief Financial Officer since January 1987 and Executive Vice President, Treasurer, and Chief Financial Officer since December 1988. He has been Treasurer since March 1986.

     Mr. Lawson has been the Director of REI's principal Australian operating company, Reading Entertainment Australia Pty Limited since May 1999. Prior to joining REI, Mr. Lawson served as the Asset General Manager responsible for New South Wales for Westfield from 1996 to 1998, and as the General Manager (Retail Property Development) for Coles Myer from 1994 to 1995.


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

     Based solely on a review of the copies of the forms which the Company received and written representations from certain reporting persons, the Company believes that, during the year ended December 31, 1999, all filing requirements applicable to reporting persons were fulfilled.

Item 11.  Executive Compensation

     I.   Summary Compensation Table
          --------------------------

     The following table shows, for the year ended December 31, 1999, 1998 and 1997, the cash compensation paid by the Company and its affiliates, as well as certain other compensation paid or accrued for those years, to the Chairman of the Board and each of the most highly compensated executive officers of Craig whose compensation exceeded $100,000 in all capacities in which they served.



                                                                                   Long Term
                                            Annual Compensation                      Awards
                               -------------------------------------------        ------------
                                                              Other Annual
                                                              Compensation                           All Other
Name and                              Salary       Bonus        (1)(9)             Options          Compensation
Principal Position            Year      ($)         ($)           ($)                (#)                ($)
------------------------------------------------------------------------------------------------------------------
James J. Cotter:
 Chairman of the Board
   Craig(2)(11)               1999          --          --        $350,000              --                      --
                              1998          --          --        $350,000              --                      --
                              1997          --          --        $350,000              --                      --

 Chairman of the Board
   Reading (3)                1999          --          --        $150,000              --                      --
                              1998          --          --        $150,000              --                      --
                              1997          --    $475,000        $150,000         460,000/7/                   --

 Chairman of the Board
   Citadel(3)                 1999          --          --        $ 45,000              --                      --
                              1998          --    $200,000        $ 45,000              --                      --
                              1997          --          --        $ 45,000              --                      --


S. Craig Tompkins(4):
 President, Craig (11)        1999    $180,000          --              --              --              $  21,422 /8/
                              1998    $180,000          --              --              --              $  106,931/8/
                              1997    $180,000          --              --              --                      --

 President, Reading(3)        1999    $180,000          --              --              --                      --
                              1998    $180,000          --              --              --                      --
                              1997    $180,000          --              --          20,000/7/                   --

 Director, Citadel(3)         1999          --          --        $ 40,000          40,000/13/                  --
                              1998          --    $ 50,000        $ 40,000              --                      --
                              1997          --          --        $ 40,000              --                      --


                                                                             Long Term
                                          Annual Compensation                  Awards
                               ---------------------------------------       ----------
                                                          Other Annual
                                                          Compensation                        All Other
Name and                              Salary     Bonus       (1)(9)          Options        Compensation
Principal Position            Year     ($)        ($)         ($)               (#)              ($)
-----------------------------------------------------------------------------------------------------------
Robin W. Skophammer
Chief Financial               1999   $151,250       --         $15,400              --       $ 20,880(8)
     Officer, Craig(12)       1998   $165,000       --         $16,800          30,000       $135,866(8)
                              1997   $165,000       --         $16,800              --        $30,000(5)
Andrzej Matyczynski(5):
 Chief Financial              1999         (5)      --              --          30,000(14)    $40,000(5)
   Officer, Craig (11)

 Chief Administrative         1999         (5)      --              --              --             --
   Officer, Reading(11)

    Chief Financial           1999         (5)      --          30,000(14)          --             --
   Officer, Citadel(11)

Ellen M. Cotter:
 Vice President, Business     1999         --       --              --              --             --
   Affairs, Craig             1998   $ 16,700       --         $ 2,300              --             --
                              1997   $ 92,500       --         $12,220              --             --
 Vice President, Business
   Affairs, Reading and       1999   $150,000       --         $14,331              --        $ 4,800
          Subsidiaries        1998   $ 80,770  $25,000         $11,148              --        $ 2,423(10)
                              1997                  --              --          10,000(7)          --

Officers of Reading
---------------------------
Robert F. Smerling(6)
 President, Reading           1999   $175,000       --              --              --        $20,415
   Entertainment, Inc.        1998   $175,000       --              --              --             --
                              1997   $175,000       --              --          35,000(7)          --
James A. Wunderle
 Exec. Vice President         1999   $175,000       --              --              --         $4,800
     and Chief Financial      1998   $175,000       --              --              --          4,500(10)
     Officer and Treasurer    1997   $170,000   $5,000              --          17,000(7)          --
     of REI

David Lawson
 Director of Reading          1999  A$307,200(15)   --              --              --       A$21,504(15)
   Entertainment, Inc.

(1) Excludes perquisites if the aggregate amount of such annual compensation to the executive did not exceed $50,000 or 10% of the annual salary plus bonus, unless otherwise noted.

(2) Amount is paid pursuant to a consulting agreement between the Company and Mr. James J. Cotter. The Company and Mr. Cotter have agreed to continue the consulting arrangement on a month-to-month basis for a monthly fee of approximately $29,166. The Company owns a condominium in a high-rise building, located in Hollywood, California, which the Company uses as an executive office, and which is personally used from time to time by the Chairman of the Board. Since the incremental cost to the Company of Mr. Cotter's personal use of these facilities does not exceed $50,000 or 10% of his annual consulting fee, the cost has not been included as compensation in the table.

(3) Reading Entertainment, Inc. is a majority owned subsidiary of Craig and Citadel Holding Corporation ("Citadel") is considered an affiliate of Craig and, accordingly, amounts paid or earned by the listed executives from their services provided to these companies are included in this schedule. As of December 31, 1999, Craig has no liability to the individuals for these amounts. All amounts reported are liabilities or have been paid directly by the respective company to the executives for services rendered in the capacities outlined. Any shares listed as option awards refer to that respective Company's securities.

(4) Mr. Tompkins was elected as the President of the Company and was appointed to the Board of Directors of the Company on February 26, 1993. On that same date, he was elected by the Directors of Reading Company as the President and as a member of the Board of Directors of that corporation. Effective January 17, 1997, Mr. Tompkins was appointed Vice Chairman of the Board of Directors of REI and Mr. Smerling was appointed President of REI. While no formal written agreement exists as to the terms of Mr. Tompkins employment in the case of his employment by Craig and Reading, Mr. Tompkins is entitled to his annual base salary from each respective company for a period of a year in the event that his employment is voluntarily terminated and no change of control has occurred. Mr. Tompkins is entitled to a severance payment equal to two years his base salary in the event of a change of control of Craig, and to a two-year severance payment in the case of a change of control of Reading.

(5) Mr. Matyczynski was named the Chief Financial Officer of Craig and Citadel and the Chief Administrative Officer of Reading in November 1999. Pursuant to the employment agreement, in the event of termination of his employment for any reason other than death, or in the event of a merger, acquisition or any restructuring of Craig in which there is a change of control, as defined, a severance payment equal to six months' base compensation would be paid on the date of termination. In addition, Mr. Matyczynski was granted a $33,000 loan in November 1999, to be forgiven ratably over the next three years. Mr. Matyczynski's compensation for the year ended December 31, 1999 did not exceed $100,000, however, the companies have contracted to pay Mr. Matyczynski an annual salary of $185,000.

(6)  Mr. Smerling was appointed President of REI effective January 17, 1997.
     Mr. Smerling also serves as President of City Cinemas from which he is paid separately. City Cinemas provides management services to Reading for a fee. Messrs. Smerling and Wunderle are entitled to receive a payment equal to a year's annual base salary in the event their individual employment with Reading is involuntarily terminated.

(7) In September 1997, the shareholders of REI approved the grant of an option to Mr. Cotter to purchase, subject to various conditions and certain contingencies, up to 460,000 shares of REI Common Stock at $12.80 per share. In addition, the shareholders of REI approved a 1997 Equity Incentive Plan under which Ms. Cotter and Messrs. Smerling, Wunderle and Tompkins, as employees of Reading, were granted incentive stock options to exercise REI common stock, subject to vesting conditions, at $12.80 per share in amounts as detailed in the schedule. Messrs. Tompkins, Smerling and Wunderle surrendered non-qualified options to purchase 17,500, 15,000 and 5,000 shares, respectively, of REI stock in connection with such grant.

(8) Effective January 1, 1999, two individual became participants in a Pension Plan authorized by the Board of Director. Included in Fiscal 1998 is the past service cost accrued to Mr. Tompkins and Ms. Skophammer since their dates of hire.

(9)  Other annual compensation consists of an automobile allowance.

(10) Other compensation represents contributions under Reading's Retirement Savings Plan.

(11) Pursuant to the management agreement entered into by Craig, Reading, and Citadel in December 1999, compensation paid to certain executives by Craig was reallocated, through a management fee arrangement, between the three companies.

(12) Ms. Skophammer and the Company entered into a letter agreement dated as of September 24, 1999, pursuant to which Ms. Skophammer continued as the Company's Chief Financial Officer through November 19, 1999, and thereafter has agreed to make herself available as a consultant through December 31, 2000 subject to a right by Ms. Skophammer to terminate such consulting arrangement on 30 days' notice. In addition, such letter agreement provides for Ms. Skophammer to be entitled to receive a bonus. The amount of such bonus has not yet been finalized nor included in the compensation schedule for 1999.

(13) Mr. Tompkins was granted 40,000 shares of Citadel stock options in November 1999. The options granted to Mr. Tompkins vest over four years in equal amounts except for the 8,000 shares that vested immediately on the grant date. These stock option shares have exercise prices equal to the fair market value of the shares on the date of the grant.

(14) Mr. Matyczynski was granted 30,000 shares of Craig stock options and 30,000 shares of Citadel stock options in November 1999. The shares of Craig and Citadel stock options vest as follows: 15,000 shares of Craig and 15,000 shares of Citadel vest at the end of the first year and the remaining shares vest over the next four years in equal amounts.

(15) Mr. Lawson's annual compensation was paid and disclosed in Australian dollars.

Director Compensation
---------------------

     Directors who are not officers or employees of the Company receive for services as a Director a fee of $25,000 per annum.


II.  Option Grant Table
     ------------------

     The following provides information regarding the grant of Craig stock options during 1999.

                                                                                      Potential Realizable
                                         % of                                        Value at Assumed Annual
                                         Total                                        Rates of Stock Price
                                        Options                                           Appreciation
                         Options        Granted     Exercise                             for Option Term
                         Granted       in Fiscal     Price          Expiration      -------------------------
Name                       (#)           Year        ($/sh)            Date            5%                 10%
------                     ---           ----        ------            ----            --                 ---

Andrzej Matyczynski     30,000(1)        100%         $6.00          11/15/2009      $203,700           $229,700

__________________

(1) Option to acquire shares of the Company's Common Stock granted in November 1999.


III. Option Exercises and Year-end Table
     -----------------------------------

     The following sets forth information with respect to the executives named in the Summary Compensation Table, concerning the exercise of options during the year ended December 31, 1999 and unexercised options as of December 31, 1999.

                                                                                           Value of Unexercised
                                                               Number of Unexercised          In-the-Money at
                                                                Option at 12-31-1999            12-31-1999
                                                                    Exercisable/               Exercisable/
                                                 Shares             ------------               ------------
         Name                Security           Exercised         Unexercisable             Unexercisable (1)
         ----                --------           ---------         -------------             -----------------
James J. Cotter             Common Stock            0                 594,940/0                 $612,800/$0

Gerald P. Laheney          Class A Common           0                  15,000/0                 $  2,000/$0
                          Preference Stock
                            Common Stock            0                  15,000/0                 $       0/0

S. Craig Tompkins          Class A Common           0                  35,000/0                 $ 59,500/$0
                          Preference Stock

Andrzej Matyczynski         Common Stock            0               15,000/15,000               $11,250/$11,250

________________
(1) Represents the amount by which the aggregate market price on December 31, 1999 of the shares subject to such options exceeded the exercise price of such options.


Item 12. Security ownership of certain beneficial owners and management

     As of March 31, 2000, the outstanding voting securities of Craig consisted of 3,440,808 shares of common stock and 7,058,408 shares of Class A common preference stock. Shareholders are entitled to 30 votes for each share of Common Stock and 1 vote for each of Class A Common Preference Stock.

     The following table sets forth information as of March 31, 2000 with respect to persons known by Craig to own beneficially more than 5% of the outstanding shares of Common Stock or Class A Common Preference Stock of Craig and as to the number of shares beneficially owned by each director, and by the Company's officers and directors as a group. All persons listed, unless otherwise stated, have sole voting and investment power with respect to the Common Stock and Class A Common Preference Stock beneficially owned by them.

                                                                                               Class A Common
                                                           Common Stock                        Preference Stock
                                                          ---------------                     -------------------
Amount                                       Amount          Percentage         Amount            Percentage
Name and Address                           Beneficial           of           Beneficially         of Class A
of Beneficial Owner                         Owned(1)      Common Stock(1)      Owned(1)         Common Stock(1)
                                          -------------   ---------------   ---------------   -------------------

James J. Cotter(2)                         2,385,142              59.1%        2,021,702                  28.6%
120 N. Robertson Blvd.
Los Angeles, CA  90048

Hecco Ventures(2)                            617,438              17.9%          720,838                  10.2%
120 N. Robertson Blvd.
Los Angeles, CA  90048

Artisan Partners LTD/(3)                     649,000              18.9%
Artisan Investment Corporation
1000 North Water Street, #1770
Milwaukee, WI 53202

Dimensional Fund Advisors, Inc.(4)           257,900               7.5%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA  90401

First Pacific Advisors, Inc.(5)                                                  896,400                  12.7%
11400 West Olympic Blvd.
Suite 1200
Los Angeles, CA  90064

Lawndale Capital Management, Inc.(6)                                             530,900                   7.5%
One Sansome St. Ste. 3900
San Francisco, CA  94104

Ellen M. Cotter**                              1,000                 *             1,000                     *
Margaret Cotter**(7)                           9,500                 *             9,500                     *
William D. Gould**(8)                         17,000                 *            20,000                     *
Gerard P Laheney**(9)                         15,000                 *            15,000                     *
Robert W. Loefflen**
Andrzej Matyczynski**(10)                     15,000                 *
S. Craig Tompkins**(11)                                                           37,000                     *
Officers and Directors as
      a group (8 persons)(12)              2,444,642              60.6%        2,104,802                  29.8%

_______________
*  Represents less than 1%.
** Business address: c/o Craig Corporation, 550 South Hope Street, Suite 1825,
   Los Angeles, CA 90071.

(1) Applicable percentage of ownership is based on 3,440,808 shares of Common stock and 7,058,408 shares of Class A Common Preference Stock shares outstanding as of March 31, 2000 plus the applicable options for such shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to such shares. Shares subject to options currently exercisable or exercisable within 60 days of March 31, 2000 are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.

(2) Includes the Common Stock and Class A Common Preference Stock owned by Hecco Ventures ("HV"), which is a California general partnership. James J. Cotter is the general partner of a limited partnership which is the general partner of HV. Also includes 594,940 shares of common stock subject to stock options held by Mr. Cotter. Margaret Cotter, a director, and Ellen Cotter, Vice President of Business Affairs for the Company, are the daughters of Mr. Cotter and each are limited partners in the above-reference limited partnership. The other general partners of HV are Michael Forman and a subsidiary of the Decurion Corporation, a company privately owned by Michael Forman and certain members of his family. HV has granted Mr. Cotter the right to vote the shares held by it
     Accordingly, Mr. Cotter has sole voting power and share investment power. Mr. Cotter is also the beneficial owner of 326,232 shares of the Common Stock of REI consisting of 6,000 shares held in a profit sharing plan, and 320,232 shares issuable within 60 days of March 31, 2000 upon the exercise of outstanding stock option.

(3) According to filing with the Securities and Exchange Commission ("SEC") dated February 14, 2000, includes 649,000 Common Stock shares which are owned of record by Artisan Partners LTD/Artisan Investment Corporation ("Artisan").

(4) According to filing with the SEC dated February 3, 2000, Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment manager to certain other investment vehicles, including commingled group trusts (the "Portfolios"). Dimensional possesses both voting and investment power over the shares of Common Stock shown, however, the shares are owned of record by the Portfolios, and Dimensional disclaims beneficial ownership of all such shares.

(5) According to filings with the SEC dated February 11, 2000, includes 217,200 shares which have shared voting power.

(6) According to filings with the SEC, includes 449,200 Class A Common Preference Shares which are owned of record by Diamond A Partners, L.P. ("DAP") and 81,700 Class A Common Preference Shares which are owned of record by Diamond A Investors L.P. ("DAI") over which Lawndale Capital Management, Inc. ("LAM") and Andrew E. Shapiro have shared voting and dispositive power. According to filings with SED, Lawndale Capital Management, Inc., is the investment advisor to DAP and DAI, which are investment limited partnerships and Mr. Shapiro is the sole manager of LAM.

(7) The shares held by Ms. Cotter include 7,500 shares of both Common and Class A Common Preference Stock subject to a vested stock option.

(8) Includes 2,000 shares of Common Stock and 3,000 shares of Class A Common Preference Stock owned by a trust for the benefit of Mr. Gould's children, of which he is co-trustee; Mr. Gould disclaims beneficial ownership of the shares held in the trust.

(9) Represents shares subject to an exercisable option to purchase Common Stock and/or Class A Common Stock within 60 days of March 31, 2000.

(10) Mr. Matyczynski was elected Chief Financial Officer of the Company on November 19, 1999. On that date, he was granted 30,000 shares of Craig common stock.

(11) Includes 35,000 shares subject to a stock option and 2,000 shares held in various retirement accounts for the benefit of Mr. Tompkins and his wife.

(12) Includes 632,440 shares of Common Stock and 57,500 shares of Class A Common Preference Stock subject to stock options.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

    The Compensation Committee in 1999 was composed of two directors, William D. Gould and Gerard P. Laheney. Mr. Gould is a member of Troy & Gould Professional Corporation, a law firm that Craig retained and paid approximately $6,000 in Fiscal 1999. Messrs. Cotter and Tompkins serve as members of REI's Board of Directors and, as directors, approve decisions of REI's Compensation Committee with respect to compensation of REI's officers and directors. Messrs. Cotter and Tompkins serve as members of Citadel Holding Corporation's Board of Directors, and, as directors, approve decisions of Citadel's Compensation Committee with respect to compensation of Citadel's officers and directors. Mr. Cotter is a member of Citadel's Compensation Committee.

    The Company, together with Reading, owns a 49% interest in BRI and Mr. Cotter and Mr. Tompkins each have a 1.6% beneficial interest in BRI. Directors Messrs. Gould, Laheney and Ms. Margaret Cotter also serve as directors and employees of BRI, from whom they receive compensation as detailed under the caption "Director Compensation".


Item 13.  Certain Relationships and Related Transactions

General
--------

     The Company is principally engaged in the business of identifying, acquiring, owning and strategically managing controlling interests in other operating public companies. Accordingly, the Company operates primarily through less than wholly-owned affiliates. Only one of these affiliates, Reading Entertainment, Inc., is consolidated for financial reporting purposes. These affiliated companies have certain over-lapping ownership and management structure, as described below.

Ownership and Management Interlocks
-----------------------------------

     The Company owns common stock and convertible preferred stock comprising 78% of the voting securities of Reading Entertainment, inc., ("REI" and collectively with its wholly owned subsidiaries "Reading"). The Company, on a consolidated basis with Reading, owns common stock representing 48% of Citadel Holding Corporation ("CHC" and collectively with its wholly owned subsidiaries "Citadel") (real estate and agricultural interests), and 49% of Big 4 Ranch, Inc. ("BRI") (agricultural interests). Cecelia Packing, a company wholly owned by Mr. Cotter ("Cecelia"), and the trust for one of Mr. Tompkins' children each own an additional .6% of the common stock of BRI, resulting in a combined voting interest of greater than 51% in that company. Citadel and BRI each own a 40% (for an aggregate 80% interest) in three agricultural partnerships (the "Agricultural Partnerships"), which collectively own approximately 1,600 acres of California agricultural land, improved principally with citrus groves. Citadel owns 80% of Farming, which manages the agricultural properties for the Agricultural Partnerships.

     The Company's principal assets is its REI securities. At December 31, 1999, the Company's carrying value of its interests in REI, CHC and BRI at the Craig Corporation level were $104,040,000, $6,288,000 and $0, respectively. BRI was formed by Citadel to satisfy certain federal limitations on the ownership of land irrigated with water from federal water projects and spun-off to the stockholders of CHC, including the Company and REI, in December 1997.

     James J. Cotter is the Chairman of the Board of the Company, REI and CHC and the Chief Executive Officer of CHC. S. Craig Tompkins is the President and a director of the Company, the Vice Chairman of REI, the Vice Chairman, and Secretary/Treasurer of CHC, and serves for administrative convenience as an assistant secretary of BRI. Andrzej Matyczynski serves as the Chief Financial Officer of the Company and CHC, and as the Chief Administrative Officer of REI. Margaret Cotter is a director of the Company. William D. Gould is a director of REI, and Gerard P. Laheney is the Chairman and Chief Executive Officer of BRI. Ellen Cotter is the Vice President of Angelika Cinemas, Inc., a wholly owned subsidiary of Reading, and the Secretary/Treasurer of Citadel Agriculture, Inc.

     The Company shares office space and certain administrative costs and expenses with Citadel. Citadel provides real estate advisory services to Reading, and certain general administrative services to BRI, for which it was paid $185,000 in 1999. Farming receives in consideration of its services to the Agricultural Partnerships reimbursement of its costs plus 5% of the net revenues from the farming operation, calculated after picking, packing and hauling.

Related Party Transactions with Affiliates
------------------------------------------

     The Company's operating affiliates Reading, Citadel and BRI have from time to time entered into transactions involving the Company's controlling stockholders and affiliates. These transactions are described in greater detail below.

     Agricultural Transactions:  On December 31, 1997, BRI, Citadel, Cecelia and
     -------------------------
Visalia LLC (a limited liability company controlled by James J. Cotter and owned by Mr. Cotter and his children) formed the Agricultural Partnerships. The Agricultural Partnerships are owned 40%, 40%, and 20%, respectively, by these three entities. On December 31, 1997, the Agricultural Partnerships acquired a citrus-producing agricultural property for approximately $7,600,000. The Partnerships currently use Farming to farm their properties as described above. Farming is owned 80% by Citadel and 20% by Visalia. Farming, in turn, contracts with Cecelia for certain bookkeeping and administrative services, for which it pays a fee of $6,000 per month. Cecelia also packs fruit for the Agricultural Partnerships.

     The acquisition was financed by a ten-year purchase money mortgage in the amount of $4,050,000 million, a line of credit from Citadel and pro-rata contributions from the partners. Through its holdings in BRI and Citadel, the Company owns approximately 38% of such Partnerships at December 31, 1999. In December 1998, the Partnerships suffered a freeze which destroyed the 1998-1999 crop. The Partnerships have no funds to make capital contributions to repay the of credit from Citadel or fund the estimated $3,501,000 required to fund costs associated with production of a 1999-2000 crop and complete the proposed 1999 planting other than to call upon the partner for funding. BRI has no funds or resources with which to provide such funding, other than to call upon its separate line of credit from Citadel. To date, Citadel and Visalia have loaned the funds required by the Agricultural Partnerships on an 80/20 basis.

     Certain Entertainment Related Transactions:  The Angelika Film Center
     ------------------------------------------
("AFC") is owned on a 50/50 basis by Reading and Sutton Hill, a partnership affiliated with City Cinemas, a Manhattan-based cinema operator owned in equal parts by James J. Cotter and Michael Forman. Mr. Foreman is a general partner of HV which owns capital stock comprising 16.9% of the voting power of the Company's securities. City Cinemas manages the AFC and two other cinemas operated by Reading pursuant to management agreements. Robert F. Smerling, President of Reading, and Neil Sefferman, Vice President - Film of the Company, also serve in the same positions with City Cinemas.

     In December 1998, the Company and Sutton Hill entered into an Agreement in Principle to lease and operate four cinemas and manage three other cinemas all of which are located in Manhattan and which together constitute the City Cinemas circuit. In addition the Agreement in Principle provides for the acquisition by the Company of three live "Off Broadway" theaters also located in Manhattan.
The Conflicts Committee of the REI Board of Directors (the "Conflicts Committee"), comprised entirely of directors independent of Messrs. Cotter and Foreman, reviewed and negotiated the transaction. Consummation of the transaction is contingent upon, among other things, receipt of fairness opinions relating to the transactions and approval of REI's shareholders of the issuance of Common Stock for the acquisition of the "Off Broadway Theaters." In December 1998, the Company paid a deposit of $1,000,000 in connection with these transactions.

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

    Certain Family Relationships:  Mr. Cotter, the Company's controlling
    ----------------------------
stockholder, has advised the Company that he considers his holdings in the Company to be a long-term investment to be passed to and eventually to be controlled by his heirs. The Directors believe that it is in the best interest of the Company and its stockholders for these heirs to become experienced in the operations and affairs of the Company and its operating affiliates.
Accordingly, Margaret Cotter serves as a director of the Company and as an officer and director of BRI. Ms. M. Cotter also serves as an officer of Cecelia and Union Square Management, Inc. Ms. E. Cotter serves as the Vice President Business Affairs for the Company and REI and as the Chief Financial Officer and Secretary of Citadel Agriculture, Inc. Ms. M. Cotter and Ms. E. Cotter are each graduates of the Georgetown Law Center and were in public and private practice, respectively, prior to joining the Company. Mr. Cotter's son, an attorney, was elected to the Board of Directors of Gish Biomedical, Inc. on September 15, 1999. Citadel owns 15.6% of the outstanding common stock of Gish Biomedical, Inc. The directors of Gish currently serve without compensation.

    Certain Miscellaneous Transactions:  In 1997, Reading loaned Mr. R.
    ----------------------------------
Smerling, its President, an aggregate of $70,000. This non-interest bearing loan is payable upon demand.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM
          8-K

(a)(1)    Consolidated Financial Statements:

                                                      PAGE
                                                      ----

Consolidated Balance Sheets
As of December 31, 1999 and 1998......................  F-1

Consolidated Statements of Operations
     Years Ended December 31, 1999, 1998 and 1997.....  F-3

Consolidated Statements of Shareholders' Equity
     Years Ended December 31, 1999, 1998 and 1997.....  F-4

Consolidated Statements of Cash Flows
     Years Ended December 31, 1999, 1998 and 1997.....  F-5

Notes to Consolidated Financial Statements............  F-7

Report of Independent Auditors........................ F-38

All schedules other than those listed above are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or the notes therein.

(a)(2)    Exhibits.  See Item 14(c) for Index of Exhibits.

(b) Registrant filed Reports on Form 8-K with the Securities and Exchange Commission on May 28, 1999, September 23, 1996 and October 30, 1996.

(c) Exhibits (Items denoted by * represent management or compensatory contract)

          3.1 Certificate of Amendment and Restatement of the Articles of Incorporation, a Nevada corporation (filed herewith).

          3.2 Restated and Amended Bylaws of Craig Corporation, a Nevada corporation (filed herewith).

          10.1* Stock Option Agreement dated as of June 8, 1992 between James J. Cotter and Craig Corporation (incorporated by reference to the Company's Form 10-K Report for the year ended September 30, 1992).

          10.2 Amendment to Consulting Agreement between James J. Cotter and Craig Corporation (incorporated by reference to the Company's Report on Form 10-K for the year ended September 30, 1995).

          10.3* Stock Option Agreement between James J. Cotter and Craig Corporation (incorporated by reference to the Company's Report on Form 10-K for the year ended September 30, 1995).

          10.4 Stock Purchase and Sale Agreement dated March 29, 1996 between Craig Corporation and Reading Holdings, Inc. (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1996).

          10.5 Stock Exchange Agreement dated May 17, 1996 between Craig Corporation and James J. Cotter (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1996).

          10.6* Exchange Agreement among Reading Company, Reading Entertainment, Inc., Craig Corporation, Craig Management, Inc., Citadel Holding Corporation and Citadel Acquisition Corp., Inc. (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.7 Asset Put and Registration Rights Agreement dated October 15, 1996 by and among Reading Entertainment, Inc., Citadel Holding Corporation, and Citadel Acquisition Corp., Inc. (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.8 The Sale Agreement dated as of July 1, 1996, by and among Reading Investment Company, Inc., as Purchaser, AFCI, as Seller, and Houston Cinema, Inc., with all Exhibits and Schedules omitted (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.9 Amendment to the Sale Agreement made and entered into as of July 27, 1996 by and among Reading Investment Company, Inc., AFCI and Houston Cinema, Inc. (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.10 $2,000,000.00 Non-Negotiable Secured Promissory Note dated as of August 27, 1996 (the "Holdback Note") by AFC, as Maker, to AFCI, as Payee (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.11 Pledge Agreement dated August 27, 1996 by and among AFCI, as Secured Party, and AFC, as Debtor, concerning the cash security for the Holdback Note (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.12 Limited Liability Company Agreement between Angelika Cinemas, Inc. and Sutton Hill Associates dated August 27, 1996 (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.13 Management Agreement dated as of August 27, 1996 between Angelika Film Centers, LLC and City Cinemas Corporation (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.14 Purchase Agreement between Equipment Leasing Associates 1995-VI Limited Partnership and FA, Inc. effective December 20, 1996 (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.15 Master Lease Agreement between FA, Inc. and Equipment Leasing Associates 1995-VI Limited Partnership dated December 20, 1996 (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.16 Nonrecourse Promissory Note between FA, Inc. and Equipment Leasing Associate 1995-VI Limited Partnership effective December 20, 1996 (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.17 Lease Rental Purchase Agreement between FA, Inc. and Ralion Financial Services, Inc. dated December 31, 1996 (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.18 Stock Purchase Agreement dated as of April 11, 1997 by and between Craig Corporation and Citadel Holding Corporation (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.19 Secured Promissory Note dated as of April 11, 1997 issued by Craig Corporation to Citadel Holding Corporation in the principal amount of $1,998,000 (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.20 Certificate of Designations, Preferences and Rights of Series A Voting Cumulative Convertible Preferred Stock and Series B Voting Cumulative Convertible Preferred Stock of Reading Entertainment, Inc. (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1996).

          10.21 Master Management Agreement between Angelika Holdings, Inc. and City Cinemas Corporation dated November 26, 1997 (incorporated by reference to Exhibit 10.50 to the Company's Report on Form 10-K for the year ended December 31, 1997).

          10.22* Amended and Restated Stock Option Agreement between Craig Corporation and James J. Cotter dated December 8, 1997 (incorporated by reference to Exhibit 10.51 to the Company's Report on Form 10-K for the year ended December 31, 1997).

          10.23* Stock Option Agreement between Craig Corporation and S. Craig Tompkins (incorporated by reference to Exhibit 10.52 to the Company's Report on Form 10-K for the year ended December 31, 1997).

          10.24 Agreement in Principle between Reading Entertainment, Inc. and City Cinemas dated December 2, 1998 (incorporated by reference to Exhibit 10.26 to the Company's Report on Form 10-K for the year ended December 31, 1998).

          10.25* Craig Corporation Key Personnel Retirement Plan (incorporated by reference to Exhibit 10.27* to the Company's Report on Form 10-K for the year ended December 31, 1998).

          10.26* Employment contract between Andrzej Matyczynski and Craig Corporation dated October 28, 1999 (filed herewith).

          10.27     1999 Craig Stock Option Plan (filed herewith).

          10.28 Craig Employee 401(k) Savings Plan -Plan Document (filed herewith).

          10.29 Purchase agreement between Reading Entertainment and National Auto Credit, Inc. dated April 5, 2000 (filed herewith).

          16        Notice of Change of Principal Accountants (filed herewith).

          21        Subsidiaries of the Registrant (filed herewith).

          27        Financial Data Schedule

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CRAIG CORPORATION


By:  /s/ S. Craig Tompkins       By:   /s/ Andrzej Matyczynski
     ---------------------             -----------------------
     S. CRAIG TOMPKINS                 ANDRZEJ MATYCZYNSKI
     President                         Chief Financial Officer
     April 11, 2000                    April 11, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated.



By:  /s/ James J. Cotter         By:   /s/ William D. Gould
     -------------------               --------------------
     JAMES J. COTTER                   WILLIAM D. GOULD
     Director                          Director
     April 11, 2000                    April 11, 2000


By:  /s/ Gerard P. Laheney       By:   /s/ Margaret Cotter
     ---------------------             -------------------
     GERARD P. LAHENEY                 MARGARET COTTER
     Director                          Director
     April 11, 2000                    April 11, 2000


By:  /s/ S. Craig Tompkins
     ---------------------
     S. CRAIG TOMPKINS
     Director
     April 11, 2000

                      CRAIG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                             December 31,               December 31,
                                                                               1999                        1998
                                                                           ---------------           ---------------
ASSETS                                                                             (In thousands of dollars)
--------------------------------------------------                         -----------------------------------------
Current Assets
Cash and cash equivalents                                                       $ 15,077                   $ 63,314
Receivables                                                                          695                        582
Restricted cash                                                                      948                        904
Inventories                                                                          316                        236
Prepayments and other current assets                                               1,389                        543
Due from affiliate                                                                 1,000                      1,000
-------------------------------------------------------------------------------------------------------------------
  Total current assets                                                            19,425                     66,579
-------------------------------------------------------------------------------------------------------------------
Equity investment in Citadel                                                      17,246                     12,962
Equity investments in foreign affiliates                                           2,140                      5,187
Note receivable from joint venture partners                                        1,549                      2,357
Net investment in leased equipment                                                    --                      2,125
Assets held for sale                                                               5,740                         --
Property held for development                                                     31,623                     32,949
Property and equipment, net                                                       58,501                     28,063
Other assets                                                                       1,807                      3,758
Excess of cost over net assets acquired, net                                       9,975                     10,611
-------------------------------------------------------------------------------------------------------------------
  Total assets                                                                  $148,006                   $164,591
===================================================================================================================

          See accompanying notes to consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)

                                                                            December 31,              December 31,
                                                                                1999                     1998
                                                                           ---------------          --------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                               (In thousands of dollars)
------------------------------------                                       ---------------------------------------
Current Liabilities:
Accounts payable                                                                $  3,340                    $  3,155
Film rental payable                                                                1,718                       1,347
Accrued property costs                                                             4,355                       1,734
Accrued taxes                                                                        708                         495
Accrued restructuring charges                                                        846                          --
Property purchase commitments                                                         --                       8,066
Note payable                                                                       8,618                         149
Note payable to Citadel                                                            1,998                       1,998
Short term debt                                                                       --                         594
Other liabilities                                                                    703                         596
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                         22,286                      18,134
--------------------------------------------------------------------------------------------------------------------

Note payable                                                                       1,035                         920
Other liabilities                                                                  5,917                       4,606
Deferred tax liabilities                                                           8,368                       8,368
--------------------------------------------------------------------------------------------------------------------
Total long term liabilities                                                       15,320                      13,894
--------------------------------------------------------------------------------------------------------------------

Redeemable Preferred stock of Reading                                              7,000                       7,000

Minority interest in equity of subsidiaries                                       22,797                      30,221

Lease agreements and commitments

Shareholders' Equity
Preferred stock, par value $.25, 1,000,000 shares authorized,
 none issued                                                                          --                          --
Class A common preference stock, par value $.01, 10,000,000
 shares authorized, 8,734,065 issued and 7,058,408 and 7,058,412
 outstanding at December 31, 1999 and 1998, respectively                              87                          87
Class B common stock, par value $.01, 20,000,000 shares
 authorized, none issued                                                              --                          --
Common Stock, par value $.25, 7,500,000 shares authorized,
 5,444,065 shares issued and 3,512,308 and 3,628,612 outstanding
 at December 31, 1999 and 1998, respectively                                       1,361                       1,361
Additional paid-in capital                                                        31,111                      31,111
Accumulated other comprehensive (loss)                                            (4,052)                     (6,000)
Retained earnings                                                                 73,449                      89,257
Cost of treasury shares, 3,607,406 and 3,491,106 at
   December 31, 1999 and December 31, 1998, respectively                         (21,353)                    (20,474)
--------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                        80,603                      95,342
--------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                      $148,006                    $164,591
====================================================================================================================

         See accompanying notes to consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Years Ended December 31,
                                                                     1999                   1998                  1997
                                                                     ----                   ----                  ----
                                                                   (In thousands of dollars, except per share amounts)
                                                                   ---------------------------------------------------
Revenues:
Theater:
 Admissions                                                         $ 27,604               $24,792               $19,978
 Concessions                                                           8,450                 7,625                 6,078
 Advertising and other                                                 1,757                 1,139                   928
Real estate                                                              677                   373                   180
Dividend income from Stater                                               --                    --                 4,330
Service income from Stater                                                --                    --                   972
------------------------------------------------------------------------------------------------------------------------
                                                                      38,488                33,929                32,466
------------------------------------------------------------------------------------------------------------------------

Expenses:
Theater costs                                                         29,644                24,370                20,081
Theater concession costs                                               1,930                 1,653                 1,296
Depreciation and amortization                                          3,061                 2,570                 1,737
Loss from joint venture                                                   --                   164                   207
General and administrative                                            13,444                11,897                11,449
Asset impairment and restructuring charges                            18,208                    --                    --
------------------------------------------------------------------------------------------------------------------------
                                                                      66,287                40,654                34,770
------------------------------------------------------------------------------------------------------------------------

Loss from operations                                                 (27,799)               (6,725)               (2,304)
Earnings from equity investments                                       4,023                 1,739                   392
Other income (expense)                                                 1,033                  (587)                1,158
Interest and dividend income                                           1,831                 4,755                 3,444
Interest expense                                                        (534)                 (224)                 (207)
Gain from conversion of common stock interest in
 Stater                                                                   --                    --                 2,002
------------------------------------------------------------------------------------------------------------------------
(Loss) earnings before taxes and minority interest                   (21,446)               (1,042)                4,485
Minority interest                                                      7,240                 1,629                   133
------------------------------------------------------------------------------------------------------------------------
(Loss) earnings before taxes                                         (14,206)                  587                 4,618
Provision for taxes                                                   (1,147)                 (986)               (1,312)
------------------------------------------------------------------------------------------------------------------------
Net (loss) earnings                                                  (15,353)                 (399)                3,306
Dividends paid on subsidiary redeemable
 preferred stock                                                        (455)                 (455)                 (455)
------------------------------------------------------------------------------------------------------------------------
Net (loss) earnings applicable to Craig common
 shareholders                                                       $(15,808)              $  (854)              $ 2,851
========================================================================================================================
Basic (loss) earnings per share                                       $(1.49)               $(0.08)                $0.26
========================================================================================================================
Diluted (loss) earnings per share                                     $(1.49)               $(0.08)                $0.26
========================================================================================================================

         See accompanying notes to consolidated financial statements.

                                                                CRAIG CORPORATION AND SUBSIDIARIES
                                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                                         (In Thousands)

                                                 Common Stock        Class A
                                                  Outstanding      Common Stock                Accumulated
                                                ---------------   --------------                  Other
                                                          Par               Par    Paid-In    Comprehensive    Retained
                                                Shares   Value    Shares   Value   Capital    Income (Loss)    Earnings
                                                ------   ------   ------   -----   --------   --------------   ---------

Balance at Jan. 1, 1997                          5,444   $1,361    1,645     $16   $30,828          $   114    $ 87,260

Net income (including comprehensive loss)                                                            (4,437)      3,306

Stock dividend declared                                            5,385
Dividends paid on Reading redeemable
 preferred stock                                                                                                   (455)
----------------------------------------------------------------------------------------------------------------------------
Balances at Dec. 31, 1997                        5,444   $1,361    7,030     $16   $30,828          $(4,323)   $ 90,111

Net loss (including comprehensive loss)                                                              (1,677)       (399)

Stock repurchases
Issuance of stock dividend                                         1,704      71       (71)
Issuance of treasury stock                                                             354
Dividends paid on Reading preferred stock                                                                          (455)
----------------------------------------------------------------------------------------------------------------------------
Balances at Dec. 31, 1998                        5,444   $1,361    8,734     $87   $31,111          $(6,000)   $ 89,257

Net loss (including comprehensive income)                                                             1,948     (15,353)

Stock repurchases
Dividends paid on Reading redeemable
 preferred stock                                                                                                   (455)
----------------------------------------------------------------------------------------------------------------------------
Balances at Dec. 31, 1999                        5,444   $1,361    8,734     $87   $31,111          $(4,052)   $ 73,449
============================================================================================================================

                                                CRAIG CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                         (In Thousands)

                                                          Treasury        Total
                                                            Stock     Shareholders'
                                                           at Cost        Equity
                                                          ---------   ------------

Balance at Jan. 1, 1997                                   $(19,754)      $ 99,825

Net income (including comprehensive loss)                                  (1,131)

Stock dividend declared
Dividends paid on Reading redeemable
 preferred stock                                                             (455)
------------------------------------------------------------------------------------
Balances at Dec. 31, 1997                               $(19,754)        $ 98,239

Net loss (including comprehensive loss)                                    (2,076)

Stock repurchases                                           (984)            (984)
Issuance of stock dividend
Issuance of treasury stock                                   264              618
Dividends paid on Reading preferred stock                                    (455)
------------------------------------------------------------------------------------
Balances at Dec. 31, 1998                               $(20,474)        $ 95,342

Net loss (including comprehensive income)                                 (13,405)

 Comprehensive gain

Stock repurchases                                           (879)            (879)
Dividends paid on Reading redeemable
 preferred stock                                                             (455)
------------------------------------------------------------------------------------
Balances at Dec. 31, 1999                               $(21,353)        $ 80,603
====================================================================================

          See accompanying notes to consolidated financial statements.

                               CRAIG CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Years ended December 31,
                                                           1999                  1998                  1997
                                                        ------------------------------------------------------
                                                                       (in thousands of dollars)
                                                        ------------------------------------------------------
Operating Activities
Net (loss) earnings                                      $(15,353)           $   (399)                $  3,306
Adjustments to reconcile net (loss) earnings to net
  cash provided by operating activities:
Gain on conversion of Stater common stock                      --                  --                   (2,002)
Depreciation                                                2,628               1,895                    1,108
Amortization                                                  433                 675                      629
Asset impairment write-down                                18,208                  --                       --
Deferred rent expense                                         395                 217                      406
Equity losses of affiliates                                (4,023)             (1,739)                    (392)
Write off of capitalized development                          385                 542                    1,308
(Gain) loss on disposal of assets                              88                 634                      (15)
Preferred stock dividend income                                --                  --                       --
Increase in deferred taxes                                     --                  --                      160
Minority interest                                          (7,240)             (1,629)                    (133)
Changes in operating assets and
 liabilities:
(Increase) decrease in current assets                        (925)              1,348                    2,807
Increase (decrease) in payables                             1,343                (571)                  (3,410)
Increase (decrease) in film rental                            357                (284)                     545
Increase (decrease) in other liabilities                      (18)               (447)                     654
Other, net                                                    595                 (27)                    (284)
--------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities        (3,127)                215                    4,687
--------------------------------------------------------------------------------------------------------------------

Investing activities
Purchase of property held for development                  (1,739)            (12,445)                  (5,106)
Purchase of property and equipment                        (39,219)            (11,083)                 (14,783)
Payments on property purchase commitments                  (7,938)             (3,397)                      --
Purchase of Angelika theaters                                  --                  --                     (229)
Purchase of Reading stock from minority                        --                  --                     (819)
 interests
Investment in joint ventures                                 (275)             (2,601)                  (1,850)
Loan to joint venture partners                                 --                (594)                  (2,021)
Proceeds from sale of investment property                   2,146                  --                       --
Proceeds from redemption of Stater Preferred                   --                  --                   69,980
Investment in Citadel and Big 4 Common Stock                   --              (3,636)                  (1,998)
Investment in Royal George Theater                           (105)             (1,369)                      --
Investment in New York live theaters and City
  Cinemas                                                      --              (1,332)                      --
Decrease (increase) in restricted cash                         44               3,664                   (1,421)
--------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities       (47,086)            (32,793)                  41,753
--------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                               CRAIG CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                   Years ended December 31,
                                                    1999                     1998                     1997
                                           -------------------------------------------------------------------
                                                                  (in thousands of dollars)
                                           -------------------------------------------------------------------
Financing activities
Minority interest distributions                      (470)                     (417)                    (371)
Change in minority partner                            278                        --                       --
Payment of Reading preferred dividends               (455)                     (455)                    (455)
Proceeds from short-term debt                       4,639                       601                       --
Borrowings from affiliates                             --                        --                    1,998
Treasury stock repurchases                           (879)                     (984)                      --
Proceeds from landlord                                 --                        --                      280
Payment of debt and liabilities                      (739)                     (766)                  (1,500)
--------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)
     Financing activities                           2,374                    (2,021)                     (48)
--------------------------------------------------------------------------------------------------------------

Effect of foreign exchange rate changes              (398)                     (289)                    (362)
--------------------------------------------------------------------------------------------------------------

(Decrease) increase in cash and cash
 equivalents                                      (48,237)                  (34,888)                  46,030
Cash and cash equivalents at beginning of
 the period                                        63,314                    98,202                   52,172
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at
  end of period                                  $ 15,077                  $ 63,314                  $98,202
==============================================================================================================

Supplemental disclosures:
  Interest paid                                  $    471                  $    220                 $   207
  Taxes paid                                     $    320                  $    408                 $ 2,405


         See accompanying notes to consolidated financial statements.

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Craig Corporation and its wholly owned subsidiaries ("Craig" or the "Company") and its majority owned subsidiaries (collectively, the "Consolidated Company"). Such majority owned subsidiaries include the accounts of Reading Entertainment, Inc. ("REI" and together with its consolidated subsidiaries, "Reading").

     The Company's principal holdings at December 31, 1999 consisted of (i) common and preferred stock representing approximately 78% of the voting power of REI (ii) common shares representing approximately 16.4% of the outstanding common shares of Citadel Holding Corporation ("CHC" and collectively with its consolidated subsidiaries "Citadel") and, (iii) 16.4% of the outstanding common stock of Big 4 Ranch, Inc., a company owing a 40% interest in certain agricultural properties located in Kern County, California, and (iv) cash and cash equivalents. The Consolidated Company holds a 48% interest in Citadel and 49% interest in Big 4 Ranch, Inc.

     Through its majority owned subsidiaries, REI is principally in the business of developing and operating multi-plex cinemas in Australia and New Zealand.
REI also operates cinemas in Puerto Rico and the United States. Reading's cinemas are owned through various subsidiaries and operates under the Angelika Film Centers and Reading Cinemas names in the mainland United States (the "Domestic Cinemas"); through Reading Cinemas of Puerto Rico, Inc., a wholly-owned subsidiary, under the name CineVista in Puerto Rico; through Reading Entertainment Australia Pty Limited (collectively with its subsidiaries referred to herein as "Reading Australia") under the Reading Cinemas name in Australia (the "Australia Circuit") and through a 50/50 joint venture in New Zealand under the Berkeley Cinemas name. Reading's entertainment center development activities in Australia and New Zealand are conducted through Reading Australia and through affiliates of Reading New Zealand Ltd. (collectively referred to herein as "Reading New Zealand"), respectively.

     Through its ownership of REI, the Company principally operates in two business segments, cinema operations and real estate development (Note 3).

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

     Basis of Accounting: The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

     Income Taxes: Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------

     Cash Equivalents: The Consolidated Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates fair market value, and consist principally of Eurodollar time deposits, interest-bearing bank deposits, federal agency securities and short-term money market instruments.

     Inventories: Inventories are comprised of confection goods used in theater operations and are stated at the lower of cost (first-in, first-out method) or net realizable value.

     Property held for development: Property held for development consists of land, including land acquisition costs, acquired for the potential development of multiplex cinemas and/or entertainment centers and currently held either for such purposes or for other development purposes. Property held for development is carried at cost and, at such time that construction of the related multiplex cinema and/or entertainment center commences, is transferred to Property and equipment with future construction costs accounted for as Construction-in-progress.

     Property and Equipment: Property and equipment is carried at cost. Depreciation of buildings, capitalized lease, leasehold improvements and equipment is recorded on a straight-line basis over the estimated useful lives of the assets or, if the assets are leased, the remaining lease term, whichever is shorter. The estimated useful lives are generally as follows:

          Building and Improvements                        20-40 years
          Equipment                                         3-15 years
          Furniture and Fixtures                             3-7 years
          Leasehold Improvements                           10-20 years

     Construction in Progress and Property Development Costs: Construction-in-progress and property development costs are comprised of direct costs associated with the development of potential cinemas (whether for purchase or lease) or entertainment center locations. Startup costs and other costs not directly related to the acquisition of long term assets are expensed as incurred.
Amounts are carried at cost unless management decides that a particular location will not be pursued to completion or if the costs are no longer relevant to the proposed project. If such a judgment is made, previously capitalized costs which are no longer of value to the Consolidated Company are expensed. Included in the Statement of Operations as "General and administrative expenses" are write-offs of such development costs for the years ended December 31, 1999, 1998 and 1997, amounting to approximately $682,000, $542,000, and $1,308,000, respectively.

     Cost in Excess of Net Assets Acquired: Cost in excess of net assets acquired resulted from the acquisition of the Angelika Film Center, a 6-screen cinema located in the Soho area of Manhattan, New York (the "NY Angelika") by Reading in August 1996 and in December 1997 acquisition of a 5-screen cinema located in Minneapolis, Minnesota (the "St. Anthony"). The amount of the purchase price of the NY Angelika assets in excess of the appraised value of the assets acquired is being amortized on a straight-line basis over a period of 20 years. The fair value of the NY Angelika assets was determined by an independent appraiser. The purchase price of the St. Anthony is being amortized on a straight-line basis over the remaining life of the lease which is approximately 4 years. Accumulated amortization at December 31, 1999 and 1998 was approximately $2,062,000 and $1,426,000, respectively.

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------

     Advertising Costs: The Company expenses the costs of advertising as incurred. Advertising expense was $1,518,000, $1,005,000, and $670,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

     Accounting for the Impairment of Long Lived Assets: The Company reviews long-lived assets, including intangibles, for impairment if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the sum of the estimated future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, an impairment loss is recognized on the amount by which the carrying value of the asset exceeds its estimated fair value. The fair value of assets is determined as either the expected selling price less selling costs or the present value of the estimated future cash flows (See Note 5).

     Translation of Non-U.S. Currency Amounts: The financial statements and transactions of Reading Australia's and Reading New Zealand's cinema and real estate operations are maintained in their functional currency, Australian and New Zealand dollars, and translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Assets and liabilities of such operations are denominated in their functional currency and translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the period. Translation adjustments are comprehensive income
(loss) reported as a component of Shareholders' equity.

     Earnings (Loss) Per Share: Basic earnings (loss) per share is calculated by dividing net earnings (loss) applicable to common shareholders by the weighted average shares outstanding during the periods presented. The weighted average number of shares used in the computation of basic earnings (loss) per share was 10,636,303, 10,777,325, and 10,769,824, for the years ended December 31, 1999,
1998 and 1997, respectively. Diluted earnings (loss) per share, is calculated by dividing net earnings (loss) applicable to common shareholders by the weighted average common shares outstanding for the period presented plus the dilutive effect of stock options. The weighted average number of shares used in the computation of diluted earnings (loss) per share was 10,636,303, 10,777,325, and 10,966,079, for the years ended December 31, 1999, 1998 and 1997, respectively. During fiscal 1999 stock options to purchase 719,940 shares of common stock were outstanding at an average market price of $6.24 per share, however, the Company reported a net loss in Fiscal 1999 and therefore, the stock options were anti-dilutive. Basic and diluted net earnings (loss) per share for Fiscal 1999, 1998 and 1997 were calculated based on net earnings (loss) applicable to common stock shareholders, which includes a reduction for dividends declared on the redeemable preferred stock of REI amounting to $455,000 per year for each of the three years (Note 14).

     Stock-Based Compensation: The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock (Note 16).

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------

     Comprehensive income: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") was adopted in 1998. The standard establishes guidelines for the reporting comprehensive income and its components in the financial statement. Comprehensive income includes unrealized gains and losses on debt and equity securities classified as available-for-sale as well as the Company's foreign currency adjustments (See Note 23).

     Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000 and requires all derivatives to be recorded on the balance sheet at fair value as either assets or liabilities depending on the rights of obligations under the contract. SFAS 133 also establishes new accounting methodologies for the following three classifications of hedges: fair value, cash flow and net investment in foreign operations. Management believes the adoption of SFAS 133 will not have a material impact on the Company's financial position or results or operations.

     Reclassification: Certain amounts in previously issued financial statements have been reclassified to conform to the current presentation.


NOTE 2 -- ACQUISITION OF READING ENTERTAINMENT, INC. ("READING")

     In a transaction between Craig, Reading, Citadel Holding Corporation ("CHC" and collectively with its consolidated subsidiaries, "Citadel") and certain of their affiliates, Craig and its wholly owned subsidiary, Craig Management, Inc. ("CMI"), and Citadel contributed assets in exchange for REI convertible preferred and common stock and certain contractual rights ("Stock
Transactions").

     In the Stock Transactions, REI issued (i) 70,000 shares of Series A Voting Cumulative Convertible Preferred Stock, (the "REI Series A Preferred Stock") to Citadel (See Note 14) and granted certain contractual rights to Citadel in return for $7,000,000 in cash and (ii) 550,000 shares of Series B 6.5% Voting Cumulative Convertible Preferred Stock with a stated value of $55,000,000, ("REI Series B Preferred Stock"), and 2,476,190 shares of Common Stock to Craig in exchange for certain assets owned by Craig ("Craig Assets"). The REI Series B Preferred Stock bears a cumulative dividend of 6.5%, payable quarterly and is convertible into REI common shares at a conversion price of $12.25 per share. The Craig Assets consisted of 693,650 shares of Stater Bros. Holdings, Inc.'s ("Stater") Series B Preferred Stock ("Stater Preferred Stock"), a 50% membership interest in Reading International, of which an indirect wholly owned subsidiary of REI was the sole other member, and 1,329,114 shares of Citadel's 3% Cumulative Voting Convertible Preferred Stock, stated value $3.95 per share ("CHC Preferred Stock").

     The contractual rights granted to Citadel in the Stock Transactions are set forth in an Asset Put and Registration Rights Agreement ("Asset Put Option") pursuant to which Citadel has the right to require REI to acquire substantially all of Citadel's assets and assume related liabilities for shares of REI Common Stock, until 30 days after REI files its Annual Report on Form 10-K for the year ending December 31, 1999. Citadel has advised REI that it does not intend to exercise the Asset Put Option.

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------

     The acquisition of the REI securities by Craig has been accounted for as a purchase and accordingly, the purchase price was allocated to assets and liabilities based on their estimated fair values, after consideration of the recognition by REI of previously reserved deferred tax assets as of the date of the Stock Transactions. The aggregate purchase price of the Fiscal 1996 Stock Transaction purchases of REI stock amounted to approximately $66,400,000, which amount represented the carrying value of the assets contributed in the exchange amounting to approximately $86,400,000, net of federal tax liabilities amounting to approximately $22,000,000 less transaction costs. Accordingly, the purchase, for financial statement purposes, resulted in negative goodwill in the amount of approximately $22,000,000, which was allocated to reduce the carrying value of previously reported intangible assets related to Craig's REI stock purchases and the beneficial leases and leasehold improvements purchased.

     Included in the accompanying Consolidated Statements of Operations as "Minority interest" and the Consolidated Balance Sheets as "Minority interests in equity of subsidiaries" for the years ended December 31, 1999 and 1998 is the 30.7% separate public ownership of REI, as follows:

                                                        Year Ended December 31,
                                                       1999      1998       1997
                                                     -------   -------   --------

Minority interest in (earnings) loss of Reading      $ 7,561   $ 1,972   $  (330)
Minority interest in equity of Reading               $20,733   $28,294   $30,277

NOTE 3  -- BUSINESS SEGMENTS AND GEOGRAPHIC AREA INFORMATION

     The Company, through its ownership of REI, develops and operates multiplex cinemas in the United States, Puerto Rico, Australia and New Zealand and is developing cinema based entertainment centers in Australia and New Zealand. Accordingly, the Consolidated Company operates in two business segments, cinema development and operations, and real estate development (entertainment center development activities).

     The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is operating income (loss) from operations. Accounting policies of the business segments are the same as those described in the summary of significant accounting polices (See Note 1). Business segment assets are the owned or allocated assets used in each geographic or functional area.

     The corporate component of operating income (loss) from operations includes corporate general and administrative expenses, dividend and service income from State, and certain other income. Corporate assets primarily consist of corporate cash, the investments in Citadel and Big 4, net investment in leased equipment and certain other corporate property and equipment.

     The following sets forth certain information concerning the Company's two segments, real estate development and cinema operations, for the three years ended December 31, 1999:

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999

------------------------------------------------------------------------------------------------------------------------
                                                                                       Corporate
                1999                           Real Estate             Cinema             and
                ----                           Development           Operations        Eliminations       Consolidated
                                               -----------           ----------        ------------     ----------------
Revenues                                           $   297            $ 37,811           $    380           $ 38,488
Operating loss                                      (3,180)            (13,791)           (10,828)           (27,799)
Identifiable assets/2/, /3/,/4/                     61,962              50,969             35,075            148,006
Depreciation and amortization                          128               2,827                106              3,061
Capital expenditures/1/,/5/                          9,569              29,547              1,842             40,958

                                                                                        Corporate
                1998                           Real Estate             Cinema              and
                ----                           Development           Operations        Eliminations       Consolidated
                                               -----------           ----------        ------------     ----------------
Revenues                                           $     0             $33,556          $    373           $ 33,929
Operating income (loss)                             (3,197)              2,511            (6,039)            (6,725)
Identifiable assets/2/,/3/,/4/                      42,125              39,286            83,180            164,591
Depreciation and amortization                            0               2,394               176              2,570
Capital expenditures/1/, /5/                        12,445              11,011                72             23,528

                                                                                       Corporate
                1997                           Real Estate             Cinema             and
                ----                           Development           Operations        Eliminations       Consolidated
                                               -----------           ----------        ------------     ----------------
Revenues/6/                                        $     0             $26,984          $  5,482           $ 32,466
Operating income (loss)/6/                          (3,198)                778               116             (2,304)
Identifiable assets/2/,/3/,/4/                      18,910              34,372           113,843            167,125
Depreciation and amortization                            0               1,531               206              1,737
Capital expenditures/1/,/5/                          7,586              12,213               319             20,118

1 Real estate capital expenditures are net of "Purchase commitments" of $8,066,000 and $3,516,000 in 1998 and 1997, respectively.

2 Real estate identifiable assets include investments in unconsolidated affiliates of $2,847,000, $3,608,000, and $1,608,000 at December 31, 1999,
   1998, and 1997, respectively.

3 Cinema operations identifiable assets include investments in unconsolidated affiliates of $2,139,000 and $1,578,000 at December 31, 1999 and 1998,
   respectively.

4 Corporate identifiable assets includes investments in Citadel of $17,246,000, $12,962,000 and $6,594,000 at December 31, 1999, 1998 and 1997, respectively.

5 Includes purchases of property held for development of $31,623,000, $12,445,000 and $7,382,000 at December 31, 1999, 1998, and 1997,
   respectively.

6 Corporate revenue and operating income in 1997 includes "Dividend and service income from Stater" amounting to $5,302,000.

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------

     The following table indicates the relative amounts of revenues from theater operations (excluding revenue from the Company's previous holdings in Stater) and property, plant, and equipment of the Company, before consideration of asset impairment reserve, by geographic area during the three-year period ended December 31, 1999. The Company has no export revenues.

                                                                    1999            1998            1997
                                                                    ----            ----            ----
Revenues:
     Puerto Rico.............................................         $12,974         $16,210         $15,186
     Mainland United States..................................          15,504          11,134           7,978
     Australia...............................................           9,333           6,212           3,820

Property, plant and equipment:
     Puerto Rico.............................................         $ 2,963          13,224           7,949
     Mainland United States..................................          18,370           8,819           7,160
     Australia2,1............................................          56,831          29,420          20,549
     New Zealand3............................................          14,853           9,549               0

____________________

1  Includes property held for sale of $2,893,000 at December 31, 1999.

2 Includes property held for development of $23,702,000, $23,400,000, and $14,714,000 at December 31, 1999, 1998 and 1997, respectively.

3 Includes property held for development of $7,921,000 and $9,549,000 at December 31, 1999 and 1998.


NOTE 4 -- THEATER ACQUISITION AND DEVELOPMENT ACTIVITIES

Live Theater Acquisition
------------------------

     On March 18, 1999, Reading acquired a four-auditorium live theater complex in Chicago (the "RGT") which operates under the name "The Royal George Theater" for approximately $2,800,000, of which $1,180,000 of the purchase price was financed with a purchase money mortgage due in May 2000. The balance of the purchase price was paid in cash. In early 2000, the Company determined that it would sell the RGT. Accordingly, RGT was classified as "Property held for sale" in the Consolidated Balance Sheet at December 31, 1999 (See Note 6).

Domestic Cinema Activity
------------------------

     Reading acquired the 6-screen Angelika Film Center in August 1996. Since then, Reading has acquired or built five cinemas, increasing the domestic screen count to 42. All domestic cinemas are leased.

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------

     New York Acquisition - In December 1998, Reading entered into an Agreement in Principle with Sutton Hill (Note 20), a related party, to lease and operate the cinemas constituting the City Cinemas circuit located in Manhattan (the "City Cinemas Transaction") and to acquire three live "Off Broadway" theaters (the "OBI Transaction") also located in Manhattan, New York. Pursuant to the City Cinemas Transaction, the Reading was to also acquire the 16.7% interest in AFC not already owned by it and certain management rights with respect to three other cinemas located in Manhattan.

     In April 2000, Reading sold National Auto Credit, Inc. ("NAC") a 50% interest in AFC and options to acquire Reading's position under these agreements. Reading has offered Citadel the opportunity to take over its position under the OBI transactions and the City Cinemas Transaction under certain circumstances (See Note 24). Citadel has advised Reading that it is interested in taking over Reading's position under these agreements, if certain modifications to the transaction can be negotiated, and has delegated authority to review the transactions and to negotiate such modifications directly with Sutton Hill to a committee of independent directors.


     In 1998, Reading made a deposit of $1,000,000 to Sutton Hill for the City Cinemas Transaction. This deposit was recorded as "Due from Affiliate" in the Consolidated Balance Sheet at December 31, 1998 and 1999. It is contemplated that, if NAC or Citadel consummates a transaction with Sutton Hill, Reading will receive the $1,000,000 deposit that it had made under its agreement with Sutton Hill, at the time of closing. Reading has also advised Citadel that, if Citadel consummates a transaction with Sutton Hill, Reading will then give Citadel a first right of negotiation to acquire the remaining cinema assets of Reading, including the Dallas cinema currently under development.

     The Houston Angelika, the St. Anthony, and the NY Angelika are managed by City Cinemas, a New York motion picture exhibitor and an affiliate of Sutton Hill, pursuant to management agreements. The management agreements for the St. Anthony and the Houston Angelika provide for City Cinemas to review a fee equal to 2.5% of revenues. The NY Angelika management agreement provides for the payment of a minimum fee of $125,000 plus an incentive fee equal to 50% of annual cash flow (as defined) over prescribed levels provided, however, that the maximum annual aggregate fee cannot exceed 5% of NY Angelika's revenues. City Cinemas received approximately $488,000, $488,000 and $370,000 for the Fiscal 1999, 1998 and 1997, respectively.

Reading Australia
-----------------

     In 1995, Reading commenced cinema development activities in Australia. Since formation, Reading Australia has opened ten cinemas (inclusive of one entertainment center, the cinema portion of which opened in December 1999), seven in leased facilities, two in owned facilities, and one at a managed facility, with a total of 71 screens (including an 8-screen cinema which opened in March 2000). In 2000, Reading Australia also anticipates opening an entertainment center with a 10-screen cinema as well as the entertainment center portion of a recently complete facility. Reading Australia has acquired rights to, or fee interests in, land on which it intends to develop an additional three entertainment centers.

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------

Puerto Rico
-----------

     Reading acquired CineVista effective in 1994. Since that time Reading has opened four new cinemas with a total of 34 screens and closed two cinemas with a total of 20 screens. CineVista opened a new 12-screen cinema in December 1999 and an 8-screen cinema in June 1998 which replaced a 6-screen cinema at the same location. During 1999, Reading recorded an asset impairment write-down of the CineVista circuit, which reduced its book value to zero (See Note 5).

New Zealand
-----------

     During 1998, Reading New Zealand Limited (together with its subsidiaries, "Reading New Zealand") entered into two 50/50 joint ventures, one of which currently operates 13 screens in 3 locations.

     The second joint venture owns a parcel of land in Wellington on which the joint venture intended to develop an entertainment center featuring a 12-screen multiplex cinema. In July 1999, Reading New Zealand acquired 100% ownership of the property. In addition, Reading New Zealand acquired ownership of a property adjacent to the development site and a multiple story parking garage in 1998. Also in 1998, Reading New Zealand acquired a 15-acre site on which it intends to develop a cinema and an entertainment center.


NOTE 5 - ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

     During 1999, the Consolidated Company recorded an asset impairment charge of $17,319,000 included in the Consolidated Statement of Operations as "Asset impairment and restructuring charge" for the year ended December 31, 1999. As disclosed in Note 2, the Consolidated Company's carrying value of Reading assets acquired in 1996 differs from that of Reading's on a stand-alone basis due to the allocation of negative goodwill. Accordingly, the Consolidated Company's loss from Reading's asset impairment differs from that being separately reported by Reading. The asset impairment charge of $17,319,000 is comprised of, $14,991,000 related to Reading's investment in CineVista, $203,000 to certain Philadelphia real estate and $2,125,000 to a 1996 investment in leased computer equipment discussed below. Reading also recorded a restructuring charge of $889,000 during the fourth quarter of 1999 upon adoption of a plan to relocate Reading's corporate headquarters from Philadelphia to Los Angeles.

     During the third quarter of 1999, the Consolidated Company recorded an asset impairment charge of $197,000 representing the remaining carrying value of the 8-screen cinema it operates at the Plaza Las Americas Mall (the "Plaza Cinema"). Prior thereto, CineVista believed it had reached agreement with the landlord as to the terms of the lease with respect to the opening of a new 10-screen cinema at a second location in the mall. However, CineVista was advised by the landlord that the landlord had entered into a lease for the new cinema complex with a third party. In light of the anticipated adverse change in the Plaza Cinemas business prospects upon the opening of a competing state-of-the-art cinema in the same mall, the Consolidated Company evaluated the recoverability of its investment in the Plaza Cinema and determined that the entire carrying amount value of the Plaza Cinemas was impaired and should be written off. Also in the third quarter of 1999, CineVista determined to close a 4-screen leased cinema and recorded an asset impairment charge of $138,000 relating to such closure based upon the appraised value of the leasehold interest.

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------

     During the fourth quarter of 1999, the Consolidated Company decided that it should initiate efforts to exit the Puerto Rico market and therefore wrote down the carrying value of the CineVista theater circuit to its estimated net realizable value, resulting in an additional asset impairment charge of $14,656,000. The estimated net realizable value of CineVista was determined by applying market comparable sale cash flow multiples to CineVista's estimated future cash flows. In conjunction with the asset impairment charge, the Consolidated Company created a $14,656,000 asset impairment reserve which is included in the Consolidated Balance Sheet as "Property and Equipment".

     Also in the fourth quarter of 1999, Reading was advised by the partnership that manages Reading's portfolio of leased equipment (See Note 10) that used computer equipment market had deteriorated as the global Year 2000 remediation efforts had created overabundance of used computer equipment. In addition, a decision by a large lessee to upgrade certain computer equipment, including equipment leased from Reading, is also anticipated to have an effect on the future value of the portfolio. Based upon discussions with computer equipment vendors, Reading determined that the carrying value of the computer equipment had been impaired and wrote off the entire carrying value of $2,125,000.

     During the fourth quarter of 1999, Reading adopted a plan and commenced steps to relocate the headquarters from Philadelphia to Los Angeles and recorded a restructuring charge of $889,000. The restructuring charge includes a provision for lease termination charges, duplicate office and employee expenditures, and employee severance obligations.


NOTE 6 - PROPERTY HELD FOR SALE

White Horse Property Group
---------------------------

     In November 1997, Reading Australia acquired a 50% interest from Burstone Victoria Pty. Ltd. ("Burstone") in the Whitehorse Property Group Unit Trust ("WPG") for approximately $1,600,000. WPG owns a shopping center located near Melbourne, Australia, located on land leased pursuant to a long-term lease. In early 2000, Reading Australia and Burstone agreed to sell the shopping center and are actively seeking buyers. No assurances can be made that the shopping center can or will be sold at a price acceptable to the Company and Burstone. The Company believes that the estimated net realizable value from the sale of WPG and repayment of the partner loan described below is approximates the carrying value of such assets. The carrying value of such assets, amounting to $2,847,000, has been classified as "Property held for Sale " in the Company's consolidated balance sheet at December 31, 1999.

     WPG incurred a net loss of approximately $194,000 during 1999 as compared to net earnings of $50,000 in 1998. Reading recorded a loss of $172,000 in 1999 and income of $26,000 in 1998. During 1999, the Company recognized 100% of WPG's loss in excess of WPG's retained earnings to prevent the aggregate carrying value of WPG from exceeding WPG's total net asset value. WPG's assets and liabilities totaled $11,100,000 and $8,200,000 at December 31, 1999.
Reading has guaranteed the repayment of 50% of a secured bank loan which is owed by WPG and deferred rent and related charges pursuant to lease. The principal outstanding on the loan totaled approximately $3,700,000 and the deferred rent totaled $500,000 at December 31, 1999, resulting in a guarantee by the Company of approximately $4,200,000. The bank loan originally was due in June 1999.
The lender has agreed to extend the maturity of the loan on a month-to-month basis pending a sale of WPG. No assurances can be made that the bank loan will continue to be available to WPG.

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------

Royal George Theater
--------------------

     In early 2000, in order to maximize capital available for the Reading Australia's and Reading New Zealand's development activities, Reading decided that that it would sell RGT. Accordingly, Reading's net carrying value of RGT of $2,893,000, which Reading believes is less than the estimated net realizable value (based on an appraisal of the property), has been classified as "Property held for sale" in the Consolidated Balance Sheet at December 31, 1999.


NOTE 7 - INVESTMENT IN CITADEL ("Citadel") AND BIG 4 RANCH, INC. ("BRI")

     Citadel, a Nevada corporation ("CHC" and collectively with its consolidated subsidiaries and corporate predecessors, "Citadel"), was formed in 1999 and on January 3, 2000 merged with Citadel Holding Corporation, a Delaware corporation ("CHC Delaware"), in a transaction which resulted in a reincorporation of the Company under the laws of Nevada and a reclassification of the common stock of the Consolidated Company on January 4, 2000 into 5,335,939 shares of Class A Nonvoting Common Stock, par value $.01 per share, and 1,333,984 shares of Class B Voting Common Stock par value $.01 per share.

     CHC, whose stock is traded on the American Exchange, has been engaged in recent periods primarily in the business of owning and managing its real estate intensive assets, in the offering of various real estate consulting services to its affiliates and, since December 31, 1997, the management of the farming operations of Big 4 Agricultural Properties described below. At December 31, 1999, CHC also has minority interest in certain other publicly traded companies including (i) 70,000 shares of REI Redeemable Cumulative Voting Convertible Stock (See Note 14), which represents 5% of the outstanding voting securities of REI, and an Asset Put Option, (ii) 542,500 shares representing approximately 15.62% of the outstanding common stock of Gish Biomedical Inc., a company engaged primarily in the business of developing, manufacturing, and distributing cardiovascular devices, and (iii) 342,500 shares representing approximately 1.25% of the outstanding common stock of National Auto Credit Inc., a company consisting primarily of cash, sub-prime loans secured by previously owned automobiles, and real estate, located in Cleveland, Ohio.

     As of December 31, 1999 and 1998, the Consolidated Company's common stock ownership in Citadel represented an ownership interest of approximately 48%. During 1998, the Consolidated Company purchased 979,306 CHC shares and 1,091,806 shares of BRI from the sellers of the CHC securities. The purchase price of 430,106 CHC securities and BRI securities by Craig was $4.625 per share and $0.125 per share, respectively, and the purchase price of the CHC securities and BRI securities by REI were $3.875 and $0.125 per share, respectively. The purchase of such shares by Craig was consummated pursuant to the delivery by the Consolidated Company of $3,636,000 and the issuance of 51,500 treasury shares of Craig Corporation Class A Common Preference Stock. The issuance of the Company's Class A Common Preference Stock was reflected in the Balance Sheet as an increase to shareholders' equity in the amount of $618,000 as of December 31, 1998.

     As of December 31, 1999 and 1998, the Consolidated Company's investment in Citadel was $17,246,000 and $12,962,000, respectively. Retained earnings represented by undistributed earnings of the Consolidated Company's investment in Citadel amounted to approximately $8,276,000 at December 31, 1999. Based upon the closing price of Citadel's common stock of $3.438 at December 31, 1999, the aggregate market value of the Consolidated Company's common stock interest in Citadel was approximately $11,035,000.

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------

     The Consolidated Company's earnings from its investment in Citadel as included in the accompanying Consolidated Statements of Operations was $4,174,000, $2,233,000, and $392,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     On December 29, 1997, Citadel capitalized a wholly owned subsidiary, BRI, with a cash contribution of $1,200,000 and then distributed 100% of the shares of BRI to Citadel's common shareholders of record as of the close of business on December 23, 1997, as a spin-off dividend. The Consolidated Company received 2,213,043 shares or 33.4% of BRI. The Company recorded such distribution of Big 4 Ranch, Inc. as a reduction of its investment in Citadel in the amount of approximately $401,000 and a corresponding increase as investment in Big 4 Ranch, Inc. As described above, in 1998, the Company increased its ownership in BRI to approximately 49% for a purchase price of approximately $136,000.

          In 1997, BRI (owning 40%), Citadel (owning 40%) and Visalia LLC (owning 20%; a limited liability company controlled by Mr. James J. Cotter, the Chairman of the Board of Craig, REI and Citadel, and owned by Mr. Cotter and certain members of his family including Margaret Cotter) entered into three general partnerships, which partnerships acquired on December 31, 1997 certain agricultural properties located in Kern County, California (purchase price amounting to approximately $7,600,000). The acquisition was financed by a 10-year purchase money mortgage in the amount of $4,050,000, a line of credit from Citadel and pro rata contributions from the partners. Through the Consolidated Company's holding in Big 4 Ranch, Inc., and Citadel, the Company owns approximately 38% of such partnerships at December 31, 1999. In December 1998, the Partnerships suffered a freeze which destroyed the 1998-1999 citrus crop. The Partnerships have no funds to repay any borrowings made pursuant to a $3,250,000 million line of credit from Citadel or fund the estimated $3,501,000 required to fund costs associated with production of a 1999-2000 crop and complete the proposed 1999 planting, other than to call upon the partners for funding or borrowing further funds from Citadel. BRI has no funds or resources with which to provide such funding, other than to call upon its separate line of credit from Citadel. As a result of the freeze, the book value of BRI was essentially reduced to zero in 1998 and, accordingly, the Consolidated Company recorded a loss of approximately $520,000, which is included in the Statement of Operations for the year ended December 31, 1999 as a component of "Earnings from equity investment". Funding for the 2000 crop and for capital improvements since January 1, 1999 to the land held by the Agricultural Partnerships has been provided 80% by Citadel and 20% by Visalia. As of December 31, 1999, Citadel has provided total funds to the Agricultural Partnerships amounting to approximately $2,730,000. The Company is currently reviewing its situation, but will likely continue providing the financing required to produce the 2000 crop and to complete the planting planned for 2000 as long as Visalia continues to funds its 20% share of such amounts.

     Summarized financial information of Citadel as of December 31, 1999 and 1998 and for each of the three years ended December 31, 1999 follows:

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999

------------------------------------------------------------------------------------------------------------------------
                                                                                     Years Ended December 31,
                                                                               --------------------------------------

Condensed Balance Sheets:                                                         1998                        1998

-------------------------                                                         ----                        ----

Cash and cash equivalents                                                         $24,732                     $ 4,367
Rental Properties and Properties held for sale                                      7,731                      13,877
Investment in Reading                                                               7,000                       7,000
Investment and advance to Agricultural Partnerships                                 2,669                       1,561
Other assets                                                                        3,949                       3,842
Deferred tax asset                                                                  1,125                       4,398
Accrued and other liabilities                                                       2,723                       2,080
Mortgage liabilities                                                               11,000                       9,224
Stockholders' equity                                                               33,483                      23,741

                                                                                   Years Ended December 31,
                                                                      ---------------------------------------------------

Condensed Statements of Operations:                                         1999               1998                1997
-----------------------------------                                         -----              -----               ----
Revenues                                                                   $ 3,952             $ 5,985            $ 5,350
Expenses                                                                    (3,445)             (4,982)            (4,665)
Loss from investment in Agricultural Partnerships                             (201)               (990)                --
Dividends from Reading                                                         455                 455                455
Interest income                                                                698                 391                451
Gain (loss) on sale of rental property                                      13,337                  --                (16)
Income tax benefit (expense)                                                (5,309)              4,828                (45)
                                                                           -------             -------            -------
Net earnings                                                               $ 9,487             $ 5,687            $ 1,530
                                                                           =======             =======            =======

      Citadel's net earnings for the year ended December 31, 1999, 1998 and 1997 include dividends, interest income and consulting fees from the Consolidated Company amounting to $832,000, $1,022,000, and $820,000, respectively.

      During 1997, Craig acquired 666,000 CHC shares upon the exercise of a warrant at a cost of approximately $3.00 per share, or $1,998,000. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note in the amount of $1,998,000, secured by 500,000 shares of REI Common Stock. Interest is payable quarterly in arrears at the prime rate, which amounted to 8.50% at December 31, 1999. Interest expense paid pursuant to this note amounted to approximately $162,000 and $169,000 for the years ended December 31, 1999 and 1998, respectively. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following Citadel's written demand for payment and has been included in the accompanying Balance Sheet as "Note Payable to Citadel."

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------

NOTE 8 -- EQUITY INVESTMENTS IN FOREIGN AFFILIATES

     During the second quarter of 1998, Reading New Zealand entered into two 50/50 joint ventures, one with a cinema operator and one with a property developer in New Zealand (the "NZ JV"). At December 31, 1999, the Company's aggregate investment in these joint ventures totaled $2,140,000, and was reflected in the Consolidated Balance Sheet as "Equity investment in foreign affiliates". In connection with the joint venture, the Company has made a loan to the joint venture of $1,200,000 in order to finance a portion of the acquisition price of two multiplex cinemas and the underlying property acquisition and construction costs of a cinema which the joint venture developed.


NOTE 9 -- INVESTMENT IN STATER BROS. HOLDINGS, INC.
        ("SBH" and together with its subsidiaries, "STATER")

     Stater is a supermarket chain in Southern California. Between 1989 and 1996, Craig held a 50% common stock interest in SBH, which for accounting purposes, was accounted for in accordance with the equity method of accounting. During 1994, Craig consummated several agreements with Stater which, among other things, provided Stater with the right to convert the Company's common stock interest in SBH into a preferred stock and an option to purchase the Company's equity interest in SBH at a formula price. Also, as part of the transactions, Craig entered into a consulting agreement with Stater pursuant to which Craig, among other things, agreed to render consulting services through March 1999 for $1,500,000 annually.

     Effective March 1996, Stater exercised its right to convert all Craig's common stock in Stater into 693,650 shares of Stater Series B Preferred Stock, stated value $100 per share (the "Stater Preferred Stock"). The Stater Preferred Stock had a liquidation preference and redemption value of $69,365,000 and a cumulative dividend preference beginning at 10.5%. Upon this conversion, the Consolidated Company discontinued the use of the equity method of accounting for its investment in Stater.

     In October 1996, the SBH Preferred Stock was transferred to Reading in the Stock Transactions. In August 1997, the SBH Preferred Stock was repurchased in its entirety by SBH and the Consulting Agreement between the Company and Stater was terminated. Upon its repurchase in August 1997, the Consolidated Company recognized income of approximately $2,002,000 comprised of (i) $1,387,000 (difference between the approximately $69,365,000 stated value of the SBH Preferred Stock and the $67,978,000 carrying value) and (ii) $615,000 received from Stater at the time of the SBH Preferred Stock repurchase for REI's agreement to enter into a covenant-not-to-compete for a one year period. In addition, the Consolidated Company received $4,330,000 in dividend income and $972,000 in service fee income from Stater for the year ended December 31, 1997.

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------

NOTE 10 -- NET INVESTMENT IN LEASED EQUIPMENT

     During 1996, a wholly owned subsidiary of REI purchased computer equipment that was leased to various retail companies for $40,934,000 (the "User Leases"). Concurrent with the purchase of the equipment, the Company leased the equipment back to the seller, subject to the User Leases, for a period of five years (the "Wrap Lease"). Reading's investment in the equipment was funded through a cash payment of $1,944,000 and the issuance of a non-recourse promissory note (the "Promissory Note") in the amount of $38,900,000. Payments due under the Wrap Lease were subsequently sold to a third party in return for a $32,000 payment and assumption by the purchaser of all obligations under the Promissory Note. Reading has retained all rights and interest in the equipment subject to the User Leases and the Wrap Lease. Therefore, Reading has rights to the residual value of the equipment upon conclusion of the Wrap Lease which term exceeds the term of the User Leases. The residual interest was reflected at its net cost of $2,125,000 which was recorded in the Consolidated Balance Sheet at December 31, 1998 as "Net investment in leased equipment". In 1999, Reading determined that the value of the asset was impaired and wrote off the remaining carrying value of the equipment in conjunction with the asset impairment write-down (See Note
5).


NOTE 11 -- PROPERTY, PLANT AND EQUIPMENT

     The Consolidated Company's property, plant and equipment at December 31, 1999 and 1998 consisted of the following:

                                                         December 31, 1999              December 31, 1998
                                                       --------------------           --------------------
Land (including land associated with cinemas)                $  3,015                         $   378
Buildings                                                      13,258                           1,858
Leasehold improvements                                         28,138                          15,722
Equipment                                                      24,717                           9,205
Construction in progress/property development                  11,137                           5,714
                                                             --------                         -------
                                                               80,265                          32,877
Less: Accumulated depreciation                                 (7,108)                         (4,814)
Less: Provision for asset impairment of CineVista             (14,656)                             --
                                                             --------                         -------
     Property, plant and equipment, net                      $ 58,501                         $28,063
                                                             ========                         =======


NOTE 12 -- LEASE AGREEMENTS AND COMMITMENTS

       Annual base rent expense is determined by amortizing total minimum lease obligations on a straight-line basis over the lease terms. The Consolidated Company's base rental expense for the twelve months ended December 31, 1999, 1998 and 1997 was $5,349,000, $4,753,000, and $4,225,000. Subrental income paid by Citadel to Craig for the rental of office space to Citadel amounted to $2,000 per month since July 15, 1995. In 1999, 1998 and 1997, contingent rental expense under operating lease totaled $336,000, $134,000, and $25,000, respectively. The following separately summarizes the lease and purchase commitments of Craig and Reading.

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------

Craig
-----

       Craig leases certain office space under a lease expiring in October 2001. The lease agreements require that Craig pay for its share of building operating costs and taxes, which together with the base rent is estimated at $75,000 annually.

       During Fiscal 1996, Craig entered into a 50/50 corporate joint venture in a newly formed company, Hope Street Hospitality LLC, established to develop the concept for a chain retail store/restaurant specializing in woodfire baked goods. To date, the joint venture has had significant operating losses and, accordingly, the Company has reported in the Statements of Operations for the year ended December 31, 1998 and 1997, a loss from this joint venture of $163,000 and $207,000, respectively, representing the operating losses and cost writedowns incurred as a result of the development nature of this venture. In addition, Craig has signed as a corporate guarantor, the facility lease obtained by Hope Street Hospitality LLC. The lease commenced on March 1, 1996, the terms of which included a prepayment of approximately $150,000 and annual minimum payments of approximately $103,000, to be paid in monthly installments for ten years.

       In 1997, Craig purchased 666,000 shares of Citadel's common stock at an exercise price of $1,998,000 from Citadel. The purchase was made pursuant to the delivery of a secured promissory note for which the principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following Citadel's written demand for payment.

Reading Leases and Purchase Commitments
---------------------------------------

     CineVista and the Domestic Cinemas conduct their operations in leased premises. Seven of Reading Australia's nine operating multiplexes are in leased facilities. The cinema leases have remaining terms, inclusive of options, of 10 to 40 years. Certain of the Reading's cinema leases provide for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum. Substantially all of the leases require the payment of property taxes, insurance, and other costs applicable to the property. Reading also leases office space, warehouse space, and equipment under noncancellable operating leases. All leases are accounted for as operating leases.

     Future minimum lease payments, by year and in the aggregate, under noncancellable operating leases consist of the following at December 31, 1999:

                                         Operating Leases
                                             (in 000's)
      2000                                    $  6,511
      2001                                       6,853
      2002                                       6,808
      2003                                       6,143
      2004                                       6,229
      Thereafter                                92,563
                                              --------
      Total net minimum lease payments        $125,107
                                              ========

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------

     In addition to the Consolidated Company's working capital deficit of approximately $2,861,000 at December 31, 1999, the Consolidated Company had committed development expenditures relating to cinema and entertainment development projects of approximately $50,000,000 (not including the potential obligations relating to the City Cinemas Transaction and the OBI Transaction or the $7,000,000 in REI Series A Preferred Stock held by Citadel which require redemption in October 2001) of which approximately $25,000,000 is expected to be funded in 2000 and the remainder to be funded thereafter. A portion of the funding will be made from the Australian dollar line of credit (the "Australian Line of Credit"). The Consolidated Company does not plan to enter into additional development commitments or commence construction of new projects in New Zealand or Australia until additional financing is secured.

     CineVista is in violation of certain of the loan covenants in its line of credit and is seeking a waiver from the lender. If a waiver is not received, CineVista will be in default of the terms of the line of credit and the lender could demand immediate repayment of amounts due thereunder, which amounts totaled $3,000,000 on December 31, 1999 and $4,250,000 on April 12, 2000. No
assurances can be made that the lender will waive the covenant violation. In April 2000, Reading received a commitment for an 18-month $7,000,000 line of credit secured by a pledge of certain domestic cinema assets and interest in Citadel (the "Domestic Line of Credit"). However, as a result of the sale of AFC interest to NAC (See Note 24), the terms of the loan commitment will have to be renegotiated. No assurances can be made that the lender will be willing to fund the Domestic Line of Credit under revised terms satisfactory to the Company.

     The proceeds of the Domestic Line of Credit were to be used to pay off a portion of the $3,575,000 in accumulated dividends payable to Craig, pay purchase money debt of $1,180,000 due in May 2000 from the purchase of the RGT, and fund the development of one additional domestic cinema. The Consolidate Company, however, anticipates acquiring additional financing to fund its development obligations that are due in 2001. In order to do so, the Company may be required to arrange for alternative financing, sell assets, or bring in joint venture partners with respect to certain of its projects. The Consolidated Company also had a $2,800,000 property purchase mortgage and a $1,500,000 bank loan due in 2000. Reading New Zealand is presently evaluating a bank proposal to refinance both of these obligations and provide construction funding for an entertainment center in Wellington.

       The Agreement in Principle contemplates the acquisition of certain live theater assets in exchange for Reading stock. However, under certain circumstances, the Company could be required to fund the Theater Transaction with a cash payment of approximately $9,900,000. Citadel is presently considering the acquisition of Reading's rights under a letter of intent and accordingly, believes it unlikely that the transaction will be consummated by Reading.

     Under the terms of the joint venture agreement with WPG (See Note 6), the Company has guaranteed approximately $3,700,000 of WPG debt and land lease obligations.

     The City of Philadelphia (the "City") has asserted that Reading's North Viaduct property requires decontamination and that Reading's share of any such remediation cost will aggregate approximately $3,500,000. The Company presently is in discussions with the City involving a possible conveyance of the property and believes that reserves related to the North Viaduct are adequate.

     Reading's 1996 federal income tax return is currently being examined by the Internal Revenue Service ("IRS"). While Reading believes its tax reporting position to be reasonable and the IRS has not alleged any deficiencies, no assurances can be made that Reading's tax reporting position will be upheld.

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------

NOTE 13-- BANK CREDIT FACILITIES

     CineVista has a $5,000,000 line of credit (the "Line of Credit") which expires on December 31, 2000. Under terms of the Line of Credit, CineVista may borrow up to $5,000,000 until June 30, 2000, up to $4,650,000 through September 30, 2000, and up to $4,300,000 until December 31, 2000 when all amounts outstanding under the Line of Credit are due and payable. As security for the loan, CineVista has pledged substantially all of its assets. At December 31, 1999, $3,000,000 was outstanding under the Line of Credit. The provisions of the Line of Credit require CineVista to maintain a minimal level of net worth and other financial ratios, restrict the payment of dividends, and limit additional borrowing and capital expenditures. Borrowings under the Line of Credit accrue interest at the LIBOR plus 2.25%, or the base rate plus 1/2 of 1%, at CineVista's election. In accordance with the provisions of the Line of Credit, CineVista is required to pay a commitment fee on the unused commitment equal to 1/2 of 1%. CineVista was not in compliance with the minimum net worth covenant at December 31, 1999 and is currently working with the lender to obtain a waiver. If a waiver is not received, CineVista will be in default of the terms of the Line of Credit and the lender could demand immediate repayment of amounts due under the Line of Credit, which amounted to $4,250,000 on April 12, 2000. No assurances can be made that the lender will waive the covenant violations.

     In March 2000, Reading Australia entered into the Australian Line of Credit with a major bank which provides for borrowings of up to approximately $15,000,000 ($16,350,000 less an interest reserve of $1,350,000) for the construction of an entertainment center and cinema in Sydney. The Australian Line of Credit contemplates an increase in the commitment amount to approximately $49,000,000 (the "Expanded Commitment") if additional banks elect to participate in the Australian Line of Credit agreement. Under the Expanded Commitment, the term of the credit facility will be extended from December 31, 2000 to December 31, 2003 and provide funding for the construction of a proposed entertainment center in Melbourne. No assurances can be made that additional participants will be found. The Australian Line of Credit is secured by a pledge of substantially all of Reading Australia's assets and those of its 100% owned subsidiaries and requires Reading Australia to maintain various financial covenants, restricts dividends, and limits additional borrowings. Reading Australia is required to pay a commitment fee of 0.60% on the commitment.

     In April 2000, Reading received a commitment for a domestic line of credit (the "Domestic Line of Credit") an 18-month $7,000,000 line of credit secured by a pledge of certain domestic cinema assets and interest in Citadel. However, also in April 2000, Reading sold a portion of its interest in AFC. Such interest was to be included as collateral for the Domestic Line of Credit and as such, the terms of the commitment will have to be renegotiated. No assurances can be given that the lender will agree to terms satisfactory to Reading.

     Reading New Zealand has a term loan in the amount of approximately $1,500,000 secured by a property in Wellington. The term loan matures December 15, 2000.


NOTE 14-- REDEEMABLE PREFERRED STOCK OF READING

     The 70,000 shares of REI Series A Preferred Stock have a stated value of $100 per share of $7,000,000 and holders of the REI Series A Preferred Stock are entitled to receive cumulative dividends at the rate of $6.50 per share. Citadel has the right during the 90-day period beginning October 15, 2001, or in the event of a change in control of REI, to require REI to repurchase the Series A Preferred Stock at, its stated value plus accrued and unpaid dividends or, in the case of a change in control, at a premium. In addition, the holders of the Series A Preferred Stock may require REI to repurchase the shares at the stated value plus accrued and unpaid dividends in the event that REI fails to pay dividends on the Series A Preferred Stock in any four quarterly periods. In the event of a change in control of REI, the holders of a majority of the Series A Preferred Stock has not been included as a component of Shareholders' Equity in the Consolidated Balance Sheet and is separately categorized as "Redeemable Preferred Stock of Reading" until such time that the redemption provision is exercised.

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------

     Each share of Series A Preferred Stock is convertible into shares of REI Common Stock at a conversion price of $11.50 per share. REI also has the right to require conversion of the Series A Preferred Stock in the event that the average market price of the REI Common Stock over a 180-day period exceeds $15.525 per share. REI may, at its option, redeem the Series A Preferred Stock at any time after October 15, 2001, in whole or in part, at a redemption price equal to a percentage of the stated value (initially 108%, declining 2% per annum until the percentage equals 100%) plus accrued and unpaid dividends to the date of redemption. Dividends paid during the years ended December 31, 1999, 1998 and 1997 amounted to approximately $455,000 per year.


NOTE 15 -- COMMON AND CLASS A COMMON PREFERENCE STOCK

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

     On December 15, 1997, the Board of Directors declared a stock dividend which provided all Common Stock and Class A Common Preference Stock shareholders of record on January 5, 1998 to receive one share of Class A Common Preference Stock. Such stock distribution occurred on February 5, 1998 resulting in an increase in the outstanding Class A Common Preference Stock to 7,006,908 shares. In addition, at the date of stock distribution, the Company held 1,704,412 shares of the Company's Common Stock (1,683,912) and Class A Common Preference Stock (23,000) shares in treasury and received a Class A Common Preference stock dividend on such treasury shares. Approximately $71,000 was transferred from additional paid in capital to the Class A Common Preference account to record this stock distribution in February 1998. Craig repurchased 134,300 common shares in Fiscal 1998 and 539,100 common shares in Fiscal 1996 at a purchase price of approximately $984,000 and $7,585,000, respectively. During Fiscal 1999, the Company has repurchased an additional 116,300 shares at an aggregate cost of approximately $879,000. The Company issued 51,500 shares of Class A Common Preference Stock in connection with the Company's purchase of CHC and Big 4 common stock which resulted in an increase in shareholders' equity of approximately $618,000.


NOTE 16 -- STOCK OPTIONS AND PENSION PLANS

     The 1984 Stock Option Plan, as amended, provided for the granting of options to a maximum of 200,000 shares of common stock at exercise prices not less than the market price at the date of grant. Under the terms of the plan (which expired in 1995), options could be granted to officers, directors and other key employees who owned 10% or less of the voting power and value of all classes of Craig's stock. Options under this plan expired after five years and may be exercisable in installments, generally beginning one year after the date of grant. In 1999, the Board extended for two years the 30,000 shares due to expire in October 1999 under this plan. At December 31, 1999, no other options are outstanding pursuant to the plan.

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------

     As described in Note 15, the Board of Directors declared a stock dividend of Class A Common Stock on December 5, 1997. The stock option data below has been adjusted to reflect the stock option activity since January 1, 1996 as if the adjustments to the options granted had occurred on such date. The stock distribution had the effect of increasing the number of shares outstanding under option. With the exception of the Chairman of the Board, the number of shares available for option was increased by the number of option shares previously granted, however, the increase was in Class A Common Preference stock. In December 1997, the Board of Directors amended the option agreement with the Chairman of the Board providing for his options to be increased in the same security as the options were granted (common stock), adjusted for the variance in market price between the two stocks.


                                                                                             Class A Common
                                                          Common Stock                      Preference Stock
                                               -----------------------------------   ------------------------------
                                                                     Weighted                            Weighted
                                                                      Average                             Average
                                                   Options             Price            Options            Price
                                               ---------------   -----------------   --------------

Outstanding at December 31, 1995 and 1996             639,940              $ 5.97            50,000           $5.72
 Granted(1)                                            15,000              $10.07            15,000           $9.74
 Expired(2)                                           (30,000)             $(6.38)            _____           _____
                                                      -------              ------
Outstanding at December 31, 1997                      624,940              $ 6.05            65,000           $6.65
Granted(1)                                             30,000              $ 9.50             _____           _____
                                                      -------              ------
Outstanding at December 31, 1998                      654,940              $ 6.20            65,000           $6.65
 Granted(3)                                            30,000              $ 6.00                 -               -
 Expired(4)                                           (30,000)             $(9.50)                -               -
                                                      -------              ------            ------           -----
Outstanding at December 31, 1999                      654,940              $ 6.04            65,000           $6.65
                                                      -------              ------            ------           -----
Exercisable at December 31, 1999                      613,690              $ 5.97            65,000           $6.00
                                                      -------              ------            ------           -----

     (1)  Such options have a 10-year life and vest 25% each year.
     (2) In agreement for the holder to not exercise such shares, the Company paid $30,000 to such holder subsequent to the option expiration in January 1997.
     (3)  Such options have a 4-year life and vest 25% each year.
     (4)  Options expired on November 19, 1999.

     The weighted-average remaining contractual life of all options outstanding at December 31, 1999 was 6.12 years.

     Pro forma net earnings and earnings per share information reflecting the fair value approach to valuing stock options and the corresponding increase in compensation expense is required by SFAS No. 123 in each of the years that a company grants stock options. The Company granted 30,000 options per annum in each of the three years ended December 31, 1999. The fair value of the options granted in 1999, 1998, and 1997 was estimated at the date of grant using a Black-Sholes option pricing model with the following weighted average assumptions:

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------


                                   1999       1998       1997
                                 --------   --------   --------
Stock option exercise price       $ 6.00     $ 9.50     $ 9.90
Risk-free interest rate             6.00%      6.00%      5.73%
Expected dividend yield             0.00%      0.00%      0.00%
Expected option life             5 years    5 years    5 years
Expected volatility                26.60%     23.80%     24.80%
Weighted average fair value       $ 1.41     $ 2.00     $ 2.17

     The pro forma effect of the issuance of these options would have been to increase the "Net loss applicable to common shareholders" for the year ended December 31, 1999, 1998 and 1977 by $21,141, $58,934 and $1,511,
respectively. The pro forma adjustments may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. Further, SFAS No. 123 requires assumptions by management, regarding the likelihood of events on which the vesting of contingent, performance based options are predicated.

     During the first quarter of 1999, the Board of Directors finalized the Craig Corporation Key Personnel Retirement Plan ("Plan"). Such Plan provides that any participant, as permitted by the Board, will be credited an amount equal to 10% of such participants compensation (up to the maximum allowed by Section 401(c)(17) of the Internal Revenue Code). As of the effective date of the Plan, January 1, 1999 only two employees have been granted participation in the Plan which resulted in past service costs accruing of approximately $243,000. Any amounts credited to the participants account earn interest at LIBOR and may be paid to the employee upon their termination. Each participant may, from time to time, irrevocably elect to convert a part or all of such amounts accrued to their account into Phantom Common Stock based upon the closing price of such stock on the date of election. One of the two participants in the Plan terminated her employment with the Company in November 1999 and received a lump-sum distribution of her account balance. At December 31, 1999, the Plan liabilities totaled approximately $159,000.


NOTE 17 -- INCOME TAXES

     Craig and Reading file separate federal and state income tax returns. The future utilization of net operating loss carryforwards and capital loss carryforwards described below, therefore, cannot be used to offset each separate company's tax liabilities. Significant components of the provisions for income taxes attributable to operations are as follows:

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------

                                      Years Ended December 31,
                                      ------------------------
                                  1999          1998         1997
                                  ----          ----         ----
Income taxes (benefit):
Current:

  Federal                          $   223       $  253     $   181
  Foreign                              818          786         698

  State and local                      106           78         273

                                   -------       ------     -------

 Total current                       1,147        1,117       1,152

                                   -------       ------     -------



 Deferred:

  Federal                               --         (131)        160

  State                                 --           --          --

                                   -------       ------     -------

 Total deferred:                        --          131         160

                                   -------       ------     -------



 Total income taxes                $ 1,147       $  986     $ 1,312

                                   =======       ======     =======

     The reconciliation of income taxes at United States statutory rates to income taxes as reported are as follows:

                                                           Years Ended December 31,
                                                           ------------------------
                                                       1999         1998        1997
                                                       ----         ----        ----
Tax at U.S. statutory rates                          $(4,972)      $  200     $ 1,570
Foreign withholding tax                                  818          786         698
Use of net operating loss carryforwards                   --           --      (2,344)
Foreign and U.S. losses not benefited                  4,970          161       1,593
Dividend exclusion on dividend income                     --         (242)       (698)
Unrealized tax benefits, net of AMT                       --           --         238
Other tax expense                                        225           --          --
State taxes, net of federal benefit                      106           81         255
                                                     -------       ------     -------

  Total income expense                               $ 1,147       $  986     $ 1,312
                                                     =======       ======     =======

     Carryforwards and temporary differences which give rise to deferred tax liabilities and assets are as follows:

                                                                         December 31,
                                                                         ------------
Deferred tax liabilities:                                         1999                       1998
                                                                  ----                       ----
 Tax basis difference of investments in affiliates               $12,286                     $12,286
                                                                 -------                     -------
Deferred tax assets:
 Craig:
  Capital loss carryforward                                        1,370                       1,370
  Federal benefit of state taxes                                   2,385                       2,385
  Other                                                              163                         163

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------

Reading:
  Net operating loss carryforwards        20,715                        16,314
  Alternative minimum taxes                3,189                         3,189
  Wrap lease rental sale                   6,981                         8,485
  Reserves and other, net                 16,314                         1,578
                                        --------                      --------
Gross deferred asset                      47,199                        33,484
                                        --------
Valuation allowance                      (47,199)                      (29,566)
                                        --------                      --------
                                           3,918                         3,918
Net deferred tax asset                  --------                      --------

Net deferred tax liabilities            $  8,368                      $  8,368
                                        ========                      ========

     Based on an analysis of the likelihood of realizing Reading's deferred tax assets (taking into consideration applicable statutory carryforward periods), the Consolidated Company concluded that under SFAS No. 109, a valuation allowance for approximately $47,199,000 was necessary at December 31, 1999. Reading's federal tax net operating loss carryforwards amounting to $29,208,000 expire as follows:

                                 Year                        Amount
                     ----------------------------      ------------------
                     2000........................                 $16,196
                     2002........................                   7,382
                     2003........................                     589
                     2007........................                   1,443
                     2008........................                   1,155
                     2009........................                      32
                     2018........................                     311
                     2019........................                   2,100
                                                                  -------

                                                                  $29,208
                                                                  =======

     In addition to the federal net operating loss carryforwards, Reading has alternative minimum tax credits of $3,189,000 which can be carried forward indefinitely, as well as, foreign net operating loss carryforwards of $27,639,000 of which $14,102,00 expires between 2002 and 2006 unless utilized prior thereto. At December 31, 1999, Craig has capital loss carryforwards of approximately $3,200,000 which expire in 2001 unless utilized prior thereto.

     Reading's 1996 consolidated federal income tax return is under currently being examined by the Internal Revenue Service.


NOTE 18 -- OTHER INCOME (EXPENSE) AND FINANCIAL INSTRUMENTS

     "Other income (expense)" totaled $1,033,000, $(587,000), and $1,158,000, for the years ended December 31, 1999, 1998 and 1997, respectively. The other income in 1999 was principally comprised of approximately $605,000 of business interruption insurance recovery for the CineVista locations damaged by the Hurricane George, approximately $65,000 from renting out excess office and parking space at the Royal George Theater, and approximately $185,000 of realized gain on selling of an investment property held by Craig.

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------

Other expense in 1998 was principally a result of a loss on foreign currency contract transactions amounting to approximately $670,000. Other income in 1997 included (i) a $490,000 reversal of a provision for estimated costs incurred in prior years, (ii) $260,000 received from a third party as reimbursement of certain acquisition related expenditures which were expensed in prior periods, and (iii) approximately $220,000 from foreign currency agreements.


NOTE 19 - LEGAL PROCEEDINGS

Certain Shareholder Litigation
------------------------------

     In September 1996, the holder of 50 shares of REI's Common Stock commenced a purported class action on behalf of Reading Company's minority shareholders owning Reading Company Class A Common Stock in the Philadelphia County Court of Common Pleas relating to the October REI Reorganization and Stock Transactions (Note 2). The complaint in the action (the "Complaint") named REI, Craig, two directors of Craig (former directors of Reading) and all of the current directors of REI (other than Gregory R. Brundage and Robert F. Smerling) as defendants. The Complaint alleged, among other things, that the REI Independent Committee set up to review the transactions and the current and former directors of REI breached their fiduciary duty to the minority shareholders of REI in the review and negotiation of the Reorganization and Stock Transactions and that none of the directors of REI were independent and that they all were controlled by James J. Cotter (the Chairman of the Board of Craig and REI), Craig or those controlled by them. The Complaint also alleged, in part, that the defendants failed to disclose the full future earnings potential of REI and that Craig would benefit unjustly by having its credit rating upgraded and its balance sheet bolstered and that the value of the minority shareholders' interest in REI was diluted by the transactions.

     In November 1996, plaintiffs filed an Amended Complaint against all of the Company's present directors, its two former directors and Craig. The Amended Complaint does not name the Company as a defendant. The Amended Complaint essentially restates all of the allegations contained in the complaint and contends that the named defendant directors and Craig breached their fiduciary duties t the alleged class. The Amended Complaint seeks unspecified damages on behalf of the alleged class and attorney's and experts' fees. On December 9, 1997, the Court certified the case as a Class Action and approved the plaintiffs as Class Representatives.

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

       On September 28, 1998, the defendants filed a motion for summary judgment. In February 2000, the court granted summary judgment against the Plaintiff and in favor of all of the Defendant directors. Craig was not dismissed, however, and the Court has agreed to reconsider Craig's motion in light of its decision to dismiss the claims against all of the defendant directors. The plaintiff has not elected to seek any rehearing or interlocatory appeal of the trial court's decision to dismiss the defendant directors.

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------

Other Claims
------------

The Company is not a party to any other pending legal proceedings or environmental action which management believes could have a material adverse effect on its financial position. While the City of Philadelphia has asserted that the Company's share of any environmental clean-up costs related to its North Viaduct property would be in the range of $3,500,000, the Company does not believe that it has any current obligation to commence such remediation.

Redevelopment Authority of the City of Philadelphia v. Reading
--------------------------------------------------------------

     In December 1997, the Redevelopment Authority of the City of Philadelphia (the "RDA") filed an action in the Philadelphia Court of Common Pleas which relates to the 1993 sale of the Headhouse property by Reading to the RDA. Plaintiff has alleged discovery of asbestos, PCB's, lead paint, and alleges past and future clean-up costs in excess of $1,000,000. The action is based upon theories of contract and state environmental law. The Company has denied liability and intends to vigorously defend. It is management's opinion that the RDA's claim is meritless in that Reading adequately disclosed the condition of the property and expressly limited its representations made in connection with the sale.


NOTE 20 -- RELATED PARTY TRANSACTIONS

     Reading acquired the NY Angelika on August 27, 1996 (See Note 4). The theater is owned jointly by Reading and Sutton Hill, a partnership affiliated with City Cinemas, a Manhattan-based theater operator and owned in equal parts by Mr. James J. Cotter, the Company's Chairman, and Mr. Michael Forman. City Cinemas (also owned indirectly in equal parts by Messrs. Cotter and Forman) operates the theater pursuant to a Management Agreement. Mr. Cotter is the Chairman of the Board of REI and Craig and the principal shareholder of Craig, owning 23% of the Company's outstanding securities which represents approximately 31% of the vote of the Company's outstanding securities. Hecco Ventures, a company controlled by Mr. Forman and his family beneficially own approximately 17.4% of Craig's outstanding securities. Mr. Cotter votes directly or by proxy his shares representing approximately 33.1% of the voting power of Craig and is a general partner of a limited partner of Hecco Ventures, and, accordingly, has shared voting power with respect to the shares held by Hecco Ventures, which together with his direct ownership represents approximately 50.6% of the voting power of Craig.

     City Cinemas manages the AFC and two other cinemas operated by Robert F. Smerling, President of the Company, and Neil Sefferman, Vice President - Film of the Company also serve in the same positions with City Cinemas.

     In December 1998, the Company and Sutton Hill entered into an Agreement in Principle to lease and operate four cinemas and manage three other cinemas all of which are located in Manhattan and which together constitute the City Cinemas circuit. In addition, the Agreement in Principle provides for the acquisition by the Company of three live "Off Broadway" theaters also located in Manhattan. The Conflicts Committee of the REI Board of Directors (the "Conflicts Committee"), comprised entirely of directors independent of Messrs. Cotter and Forman, reviewed and negotiated the transaction. Consummation of the transaction is contingent upon, among other things, receipt of fairness opinions relating to the transactions and approval of REI's shareholders of the issuance of Common Stock for the acquisition of the "Off Broadway Theaters".

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------


     Under the terms of the Agreement in Principle, Reading is to lease and operate the City Cinemas Circuit for an initial term of ten years and to acquire the Off Broadway Theaters. In addition, Reading is to acquire the 16.7% interest in AFC not already owned by it for $4.5 million, to be paid in a ten-year installment sale note. Reading had agreed to provide to the sellers, at the election of the sellers, standby credit facilities of up to $32.5 million maturing in 10 years.

     In fiscal 1999, Reading has offered Citadel the opportunity to take over its position under this agreement. Citadel has advised Reading that it is interested in taking over Reading's position under these agreements, if certain modifications to the transactions can be negotiated, and has formed a special committee comprised entirely of independent directors to review the transactions and to negotiate such modifications directly with Sutton Hill. While no assurances can be given, it is contemplated that, if Citadel consummates a transaction with Sutton Hill, Citadel will refund Reading's $1,000,000 deposit that it had paid to Sutton Hill and that Reading will work in good faith with Citadel to negotiate a transaction which may permit Citadel to acquire the remaining domestic cinemas assets of the Company, including a cinema in Dallas currently under development.

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

     The Consolidated Company owns approximately 48% of Citadel Holding Corporation (See Note 7). Messrs. Cotter and Tompkins each serve as directors of that company. Mr. Cotter serves as Chairman and Mr. Tompkins serves as Vice Chairman, Secretary and Chief Accounting Officer of Citadel. During the years ended December 31, 1999, 1998 and 1997, Reading utilized the services of certain Citadel employees, including the President and Chief Executive Officer of Citadel, for real estate advisory services for which Reading paid Citadel $215,000, $410,000, and $240,000, respectively, a rate which is believed to approximate the fair market value of such services. In addition, Craig provided certain administrative services to Citadel which it was paid approximately $72,000 per annum for each of the years ended December 31, 1999, 1998, and 1997.

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

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------

     On December 31, 1997, BRI (owning 40%), Citadel (owning 40%) and Visalia, LLC (a limited liability company controlled by James J. Cotter, the Chairman of the Board of REI, Craig, and Citadel, and owned by Mr. Cotter and certain members of his family) entered into three general partnerships (the "Partnerships"). The Partnerships acquired an agricultural property (purchase price amounting to approximately $7.6 million) planted with citrus trees. The Partnerships currently use Big 4 Farming LLC ("Farming) to farm their properties. Farming is owned 80% by Citadel and 20% by Visalia, and it receives in consideration of its services reimbursement of its costs plus 5% of the net revenues of the farming operations after picking, packing and hauling. Farming, in turn, contracts with Cecelia for certain bookkeeping and administrative services, for which it pays a fee of $6,000 per month. Cecelia also packs fruit for the Partnerships. The acquisition was financed by a ten-year purchase money mortgage in the amount of $4.05 million, a line of credit from Citadel and pro-rata contributions from the partners. Through its holdings in BRI and Citadel, the Company owns approximately 38% of such Partnerships at December 31, 1999.
In December 1998, the Partnerships suffered a freeze which destroyed the 1998-1999 crop. The Partnerships have no funds to repay a $3,250,000 line of credit from Citadel or fund the estimated $3,501,000 required to fund costs associated with production of a 1999-2000 crop and complete the proposed 2000 planting, other than to call upon the partners for funding or to borrow additional funds from Citadel. BRI has no funds or resources with which to provide such funding, other than to call upon its separate line of credit from Citadel. Citadel and Visalia have continued to fund the Partnerships' operating and agricultural costs on an 80/20 basis. Citadel is currently reviewing the situation, but will likely continue providing the financing required to produce the 2000 crop and complete the planting planned for 20000 so long as Visalia continues to fund its 20% share of such amounts.

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


NOTE 21 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for the years ended December 31, 1999, 1998, and 1997 are summarized below:

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999

------------------------------------------------------------------------------------------------------------------------
                                                                                   Net (Loss)                Basic and
                                                                                    Earnings                  Diluted
                                                           Net                   Applicable to                Earnings
                                                         Revenues                 Stockholders               Per Share
                                                         --------                 ------------               ---------
Year Ended December 31, 1999                                      (In thousands, except per share amounts)
-------------------------------------------      -----------------------------------------------------------------------

Quarter ended March 31, 1999                                   $ 7,518                  $ (1,206)                 $(0.11)
Quarter ended June 30, 1999                                      9,274                     1,314                    0.12
Quarter ended September 30, 1999                                11,404                    (1,460)                  (0.14)
Quarter ended December 31, 1999                                 10,292                   (14,456)                  (1.36)
                                                               -------                  --------
                                                               $38,488                  $(15,808)
                                                               =======                  ========
Year Ended December 31, 1998
-------------------------------------------

Quarter ended March 31, 1998                                   $ 8,745                     $(173)                 $(0.02)
Quarter ended June 30, 1998                                      8,559                      (141)                  (0.01)
Quarter ended September 30, 1998                                 8,820                      (455)                  (0.04)
Quarter ended December 31, 1998                                  7,805                       (85)                  (0.01)
                                                               -------                     -----
                                                               $33,929                     $(854)
                                                               =======                     =====


1999:
-----

     The first quarter loss applicable to common shareholders is primarily attributable to the decrease in theater operating income and an increase in general and administrative expenses. The decrease in theater operating income reflects the closing of four screens at two CineVista locations during first quarter of 1998. Increase in general and administrative expenses during the first quarter reflects the increased costs associated with continued expansion of operations and development activities in Australia. The net income available to common shareholders for the second quarter increased principally due to the increased equity earnings from the Consolidated Company's 48% investment in Citadel. Citadel reported a significant gain from the sale of property during this period. The results of the third and fourth quarters included asset impairment write-downs for the CineVista locations. Specifically, the Company wrote off approximately $14,991,000 in property and equipment, and leasehold improvements relating primarily to Reading Puerto Rico during principally the fourth quarters of fiscal 1999.

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999
--------------------------------------------------------------------------------

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


NOTE 22-- PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

     As described in Note 1, the accompanying consolidated financial statements include the accounts of Craig and its majority owned subsidiaries. The following information reflects only the accounts of Craig and its wholly owned subsidiaries.

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999

                                                         December 31,
                                                 ----------------------------
Condensed Balance Sheet:                         1999               1998
                                                 ----               ----
Assets:
------
Cash                                               $  1,801           $  4,721
Other current assets                                    743                 18
                                                   --------           --------
  Total current assets                                2,544              4,739
Investment in Citadel                                 6,288              4,804
Investment in Common Stock of Reading                49,040             63,761
Investment in Preferred Stock of Reading             55,000             55,000
Property and equipment, net                             689                694
Other assets                                            117                157
Excess of cost over net assets acquired               1,065              1,109
                                                   --------           --------
  Total assets                                     $114,743           $130,264
                                                   ========           ========

Liabilities and stockholders equity:
-----------------------------------
 Accounts payable and accrued expenses             $    493           $    674
 Note payable to Citadel, current                     1,998              1,998
 Deferred tax liabilities                            30,410             30,410
 Stockholders' equity                                81,842             97,182
                                                   --------           --------
 Total liabilities and stockholders' equity        $114,743           $130,264
                                                   ========           ========

                                                                       Years Ended December 31,
                                                  -------------------------------------------------------------------
Condensed Statement of Operations:                        1999                    1998                   1997
                                                          ----                    ----                   ----
Revenues:
--------
 Equity earnings (losses) of Reading                          $(16,070)                $(3,175)                $  543
 Equity in earnings of Citadel                                   1,484                     843                     94
 Equity losses of Big 4                                             --                    (174)                    --
 Dividend income from Reading                                       13                   3,575                  3,575
 Service income from Stater                                         --                      --                    972
 Interest income                                                   113                     235                    196
                                                              --------                 -------                 ------
                                                               (14,460)                  1,304                  5,380
                                                              --------                 -------                 ------
Expenses:
--------
 General and administrative                                        987                   1,640                  1,712
 Depreciation and amortization                                     169                     185                    240
 Interest expense                                                  154                     169                    125
 Loss from Australian theatre developments                          --                      --                     --
 Loss from joint venture                                            --                     164                    207
                                                              --------                 -------                 ------
                                                                 1,310                   2,158                  2,284
                                                              --------                 -------                 ------
 (Loss) earnings before other income and taxes                 (15,770)                   (854)                 3,096
 Gain from sale of property                                        185                      --                     --
                                                              --------                 -------                 ------
 (Loss) earnings before income taxes                           (15,585)                   (854)                 3,096
 Income taxes                                                      224                      --                    245
                                                              --------                 -------                 ------
        Net (loss) earnings                                   $(15,809)                $  (854)                $2,851
                                                              ========                 =======                 ======

CRAIG CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999

------------------------------------------------------------------------------------------------------------------------
                                                                                  Years Ended December 31,
                                                          ---------------------------------------------------------------
Condensed Statement of Cash Flows:                              1999                     1998                    1997
                                                                ----                     ----                    ----
Operating Activities:
--------------------
 Net earnings                                                 $(15,809)                  $ (853)                $2,808
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
Gain on sale of G&L property                                      (185)                      --                     --
Depreciation and amortization                                      169                       --                     --
 Equity earnings (losses) of equity affiliates                  14,584                    2,506                   (594)
 Increase in deferred taxes                                         --                       --                    160
 Other                                                            (907)                     150                    287
                                                              --------                   ------                 ------
 Net cash provided by operating activities                      (2,148)                   1,803                  2,661

Investing Activities:
--------------------
 Acquisition of G&L common stock                                  (361)                     --                   (819)
 Acquisition of G&L property                                    (1,600)                     --                     --
 Sale of G&L common stock                                          387                      --                     --
   Sale of G&L property                                          1,760                      --                     --
 Purchase of Citadel common stock                                   --                  (1,425)                (1,998)
 Purchase of equipment                                             (79)                     (5)                    (2)
                                                                ------                  ------                 ------
 Net cash provided by (used in) investing                          107                  (1,430)                (2,819)
  activities

Financing Activities:
-----------------------------------------------
 Purchase of Citadel stock for a note                                --                      --                  1,998
 Treasury Stock Repurchases                                        (879)                   (984)                    --
                                                                -------                  ------                 ------
 Net cash (used in) financing activities                           (879)                   (984)                 1,998
                                                                -------                  ------                 ------

Decrease in cash and cash equivalents                            (2,920)                   (611)                 1,840
Cash and cash equivalents at January 1,                           4,721                   5,332                  3,492
                                                                -------                  ------                 ------
Cash and cash equivalents at December 31,                       $ 1,801                  $4,721                 $5,332
                                                                =======                  ======                 ======


NOTE 23- COMPREHENSIVE INCOME (LOSS)

As of January 1, 1998, the Consolidated Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes rules for the reporting and presentation of comprehensive income and its components. SFAS 130 requires the Company to classify foreign currency translation adjustments which, prior to adoption, were reported separately in shareholders; equity to be included in comprehensive income. The following sets forth the Consolidated Company's comprehensive (loss) income for the three years ended:

                                             Years Ended December 31,
                                             ------------------------
                                            1999        1998       1997
                                            ----        ----       ----
  Net (loss) income                       $(15,353)   $  (399)   $ 3,306
  Other comprehensive income (loss),
   net of tax                                1,948     (1,677)    (4,437)
                                          --------    -------    -------
  Comprehensive (loss)                    $(13,405)   $(2,076)   $(1,131)
                                          ========    =======    =======

NOTE 24 -SUBSEQUENT EVENTS

     On April 5, 2000, Reading sold a 50% interest in the AFC to National Auto Credit, Inc. AFC is the owner of the NY Angelika. The 50% membership interest (the "Angelika Interest") was conveyed in exchange for 8,999,900 shares of the common stock of NAC, representing approximately 26% of the outstanding common stock of that company (calculated after the issuance of such shares), and 100 shares of the Series A Preferred Stock of NAC, representing 100% of such class. The Series A Preferred Stock has a liquidation preference of $1.50 per share, is convertible into the common stock of NAC on a share for shares basis, is entitled to a dividend preference equal to any dividends declared on the NAC common stock (determined on a per share basis), and enjoys certain special voting rights. As a consequence of that transfer, (a) AFC is now owned 50% by NAC, 33.3% by Reading, and 16.7% by Sutton Hill and (b) the Company and its affiliates own approximately 29% of the outstanding common stock of NAC. NAC Common Stock closed on April 10, 200O at $1.08.

     NAC is a publicly traded company whose shares are traded in the over-the-counter market. Historically, NAC has been in the business of originating, purchasing and servicing sub-prime loans secured by second hand automobiles. However, in recent periods, NAC has sold substantially all of its inventory of loans, substantially reduced its work force and, in essence, reduced its assets to cash and real estate. The Company is advised by NAC that it is considering investments in several industries, one of them being domestic cinema exhibition, and that the acquisition of the AFC Interest constituted a possible first step in what may be a substantially larger commitment to that industry. Accordingly, Reading has also granted to NAC two separate and independent options to acquire additional US cinema assets of the Company.

     Under the first option (the "AFC Option"), NAC has the right to acquire the remaining 33.3% membership interest in AFC owned by Reading in exchange for an additional 6 million shares of NAC common stock, to the extent that authorized but unissued shares of NAC common stock are available for such purpose. To the extent that NAC has less than 6 million shares available for such purpose, NAC has the right to substitute cash for such shares (at the rate of $1.50 per share) to the extent necessary to make up for any such shortfall. The AFC Option can be exercised through May 20, 2000. Following the exercise of the AFC Option, the remaining 16.7% membership interest in AFC would continue to be owned by Sutton Hill, and the cinema would continue to be managed as a part of the City Cinemas Chain.

     Under the second option (the "City Cinemas Option"), NAC has the right to acquire the remainder of Reading's domestic assets for cash (including the Company's rights to the City Cinemas Transaction, and, if NAC has not previously exercised the AFC Option, the Company's remaining interest in AFC). The City Cinemas Option can be exercised through June 5, 2000. The Company has received $500,000 in consideration of the grant of the City Cinemas Option. NAC has the right to extend the option for two 30-day periods, by payment of an additional $100,000 for each such 30-day extension period.

     If NAC exercises the City Cinemas Option, it is required to give to Citadel a right to participate in the transaction on a 50/50 basis. The decision whether or not to proceed with either of the options described above rests with NAC and not with the Consolidated Company or Citadel. Such transactions are also subject to Hart Scott Rodino review and clearance. Accordingly, no assurances can be given that any further transactions will be effected between the companies.

                         REPORT OF INDEPENDENT AUDITORS






The Board of Directors and Shareholders of
Craig Corporation


     We have audited the accompanying consolidated balance sheets of Craig Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Craig Corporation and subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE

Los Angeles, California
April 11, 2000

                        Report of Independent Auditors

The Board of Directors
Craig Corporation

We have audited the accompanying consolidated balance sheet of Craig Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Craig Corporation and subsidiaries at December 31, 1998, and the consolidated results of their operations and their cash flow for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                             /s/ Ernst & Young LLP

                                             Ernst & Young LLP

Los Angeles, California
March 31, 1999