Form 10-Q
period 2000-03-31
CRAIG CORP
filed 2000-05-22
CIK 110985

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          --------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:  March 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _________________

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

                            Yes [X]             No
                                ---                ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 3,436,808 shares of Common Stock, $0.25 par value per share, and 7,058,408 shares of Class A Common Preference Stock, $0.01 par value per share, as of April 5, 2000.


================================================================================

                      CRAIG CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----

PART 1.   Financial Information
------

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 2000 (Unaudited)
               and December 31, 1999 ......................................... 1

          Consolidated Statements of Operations for the Three Months
               Ended March 31, 2000 and 1999 (Unaudited) ..................... 3

          Consolidated Statements of Cash Flows for the Three Months
               Ended March 31, 2000 and 1999 (Unaudited) ..................... 4

          Notes to Consolidated Financial Statements ......................... 5

Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations ..................................... 18


PART 2.   Other Information
-------

Item 1.   Legal Proceedings ..................................................25
Item 2.   Changes in Securities...............................................25
Item 3.   Defaults Upon Senior Securities.....................................25
Item 4.   Submission of Matters to a Vote of Security Holders.................25
Item 5.   Other Information...................................................25
Item 6.   Exhibits and Reports on Form 8-K ...................................25

Signatures ...................................................................26

                       CRAIG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                         March 31,     December 31,
                                                           2000            1999
                                                     --------------- ----------------
ASSETS                                                   (In thousands of dollars)
---------------------------------------------------- --------------------------------
Current Assets
   Cash and cash equivalents                             $  6,313        $ 15,077
   Restricted cash                                          1,643             948
   Receivables                                                941             695
   Inventories                                                344             316
   Prepayments and other current assets                     1,519           1,389
   Due from affiliate                                       1,000           1,000
                                                          -------         -------
          Total current assets                             11,760          19,425
                                                          -------         -------

   Equity investment in Citadel                            17,322          17,246
   Equity investments in foreign affiliates                 1,841           2,140
   Note receivable from joint venture partners              1,002           1,549
   Assets held for sale                                     5,384           5,740
   Property held for development                           29,825          31,623
   Property and equipment, net                             60,365          58,501
   Other assets                                             3,222           1,807
   Excess of cost over net assets acquired, net             9,816           9,975
                                                          -------         -------

          Total assets                                   $140,537        $148,006
                                                          =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------

Current Liabilities:
   Accounts payable                                      $  2,364        $  3,340
   Film rental payable                                      1,486           1,718
   Accrued property costs                                   3,471           4,355
   Accrued taxes                                              808             708
   Accrued restructuring charges                              679             846
   Note payable                                             9,658           8,618
   Note payable to Citadel                                  1,998           1,998
   Other accrued expenses and liabilities                     748             703
                                                          -------         -------
           Total current liabilities                       21,212          22,286
                                                          -------         -------

   Note payable                                             2,977           1,035
   Other liabilities                                        6,185           5,917
   Deferred tax liabilities                                 8,368           8,368
                                                          -------         -------
            Total long term liabilities                    17,530          15,320
                                                          -------         -------

          See accompanying notes to consolidated financial statements.

                       CRAIG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                              March 31,      December 31,
                                                                2000             1999
                                                            -------------  ----------------
                                                               (In thousands of dollars)
                                                            -------------------------------
Minority interest in equity of subsidiaries                     22,100         22,797
Redeemable Preferred stock of Reading                            7,000          7,000

Commitments and Contingencies (Note 8)

Shareholders' Equity
   Preferred stock, par value $.25, 1,000,000 shares
     authorized, none issued                                        --             --
   Class A common preference stock, par value $.01,
     10,000,000 shares authorized, 8,734,065 issued
     and 7,058,408 outstanding                                      87             87
   Class B common stock, par value $.01, 20,000,000
     shares authorized, none issued                                 --             --
   Common Stock, par value $.25, 7,500,000 shares
     authorized, 5,444,061 shares issued and 3,436,808
     and 3,512,308 outstanding at March 31, 2000 and             1,361          1,361
     December 31, 1999, respectively
   Additional paid-in capital                                   31,111         31,111
   Retained earnings                                            71,423         73,449
   Accumulated other comprehensive loss                         (9,570)        (4,052)
   Cost of treasury shares, 3,682,906 and 3,607,406
     shares at March 31, 2000 and December 31, 1999,
     respectively                                              (21,717)       (21,353)
                                                              --------       --------
           Total shareholders' equity                           72,695         80,603
                                                              --------       --------

           Total liabilities and shareholders' equity         $140,537       $148,006
                                                               =======        =======


          See accompanying notes to consolidated financial statements.

                       CRAIG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Three Months Ended
                                                                     March 31,
                                                           2000                      1999
                                                    ------------------------------------------
                                                             (In thousands of dollars,
                                                             except for share amounts)
Revenues:
   Theater admissions                                   $ 7,897                   $ 5,529
   Theater concessions                                    2,496                     1,627
   Theater advertising and other                            639                       313
   Real estate                                              189                        49
                                                        -------                   -------
                                                         11,221                     7,518
                                                        -------                   -------
Expenses:
   Theater costs                                          9,216                     5,803
   Theater concession costs                                 538                       367
   Depreciation and amortization                            804                       708
   General and administrative expenses                    2,893                     2,826
                                                        -------                   -------
                                                         13,451                     9,704
                                                        -------                   -------

Loss from operations                                     (2,230)                   (2,186)

(Loss) earnings from equity investments                     (79)                      149
Other income                                                 35                        19
Interest and dividend income                                187                       788
Interest expense                                           (251)                      (56)
                                                        -------                   -------

Loss before taxes and minority interest                  (2,338)                   (1,286)
Minority interest                                           644                       416
                                                        -------                   -------

Loss before taxes                                        (1,694)                     (870)
Provision for taxes                                        (218)                     (222)
                                                        -------                   -------

Net loss                                                 (1,912)                   (1,092)
Dividends paid on subsidiary redeemable
   preferred stock                                         (114)                     (114)
                                                        -------                   -------

Net loss applicable to Craig common shareholders        $(2,026)                  $(1,206)
                                                        =======                   =======

Basic and diluted loss per share                        $ (0.19)                  $ (0.11)
                                                        =======                   =======


          See accompanying notes to consolidated financial statements.

                               CRAIG CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Three Months Ended
                                                                          March 31,
                                                               ------------------------------
                                                                     2000             1999
                                                               ----------------   -----------
Operating Activities                                              (In thousands of dollars)
Net loss                                                           $(1,912)         $(1,092)
Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation                                                      448              561
     Amortization                                                      356              147
     Deferred rent expense                                             112               81
     Equity (earnings) loss of affiliates                               79             (149)
     Write off of capitalized development costs                          5              142
     Minority interest                                                (644)            (416)
     Changes in operating assets and liabilities:
     (Increase) decrease in receivables                               (246)             (84)
     (Increase) decrease in other assets                              (487)            (348)
     Decrease in payables                                           (1,618)          (1,799)
     Decrease in accrued film rental                                  (201)             (38)
     Increase in other liabilities                                      31              526
                                                                   -------          -------
Net cash used in operating activities                               (4,077)          (2,469)
                                                                   -------          -------

Investing activities
     Purchase of property held for development                         (11)            (117)
     Purchase of property and equipment                             (5,639)          (4,631)
     Purchase of Citadel Class B common stock                          (31)              --
     Acquisition of Royal George                                        --              (37)
     Decrease in purchase commitment                                    --               56
     Distributions from joint ventures                                 224               --
     Investments in joint ventures                                      --              (94)
     Decrease in note receivable from joint venture                    488               --
     Increase in restricted cash                                    (2,016)              --
                                                                   -------          -------
Net cash used in investing activities                               (6,985)          (4,823)
                                                                   -------          -------

Financing activities
     Treasury stock repurchases                                       (364)            (351)
     Distributions to minority partner                                 (42)            (107)
     Payment of Reading preferred dividends                           (114)            (114)
     Note receivable from New Zealand joint venture                   (274)             (55)
     Increase (decrease) in note payable                             3,569              (61)
                                                                   -------          -------
Net cash from (used in) financing activities                         2,775             (688)
                                                                   -------          -------
Effect of foreign exchange rate changes                               (477)              36
                                                                   -------          -------

Decrease in cash and cash equivalents                               (8,764)          (7,944)
Cash and cash equivalents at beginning of the period                15,077           63,314
                                                                   -------          -------
Cash and cash equivalents at end of period                        $  6,313          $55,370
                                                                   =======           ======

          See accompanying notes to consolidated financial statements.

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
March 31, 2000
(amounts in tables in thousands)

--------------------------------------------------------------------------------

NOTE 1  --  BASIS OF PRESENTATION

         BASIS OF CONSOLIDATION: The consolidated financial statements include the accounts of Craig Corporation ("Craig") and its wholly owned subsidiaries (collectively, the "Company") and its majority owned subsidiaries (collectively, the "Consolidated Company").

         The Company's principal holdings at March 31, 2000 and December 31, 1999 consisted of (i) common and preferred stock representing approximately 78% of the voting power of Reading Entertainment, Inc. ("REI") (ii) common shares representing approximately 16.6% and 16.4% of the outstanding Class B and Class A common shares of Citadel Holding Corporation ("CHC" and collectively with its consolidated subsidiaries "Citadel"), respectively, and, (iii) 16.4% of the outstanding common stock of Big 4 Ranch, Inc., a company owing a 40% interest in certain agricultural properties located in Kern County, California, respectively, and (iv) cash and cash equivalents. The Consolidated Company holds a 48% interest in Citadel and 49% interest in Big 4 Ranch, Inc.

         REI, its majority owned subsidiary, is principally in the business of developing and operating multi-plex cinemas in Australia and New Zealand. REI also operates cinemas in Puerto Rico and the United States. Reading's cinemas are owned through various subsidiaries and operates under the Angelika Film Centers and Reading Cinemas names in the United States (the "Domestic Cinemas"); through Reading Cinemas of Puerto Rico, Inc., under the CineVista name in Puerto Rico ("CineVista" or the "Puerto Rico Circuit"); through Reading Entertainment Australia Pty Limited (collectively with its subsidiaries referred to herein as "Reading Australia") under the Reading Cinemas name in Australia (the "Australia Circuit") and through the participation of Reading New Zealand Limited ("Reading New Zealand") in a cinema joint venture operating under the Berkley Cinemas name in New Zealand. REI's entertainment center development activities in Australia are also conducted through Reading Australia under the Reading name and in New Zealand through Reading New Zealand. REI operates in two business segments, cinema operations and real estate development. In addition, REI is also a participant in two real estate joint ventures in Philadelphia, Pennsylvania, and holds certain property for sale located in Pennsylvania and Australia and owns certain lease equipment that it leases to third parties.

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

         The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim information and in accordance with the rules of the Securities and Exchange Commission and therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
March 31, 2000
(amounts in tables in thousands)

--------------------------------------------------------------------------------

provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1999 and for the year then ended. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain amounts in previously issued financial statements have been reclassified to conform to the current period presentation.

         BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE: Basic loss per
         --------------------------------------------------
share is calculated by dividing net loss applicable to common shareholders by the weighted average shares outstanding during the period. The weighted average number of shares outstanding for the three months ended March 31, 2000 and 1999 were 10,495,216 and 10,667,144, respectively. Basic and diluted loss per share for the three months ended March 31, 2000 and 1999 was calculated based on net earnings available to common stock shareholders, which includes a reduction for dividends declared on the redeemable preferred stock in REI held by Citadel amounting to approximately $114,000.

         Diluted loss per share is calculated by dividing net loss applicable to common shareholders by the weighted average common shares outstanding plus the dilutive effect of stock options. During the first quarter of 2000 and 1999, the Company recorded a net loss and therefore, the stock options were anti-dilutive. At March 31, 2000, stock options to purchase 659,940 shares of Common Stock and 65,000 shares of Class A Common Preference Stock at average exercise prices of $6.04 and $6.65 per share, respectively, were outstanding.


NOTE 2  --  COMPREHENSIVE INCOME (LOSS)

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes rules for the reporting and presentation of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments, which were reported separately in shareholders' equity prior to adoption of SFAS 130, to be included in other comprehensive income (loss). The following sets forth the company's comprehensive (loss) or income, comprised entirely of foreign currency adjustments, for the periods shown:

                                                Three Months Ended
                                                    March 31,
                                       --------------------------------------
                                             2000                 1999
                                             ----                 ----

Net loss                                   $(2,026)             $(1,206)
Other comprehensive (loss) income           (5,518)               1,083
                                            ------               ------
Comprehensive (loss) income                $(7,544)            $   (123)
                                            ======              =======

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
March 31, 2000
(amounts in tables in thousands)

--------------------------------------------------------------------------------

NOTE 3  --  EQUITY INVESTMENT IN CITADEL HOLDING CORPORATION
            ("CITADEL") AND BIG 4 RANCH, INC. ("BRI")

         At March 31, 2000, the Consolidated Company's owned 2,567,823 shares of Class A Nonvoting Common Stock (the "Class A Shares") and 653,255 shares of Class B Voting Common Stock (the "Class B Shares") of Citadel representing an ownership interest of approximately 48.29%. The Company accounts for its investment in the Citadel by the equity method. Citadel's net earnings for the three months ended March 31, 2000 were approximately $231,000 and the Consolidated Company's share of such earnings was approximately $44,000, which amount is included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2000 as "Earnings in equity investments." Citadel's assets and liabilities totaled $47,371,000 and $13,744,000, respectively, at March 31, 2000. The closing price of Citadel's Class A Shares and Class B Shares on the American Stock Exchange was $2.875 and $3.0625, respectively, at March 31, 2000. Management believes that the March 31, 2000 carrying value of the Citadel investment amounting to approximately $17,322,000 approximates the underlying financial statement equity in the net assets of Citadel.

         In 1997, Craig acquired 666,000 of the CHC shares upon the exercise of a warrant at a cost of approximately $3.00 per share, or $1,998,000. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note in the amount of $1,998,000, secured by 500,000 shares of REI Common Stock. Interest is payable quarterly in arrears at the prime rate, which amounted to 9.0% at March 31, 2000. Interest expense paid pursuant to this note amounted to approximately $44,000 and $39,000 for the three months ended March 31, 2000 and 1999, respectively. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following Citadel's written demand for payment and has been included in the accompanying Balance Sheet as "Note Payable to Citadel."

         The Consolidated Company owns 3,322,279 shares of common stock of BRI representing an ownership interest of approximately 49%. BRI owns a 40% interest in three agricultural partnerships which own agricultural land located in California. A company controlled and owned by the Chairman of the Board of the Company and certain members of his family owns a 20% interest in the partnerships and Citadel owns the remaining 40% interest in the partnerships. The Company accounts for its investment in the BRI common stock by the equity method. BRI's net loss for the three months ended March 31, 2000 totaled $140,000; the Company did not record its share of such loss as the carrying value of its investment in BRI had previously been reduced to $0. The Company has no obligation to fund BRI's operating losses. BRI had deficit equity of approximately $337,000 at March 31, 2000.

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
March 31, 2000
(amounts in tables in thousands)

--------------------------------------------------------------------------------

NOTE 4  --  EQUITY INVESTMENTS IN FOREIGN AFFILIATES

         At March 31, 2000 and December 31, 1999, the Company's equity investments in foreign affiliates is comprised of Reading New Zealand's 50% ownership interest in a joint venture (the "NZ JV"), which owns two cinemas and leases a third cinema. The equity investment in the NZ JV earnings does not include a loan to the joint venture partner of approximately $1,002,000 and $1,222,000 at March 31, 2000. The equity investment in the NZ JV earnings for the three months ended March 31, 2000 was $32,000 and is included in "Equity earnings of affiliate" in the Consolidated Statement of Operations for the three months ended March 31, 2000.

         The carrying value of Reading New Zealand's assets fluctuates due to changes in the exchange rate between the U. S. dollar and New Zealand dollar ($.4960 and $.5215 were the respective exchange rates of U.S. dollar per New Zealand dollar at March 31, 2000 and December 31, 1999).


NOTE 5  --  PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                                  March 31,     December 31,
                                                                    2000            1999
                                                               -------------- ----------------
   Land1                                                          $  2,865        $  3,015
   Buildings                                                        12,611          13,258
   Leasehold improvements                                           27,608          28,138
   Equipment                                                        24,288          24,717
   Construction-in-progress and property development costs          15,205          11,137
                                                                   -------         -------
                                                                    82,577          80,265
   Less:  Accumulated depreciation                                  (7,556)         (7,108)
   Less:  Provision for asset impairment of CineVista              (14,656)        (14,656)
                                                                   -------        --------
                                                                  $ 60,365         $58,501
                                                                    ======          ======

         1 Does not include certain land held for development, which is included in the Consolidated Balance Sheet as "Property held for development".

         The carrying value of Reading Australia's assets will fluctuate due to changes in the exchange rate between the Australian and U.S. dollars. At March 31, 2000 and December 31, 1999, the exchange rates for the U. S. dollar per Australian dollar were $.6062 and $.6543, respectively, and the exchange rates for the U.S. dollar per New Zealand dollar were $.4960 and $.5215, respectively.

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
March 31, 2000
(amounts in tables in thousands)

--------------------------------------------------------------------------------

NOTE 6  --  ASSETS HELD FOR SALE

         Reading Australia owns a 50% interest in the Whitehorse Property Group Unit Trust ("WPG"). WPG owns a shopping center located near Melbourne, Australia. In early 2000, Reading Australia and the joint venture partner agreed to attempt to sell the property and commenced marketing the property. No assurance can be made that such efforts will be successful.

         WPG's net loss for the quarter ended March 31, 2000 totaled $156,000 and Reading recognized 100% of such loss has been included in the Consolidated Statements of Operations for the three months ended March 31, 2000 as "Equity in earnings of an affiliate". WPG's assets and liabilities totaled $10,174,000 and $7,632,000, respectively, at March 31, 2000. The carrying amount of Reading's interest is $2,483,000, inclusive of a loan to the joint venture partner, and is classified as "Asset held for sale" in the Consolidated Balance Sheet. Reading Australia has guaranteed 50% of WPG's bank debt and 100% of certain ground lease payments, which amounts totaled approximately $3,962,000 at March 31, 2000. During 2000, the bank loan has been renewed by the lender on a month-to-month basis.

         Reading determined that it would sell the Royal George Theatre (the "RGT"). Accordingly, $2,902,000, the net carrying value of the RGT, which management believes is less than the estimated net realizable value (based upon an appraisal of the property), has been classified as property held for sale in the Consolidated Balance Sheet at March 31, 2000 and December 31, 1999. The Consolidated Company recognized revenues of $236,000 and income before taxes and interest of $53,000 from RGT in the three months ended March 31, 2000.

         Reading has an agreement with a third party to sell a 3/4-acre parcel of land located in Philadelphia, Pennsylvania, for net proceeds to the Company of approximately $1,400,000. The sale is expected to close during second quarter of 2000.

NOTE 7  --  INCOME TAXES

         Craig and Reading file separate consolidated federal and state income tax returns. One company's net operating loss and capital loss carryforwards, therefore, cannot be used to offset the other company's tax liabilities. Income tax expense amounted to approximately $218,000 during the three months ended March 31, 2000 including $207,000 of foreign withholding taxes which will be paid if certain intercompany loans are repaid.

NOTE 8  --  COMMITMENTS AND CONTINGENCIES

         At March 31, 2000, the Consolidated Company had cash balances amounting to approximately $6,313,000 and current liabilities exceeding current assets of approximately $9,453,000. REI is majority owned by the Company and accordingly, is included in the Consolidated financial statements of the Company. However, Craig and REI are separate public companies and each entity's capital resources

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
March 31, 2000
(amounts in tables in thousands)

--------------------------------------------------------------------------------

and liquidity is legally independent of the other and any intercompany loans, receivables or dividends would require approval of each separate company's Board of Directors. At March 31, 2000, Craig had cash balances of approximately $703,000, a management fee receivable from Reading and Citadel of approximately $941,000, and current liabilities of approximately 2,439,000 inclusive of a demand note payable due to Citadel amounting to $1,998,000.

         Since October 1996, liquidity of Craig has been principally dependent on Reading's ability to pay dividends in accordance with the terms of the Reading Preferred Stock held by the Company amounting to $3,575,000 annually. As of March 31, 2000, Reading was $4,469,000 in arrears with respect to such dividends. As discussed below, Reading does not currently have the resources or a plan to pay such dividends in the near future. Accordingly, Craig's future liquidity is dependent on Craig obtaining financing, Reading obtaining financing which will permit it to pay dividends on its Series B Preferred Stock and/or selling Citadel or Reading securities held by Craig. Craig has no present plan or intention to sell Citadel or Reading securities. Annual operating costs of Craig after consideration of intercompany allocation of general and administrative costs approximate $1,200,000 annually.

         At March 31, 2000, Reading had commitments for major capital expenditures, property purchase commitments, and purchase money debt commitments for 2000 and thereafter which totaled approximately $10,900,000 inclusive of bank debt due within one year of approximately $8,046,000. Also, Reading had commitments to build cinemas and entertainment centers aggregating to approximately $43,500,000, or which approximately $20,500,000 is anticipated to be funded in 2000. In addition, Citadel holds all of the outstanding shares of Reading's Series A Voting Convertible Preferred Stock and has the option to require Reading to repurchase such shares at its stated value of $7,000,000 at any time during a ninety-day period commencing October 16, 2001.

         Reading Australia has obtained a bank loan which provides for initial borrowings of up to $13,940,000 and if additional bank participants are secured, aggregate borrowings of up to $44,625,000 and an extension of the loan maturity from December 31, 2000 to December 31, 2003. The existing line-of-credit should provide Reading Australia with adequate funding to complete an entertainment center presently under development in Sydney, and if additional lenders are secured, with adequate funding for a second entertainment center located in the Melbourne area in 2001. At March 31, 2000, $2,246,000 had been borrowed under Reading Australia's line-of-credit.

         At the present time, Reading has substantial assets invested in land, in entertainment center projects which are currently under construction or which have not been fully leased, and in cinemas which have been opened for less than six months and which, as a result, have higher operating costs than matured cinema operations. Accordingly, Reading is currently recording losses. In order to improve its liquidity, Reading is in the process of selling a number of assets, including a) certain property located in the Philadelphia metropolitan area, b) the Royal George Theatre in Chicago, c) WPG and d) all or substantially all of its domestic cinema assets. In the event that such sources prove insufficient for such purposes, Reading will consider postponing or delaying development projects or bringing in joint venture partners and/or selling additional assets.

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
March 31, 2000
(amounts in tables in thousands)

--------------------------------------------------------------------------------

         In April 2000, as a result of the write-downs taken with respect to the Company's cinema assets in Puerto Rico, CineVista's bank lender demanded repayment of the then outstanding line-of-credit loan balance, $4,350,000. CineVista has repaid $550,000 of the outstanding bank debt and has agreed to repay the outstanding balance of $3,800,000 by monthly amounts of $400,000 during the May through September 2000 period, $150,000 for October and November 2000, and the balance of $1,500,000 in December 2000. Management believes that proposed asset sales of certain Philadelphia properties, a sale of the Royal George Theatre and the possible sale of the domestic cinemas, if consummated, would provide sufficient funds to repay CineVista's bank debt.

         Reading also has $3,858,000 in seller provided financing which is due in 2000. Of this amount, $1,180,000 was due to the former owner of the RGT on May 15, 2000. Reading does not presently have adequate liquid resources to meet the debt obligation and is currently in discussions with the former owner of the RGT to defer repayment until the RGT is sold. Reading has a signed letter of intent with respect to the sale of RGT at a price in excess of the carrying value of the asset. The balance of the seller debt amounting to approximately $2,678,000 relates to a mortgage on property owned by Reading New Zealand, which was also due in May 2000. In May 2000, the property owner agreed to extend the mortgage until May 2001. Reading has received proposals from several banks relating to refinancing the $1,389,000 of Reading New Zealand bank debt which is due in December 2000.

         Under the terms of the joint venture agreement with WPG, Reading has guaranteed approximately $3,962,000 of WPG's debt and other obligations. The bank debt matured in 1999 and has been extended on a month-to-month basis subsequent to that time. WPG is currently endeavoring to sell the property secured by this debt.

         The City of Philadelphia (the "City") has asserted that Reading's North Viaduct property requires environmental decontamination and that Reading's share of any such remediation cost will aggregate to approximately $3,500,000. Reading is presently in discussions with the City involving a possible conveyance of the property and believes that reserves related to the North Viaduct are adequate.

         Reading's 1996 tax return is under review by the Internal Revenue Service (the "Service"). While Reading believes its reporting position in such periods to be reasonable and the Service has not alleged any deficiencies, no assurances can be made that Reading's tax reporting position will be upheld.

         The Company has not utilized forward contracts to hedge or offset exposure to market risks arising from changes to foreign exchange rates, principally that of U.S. dollar to Australian and New Zealand dollar. Accordingly, actual costs of construction projects and amounts reflected as commitments may fluctuate based upon foreign exchange rates at the time of payments.

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
March 31, 2000
(amounts in tables in thousands)

--------------------------------------------------------------------------------

NOTE 9  --  SEGMENT INFORMATION

         The following sets forth certain information concerning the Company's two segments, real estate development and cinema operations, for the three months ended March 31, 2000 and 1999:


                              Real                   Corporate
                             Estate       Cinema        and
                           Development  Operations  Eliminations  Consolidated
                           -----------  ----------  ------------  ------------
2000
----
Revenues                     $ 139        $11,032       $     50     $11,221
Operating (loss) income       (637)             1         (1,594)     (2,230)

1999
----
Revenues                    $    0        $ 7,469       $     49      $7,518
Operating (loss) income       (748)           104         (1,542)     (2,186)

         The following table indicates the relative amounts of revenues from cinemas operations by geographic area during the three-months period ended March 31, 2000 and 1999. The Company has no export revenues.

                                       2000                   1999
                                       ----                   ----
Revenues:
---------
     Puerto Rico                      $ 3,203               $ 2,721
     Mainland United States             3,474                 2,954
     Australia                          4,355                 1,794
                                       ------                ------
                                      $11,032               $ 7,469
                                       ======                ======


NOTE 10  --  PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

         As described in Note 1 and Note 8, the accompanying consolidated financial statements, include the accounts of Craig and its majority owned subsidiaries. The following information reflects only the accounts of Craig and its wholly owned subsidiaries. Craig and Reading are separate public companies and each entity's capital resources and liquidity is legally independent of the other and any intercompany loans or receivables would require approval of each separate company's Board of Directors.

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
March 31, 2000
(amounts in tables in thousands)

--------------------------------------------------------------------------------

Condensed Balance Sheet:                           March 31, 2000   December 31, 1999
                                                   --------------   -----------------
Assets:
-------
     Cash and cash equivalents                        $    703        $   1,801
     Other current assets                                  986              743
                                                       -------          -------
         Total current assets                            1,689            2,544
     Investment in Common Stock of Reading              43,608           49,040
     Investment in Preferred Stock of Reading           55,000           55,000
     Investment in Citadel                               6,339            6,288
     Property and equipment, net                           690              689
     Other assets                                           99              117
     Excess of cost over net assets acquired             1,054            1,065
                                                       -------          -------
         Total assets                                 $108,479         $114,743
                                                       =======          =======
Liabilities and stockholders' equity:
-------------------------------------
     Accounts payable and accrued expenses            $    441       $      493
     Note payable to Citadel, current                    1,998            1,998
     Deferred tax liabilities                           30,410           30,410
     Stockholders' equity                               75,630           81,842
                                                       -------          -------
     Total liabilities and stockholders' equity       $108,479         $114,743
                                                       =======          =======
                                                            Three Months Ended
                                                       -----------------------------
                                                          March 31,      March 31,
Condensed Statement of Operations:                          2000           1999
                                                       -------------   -------------
Revenues:
---------
     Earnings (losses) from Reading investment             $(1,608)       $  (767)
     Equity in earnings of Citadel                              20             59
     Interest income                                            21             50
                                                            ------         ------
                                                            (1,567)          (658)
                                                            ------         ------
Expenses:
---------
     General and administrative                                328            464
     Depreciation and amortization                              45             44
     Interest expense                                           86             39
                                                            ------         ------
                                                               459            547
                                                            ------         ------
Loss before income taxes                                    (2,026)        (1,205)
Income taxes                                                    --             --
                                                            ------         ------
Net loss                                                   $(2,026)       $(1,205)
                                                            ======         ======

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
March 31, 2000
(amounts in tables in thousands)

--------------------------------------------------------------------------------

                                                             Three Months Ended
                                                       ------------------------------
                                                          March 31,        March 31,
Condensed Statement of Cash Flows:                          2000             1999
                                                       -------------     ------------
Operating Activities:
---------------------
     Net loss                                              $(2,026)        $(1,205)
     Adjustments to reconcile net earnings to net
         cash provided by operating activities:
     Undistributed earnings of equity affiliates             1,589             767
     Other                                                    (243)            (62)
                                                            ------           -----
     Net cash used in operating activities                    (680)           (500)
                                                            ------           -----
Investing Activities:
---------------------
     Purchase of Citadel stock                                 (31)             --
     Purchase of equipment                                     (24)            (26)
                                                            ------           -----
     Net cash used in investing activities                     (55)            (26)
                                                            ------           -----

Financing Activities:
---------------------
     Repurchase of common stock                               (363)           (351)
                                                            ------           -----

Decrease in cash and cash equivalents                       (1,098)           (877)
Cash and cash equivalents at beginning of period             1,801           4,721
                                                            ------           -----
Cash and cash equivalents at end of period                 $   703          $3,844
                                                            ======           =====

NOTE 11  --  SUBSEQUENT EVENTS

NAC Transaction
---------------

         On April 5, 2000, Reading sold a 50% interest in the Angelika Film Centers LLC ("AFC") to National Auto Credit, Inc. ("NAC"). AFC is the owner of the NY Angelika. The 50% membership interest ("Angelika Interest") was conveyed in exchange for 8,999,900 shares of the common stock of NAC, representing approximately 26% of the outstanding common stock of that company (calculated after the issuance of such shares), and 100 shares of the Series A Preferred Stock of NAC, representing 100% of such class. The Series A Preferred Stock has a liquidation preference of $1.50 per share, is convertible into the common stock of NAC on a share for shares basis, is entitled to a dividend preference equal to any dividends declared on the NAC common stock (determined on a per share basis), and enjoys certain special voting rights. As a consequence of that transfer, (a) AFC is now owned 50% by NAC, 33.3% by the Company and 16.7% by Sutton Hill (a company owned equally by the Chairman of the Company's Board of Directors and a major shareholder of Company) and (b) the Company and its affiliates own approximately 29% of the outstanding common stock of NAC. NAC common stock closed on May 19, 2000 at $.86 per share. NAC is a publicly traded company whose shares are traded in the over-the-counter market. Historically, NAC has been in the business of originating, purchasing and servicing sub-prime loans secured by second-hand automobiles. However, in recent periods, NAC has sold substantially its

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
March 31, 2000
(amounts in tables in thousands)

--------------------------------------------------------------------------------

entire inventory of loans, substantially reduced its work force, and in essence, reduced its assets to cash and real estate. The Company is advised by NAC that it is considering investments in several industries, one of them being domestic cinema exhibition, and that the acquisition of the AFC Interest constituted a possible first step in what may be a substantially large commitment to that industry. Accordingly, the Company has also granted to NAC two separate and independent options to acquire additional U. S cinema assets of the Company.

         Under the first option, ("AFC Option"), NAC has the right to acquire the remaining 33.3% ownership interest in AFC currently owned by the Company in exchange for an additional six million shares of NAC common stock, to the extent that authorized but unissued shares of NAC common stock are available for such purpose. To the extent that NAC has less than six million shares available for such purpose, NAC has the right to substitute cash for such shares (at the rate of $1.50 per share) to the extent necessary to make up for any such shortfall. The AFC Option can be exercised through June 5, 2000. Following the exercise of the AFC Option, the remaining 16.7% membership interest in AFC would continue to be owned by Sutton Hill, and the cinema would continue to be managed as a part of the City Cinemas chain.

         Under the second option ("Domestic Cinemas Option"), NAC has the right to acquire the remainder of Reading's domestic assets for cash (including the Company's rights to the City Cinemas Transactions and if NAC has not previously exercised the AFC Option, the Company's remaining interest in AFC). The Domestic Cinemas Option can be exercised through June 5, 2000. The Company has received $500,000 in consideration of the grant of the City Cinemas Option. NAC has the right to extend the option for two thirty-day periods, by payment of an additional $100,000 for each such thirty-day extension period.

         If NAC exercises the Domestic Cinemas Option, it is required to give to Citadel a right to participate in the transaction on a 50/50 basis. The decision whether or not to proceed with either of the options described above rests with NAC and not with the Company or Citadel. Such transactions are also subject to Hart Scott Rodino review and clearance. Accordingly, no assurances can be given that any further transactions will be effected between the companies.

         On April 7, 2000, Sam J. Frankino, who prior to the issuance of shares to the Company on April 5, 2000 had been the majority stockholder of NAC, filed a written consent with NAC in which he purported, in effect, to undo all of the actions taken by the Board of Directors subsequent to March 1, 2000, to declassify the Board of Directors of NAC and to remove all of those directors who had voted in favor of the issuance of shares of NAC to the Company. On April 12, 2000, Mr. Frankino filed an action in the Delaware Court of Chancery under
Section 225 of the Delaware Corporation Laws, seeking a determination by the Court that he had effectively undone the action taken by the prior board and removed all of such directors. The Company is advised that the management and the directors who are the subject of Mr. Frankino's removal effort intend to vigorously oppose Mr. Frankino's lawsuit. The Company is further advised that NAC has filed a lawsuit against Mr. Frankino seeking damages in the amount of $100 million for harm allegedly caused to NAC as a result of Mr. Frankino's control and dominance of that company, and that the Delaware Chancery Court has combined the Frankino lawsuit and the NAC lawsuit for trial in September 2000. While the Company believes that its transaction with NAC was bona fide and should be

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
March 31, 2000
(amounts in tables in thousands)

--------------------------------------------------------------------------------

upheld by the Court, no assurances can be given as to the results of either Mr. Frankino's lawsuit against NAC or NAC's lawsuit against Mr. Frankino.

City Cinemas Transaction
------------------------

         On May 12, 2000, Reading reached agreement in principle with respect to an assignment, assumption and modification agreement ("AAM Agreement") with Citadel and Messrs. James J. Cotter and Michael Forman (Messrs. Cotter and Forman executing and delivering the AAM Agreement on behalf of themselves and certain of their affiliates; Messrs. Cotter and Forman and such affiliates being referred to herein collectively as "Sutton Hill") pursuant to which Citadel will assume the rights and obligations of Reading under its agreement in principle with Sutton Hill pursuant to which Reading had certain rights and obligations to acquire the City Cinemas circuit and Off Broadway Investments, Inc. ("OBI") ("Agreement in Principle"), as modified by the AAM Agreement.

         Under the terms of the AAM Agreement, the rights and obligations being assumed by Citadel will be modified in certain respects from those which previously existed between Reading and Sutton Hill under the Agreement in Principle. In essence, Citadel and Sutton Hill will be entering into an agreement in principle ("Amended Agreement in Principle") pursuant to which:

         a) Citadel will acquire from Sutton Hill the 1/6th membership interest held by Sutton Hill in Angelika Film Center LLC ("AFC") in consideration of the issuance by Citadel of a two-year promissory note in the amount of $4.5 million, bearing interest at the rate of 8.25% per year, payable quarterly. AFC is the owner of the Angelika Film Center located in the Soho district of New York.

         b) Citadel will lease from Sutton Hill, with option to purchase, the Cinemas I, II, and III, the Murray Hill Cinema, the Sutton Cinema and the Village East Cinema. Rent is calculated to produce an initial return of 8.25% per annum to Sutton Hill, with provision after the second year for certain mandatory increases in rent, subject to an annual cap of 4.3%. An option fee in the amount of $5 million to be paid at the closing, which may be applied in full against the option exercise price of $44 million.

         c) Citadel will acquire from Sutton Hill certain rights to manage the remainder of the Cinemas currently constituting the City Cinemas circuit, including the management agreement applicable to the Angelika Film Center located in the Soho District of Manhattan. No separate consideration is being paid with respect to these management rights.

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
March 31, 2000
(amounts in tables in thousands)

--------------------------------------------------------------------------------

         d) In the merger with OBI, Sutton Hill will receive shares of the Citadel's Class A Common Stock and Class B Common Stock valued, in the aggregate, at $10 million. The Class A Common Stock and Class B Common Stock will be issued in a ratio of eight shares of Class A Common Stock for every two shares of Class B Common Stock. The shares will be valued by reference to the average trading price of such securities over the ten trading days immediately preceding the closing transaction.

         e) Citadel will provide to Sutton Hill a credit facility in the amount of $28 million. This credit facility may not be drawn upon by Sutton Hill earlier than the seventh anniversary of the closing the transactions described in subparagraphs a) through c) immediately above ("Closing"). However, Citadel will have the right to fund the credit facility earlier, should it so elect. If Citadel elects to fund the credit facility on or before the second anniversary of the Closing, then Messrs. Cotter and Forman are obligated to personally guarantee that portion of any borrowings made by Citadel to fund the funding of the credit facility, up to the amount actually disbursed by Citadel from such borrowings to Sutton Hill. The credit facility accrue interest, payable monthly, at the rate of 8.25% for the first two years following the Closing, with provision after the second year for certain mandatory increases in interest rate, subject to an annual cap of 6% of such interest rate as adjusted from time to time. Interest is payable monthly in arrears, and all principal and accrued interest is due on the tenth anniversary of the Closing.

         In addition, Reading will grant to Citadel a right of first negotiation to acquire the remainder of Reading's domestic cinema assets, and Sutton Hill releases Reading from liability under the Agreement in Principle.

         Citadel has reimbursed to Reading, in consideration of the assignment, the $1 million deposit previously paid by Reading to Sutton Hill under the Agreement in Principle. As a consequence of the AAM Agreement, Citadel will also receive an assignment of the Company's rights with respect to that deposit.

         The rights of Citadel with respect to the City Cinemas Assets and with respect to its right of first negotiation to acquire the remainder of the Company's domestic cinemas assets are subject to the prior rights of NAC under the AFC Option and the Domestic Cinemas Option. Under the terms of the Domestic Cinemas Option, NAC is obligated to provide to Citadel the right to participate in such transaction on a 50/50 basis with NAC. To date, NAC has not advised Reading as to whether it intends to exercise the AFC Option and/or the Domestic Cinemas Option. NAC has no rights with respect to the OBI Assets.

         The closing of the Amended Agreement in Principle is subject to the receipt of a fairness opinion from Citadel's financial advisor, the completion of definitive documentation, and the satisfaction of other usual closing conditions. The merger with OBI is subject to approval of the stockholders of Citadel. However, if that approval is not obtained by September 30, 2000, the Amended Agreement in Principle provides that Citadel will acquire the stock of OBI for $10 million in cash. The definitive documentation constituting the AAM Agreement is currently being finalized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Craig Corporation (Craig and collectively with its wholly owned subsidiaries, the "Company") is in the business of identifying, acquiring, owning and strategically managing controlling interests in other operating companies. At March 31, 2000, the Company owned common stock of Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries, "Reading") and REI Series B Preferred Stock representing approximately 78% of the voting power of that company, and 876,885 and 230,521 shares of Class A Nonvoting and Class B Voting (approximately 16.4% and 17.3%) shares of Citadel Holding Corporation ("CHC" and collectively with its wholly owned subsidiaries, "Citadel") Common Stock, respectively, and 1,107,406 (approximately 16.6%) shares of Big 4 Ranch, Inc. ("BRI"). As used herein, the term the "Consolidated Company" is used to describe, for accounting purposes, the Company reporting on a consolidated basis its ownership interest in REI. The Consolidated Company currently owns approximately 48.12% of the Class A Nonvoting Common Stock of Citadel, 48.97% of the Class B Voting Common Stock of Citadel and approximately 49% of the Common Stock of BRI.

        REI has elected to focus in the business of developing and operating multiplex cinemas in Australia; New Zealand, the United States and Puerto Rico, and in developing and eventually operating cinema based entertainment centers in Australia and New Zealand.

Results of Operations

        The following is a comparison of the results of operations for the three months ended March 31, 2000 ("2000 Quarter") with the three months ended March 31, 1999 ("1999 Quarter"). Due to the nature of the Consolidated Company's development and acquisition activities and the timing associated with the results of such activities, and the results of operations of ten new cinemas (86 screens) opened since January 1, 1999 (including four cinemas with 44-screens which opened in the fourth quarter of 1999 and an 8-screen cinema which opened in March 2000), the Consolidated Company's financial position, results of operations and cash flows have varied significantly and, in the view of management are not necessarily indicative of future operating results.

        The Consolidated Company's entertainment center developments have not yet commenced operation, although the cinema portion of one entertainment center commenced operation in December 1999. Reading Australia anticipates completion of two entertainment centers, one of which includes a 10-screen cinema in 2000. As such, the entertainment center developments have not produced significant income or cash flow for the three months ended March 31, 2000.

        The Consolidated Company's net loss applicable to common shareholders for the 2000 Quarter approximated $2,026,000 or $.19 per basic share as compared to the 1999 Quarter net loss applicable to common shareholder of approximately $1,206,000 or $.11 per basic share. The increased loss applicable to common shareholders is principally attributable to a decrease in "Interest and dividend income", an increase in "Interest expense", and a decrease in "Earnings from equity investments" as discussed below. In each of the three month periods ended March 31, "Net loss applicable to common shareholders" has been increased for the 6.5% per annum dividend ($114,000 quarterly) on the $7,000,000 stated value of Reading Convertible Preferred Stock held by Citadel.

        Theater Revenues, Theater Operating Expenses, and General and Administrative expenses for each of the three month periods ended March 31, were as follows:

                                              Domestic
2000                           Cine Vista     Cinemas1       Australia      Corporate        Total
                               ----------     --------       ---------      ---------        -----
Theater Revenue                $3,203,000    $3,474,000     $4,355,000                    $11,032,000
                                                                                    0
Theater Operating Expense       3,137,000     2,961,000      3,656,000              0       9,754,000
Depreciation and
     Amortization2                 33,000       347,000        337,000         87,000         804,000
General & Administrative          209,000        82,000        901,000      1,701,000       2,893,000
                             --------------------------------------------------------------------------
                               $ (176,000)   $   84,000     $ (539,000)   $(1,788,000)    $(2,419,000)
                             ==========================================================================
                                              Domestic
1999                           Cine Vista      Cinemas       Australia     Corporate3        Total
                               ----------      -------       ---------     ----------        -----
Theater Revenue                $2,721,000    $2,954,000     $1,794,000                     $7,469,000
                                                                                    0
Theater Operating Expense       2,518,000     2,233,000      1,419,000              0       6,170,000
Depreciation and
     Amortization                 219,000       271,000        182,000         36,000         708,000
General & Administrative          185,000       133,000        824,000      1,684,000       2,826,000
                             --------------------------------------------------------------------------
                                ($201,000)     $317,000      ($631,000)   ($1,702,000)    ($2,235,000)
                             ==========================================================================

CineVista
---------

         CineVista's Theater Revenues increased approximately 17.7% or $482,000 to $3,203,000 in the three months ended March 31, 2000 from $2,721,000 in the corresponding prior year period. The increase was due to the contribution of a 12-screen cinema which opened in December 1999. The new cinema contributed $645,000 in Theater Revenues, offset by a reduction of approximately $163,000 in Cinema Revenues from those cinemas which were in operation in both the 1999 and 2000 Quarters. At March 31, 2000 and 1999, CineVista operated 56 screens at eight locations and 44 screens at seven locations, respectively.

         CineVista's Theater Operating Expenses increased approximately 24.6% or $619,000 to $3,137,000 for the three months ended March 31, 2000 from $2,518,000 in the corresponding prior year period. The increase from the prior year period is attributable to a 1.36% increase in film and concession costs as a percentage of Theater Revenues and an increase in occupancy costs associated with the additional location and to expense items which vary directly with the increased Theater Revenue.

         CineVista's General and administrative expenses increased approximately 13% or $24,000 to $209,000 for the three months ended March 31, 2000 from $185,000 in the corresponding prior year period due primarily to increased professional fees.


1 Domestic theater operations in 2000 include theater revenues and theater operating expenses amounting to $4,235,000 and $205,000, respectively.

2 During 1999, the Company determined that it would exit the Puerto Rico cinema market and wrote down the value of CineVista to its estimated net realizable value. Accordingly, the fixed assets of CineVista are no longer being depreciated for financial reporting purposes.

3 Corporate operations include the non-joint venture operations of Reading New Zealand and corporate expenses. For the three months ended March 31, 2000 and 1999, New Zealand expenses totaled $109,000 and $82,000, respectively.

Domestic Cinemas
----------------

         Domestic Cinemas' Theater Revenues increased approximately 17.6% or $520,000 to $3,474,000 for the three months ended March 31, 2000 from $2,954,000 in the corresponding prior year period. New screens accounted for $1,237,000 in increased Theater Revenues and included the contribution of the Reading Cinemas in Manville, the Angelika in Buffalo, and the Royal George Theatre in Chicago, which commenced operations in May 1999, July 1999, and March 1999, respectively. The contribution of the new locations was offset in part by decreased Theater Revenues at locations in operation throughout both the 2000 and 1999 Quarters. At March 31, 2000 and 1999, the Domestic Cinemas included 42 screens and 4 stages at seven locations and 22 screens at four locations, respectively.

         Theater Operating Expenses increased approximately 32.6% or $728,000 to $2,961,000 for the three months ended March 31, 2000 from $2,233,000 in the corresponding prior year period, primarily as a result of the increased costs associated with the new locations and a 1.6% increase in film and concession costs as a percentage of Theatre Revenues.

         The Domestic Cinemas' General and Administrative expenses decreased 38.4% or $51,000 to $82,000 for the three months ended March 31, 2000 from $133,000 in the corresponding prior year period due to reduced management fees paid to City Cinemas as a result of the decreased Theater Revenue in managed cinemas which were in operation in both 1999 and 2000.

Australia
---------

         Theater Revenues for Australian operations increased approximately 142.8% or $2,561,000 to $4,355,000 for the three months ended March 31, 2000 from $1,794,000 in the corresponding prior year period. Substantially all of the increase is due to the contribution of five new cinemas with 42 screens which were not in operation in the three months ended March 31, 1999. Reading Australia commenced operation of one new 8 screen cinema in the first quarter of 2000 and is also constructing 10 screens at an entertainment center location expected to commence operations in the third quarter of 2000. At March 31, 2000 and 1999, Reading Australia operated 63 screens at nine locations and 21 screens at four locations, respectively.

         Theater Operating Expenses for Australian operations increased approximately 157.7% or $2,237,000 to $3,656,000 for the three months ended March 31, 2000 from $1,419,000 in the corresponding prior year period. The Operating Margin (Theatre Operating Expense as a percentage of the Theatre Revenue) decreased from 21% to 16.1% due primarily to increased occupancy costs and initial start-up costs of the new cinemas.

         General and Administrative costs increased approximately 9.3% or $77,000 to $901,000 for the three months ended March 31, 2000 from $824,000 in the corresponding prior year period. The increase primarily related to increased payroll costs, office expenses and carrying costs of land held for development associated with continued expansion of operations and development activities in Australia.

Corporate
---------

         Corporate General and administrative expenses remained relatively flat for the three months ended March 31, 2000 as compared to the corresponding prior year period.

Real Estate
-----------

         Real estate revenues include rental income and the net proceeds of sales of Reading's real estate in the United States which Reading is liquidating. Future real estate revenues may increase as larger properties are sold. Reading has an agreement to sell one Philadelphia property for $1,500,000 and anticipates concluding the transaction in the second quarter of 2000.

Equity in Earnings of Affiliate
-------------------------------

         "(Loss) earnings from equity investments" include earnings from the Company's investment in Citadel, BRI, WPG and the NZ JVs. "(Loss) earnings from equity investments" decreased $228,000 to $(79,000) in the three months ended March 31, 2000 as compared to $149,000 in the 1999 Quarter. The decrease in the 2000 Quarter as compared to the 1999 Quarter is principally the result of (i) a $156,000 loss incurred by WPG in the 2000 Quarter as compared to the earnings of $2,000 in the 1999 Quarter and (ii) a decrease in net equity earnings from the Consolidated Company's investment in Citadel which earnings amounted to $44,000 in the 2000 Quarter as compared to $147,000 in the 1999 Quarter. The 2000 Quarter also includes $32,000 of equity earnings from the NZ JV.

Other Income (Expense)
----------------------

         "Other income" totaled $35,000 in the 2000 Quarter as compared to $19,000 in the 1999 Quarter.

Interest Income
---------------

         Interest income totaled $187,000 in the 2000 Quarter as compared to $732,000 in the 1999 Quarter. The decrease in interest income is primarily a result of a reduction in average cash fund balances during the three months ended March 31, 2000 as compared to the corresponding prior year period due to increasing investments in Reading's development projects.

Minority Interest
-----------------

         The components of "Minority Interest" in the 2000 and 1999 Quarters is as follows:

                                                     2000             1999
                                                     ----             ----
                                                         (in thousands)
                                                  ---------------------------
         REI                                        $ 711            $ 481
         Angelika New York                            (41)             (61)
         Australian cinema                            (26)              (4)
                                                     ----            -----
            Minority interest income (expense)      $ 644            $ 416
                                                     ====             ====

         The principal component of minority interest is derived from the Company's holdings in REI. The Company owns preferred stock in REI which earns an annual dividend of approximately $3,575,000 and approximately 69% of the outstanding REI common stock. REI minority income in the 2000 and 1999 Quarters reflect the 30.7% minority interests share of REI losses. The 16.67% minority interest in income of Angelika NY amounted to $41,000 and $61,000 in the 2000 Quarter and 1999 Quarter, respectively. Minority interest in income of the Australian Country Cinemas represents the 25% minority interests ownership in the company.

Income Tax Provision
--------------------

         Income tax expense in the current three month period include an accrual for foreign withholding taxes of approximately $210,000 (which will be paid if certain intercompany loans are repaid) and state and local taxes of $8,000. Income tax expense in the prior year's first quarter includes a $207,000 provision for foreign withholding taxes and $15,000 for state and local taxes.

Liquidity and Capital Resources

         At March 31, 2000, the Consolidated Company had cash balances amounting to approximately $6,313,000 and current liabilities exceeding current assets of approximately $9,453,000. REI is majority owned by the Company and accordingly, is included in the Consolidated financial statements of the Company. However, Craig and REI are separate public companies and each entity's capital resources and liquidity is legally independent of the other and any intercompany loans, receivables or dividends would require approval of each separate company's Board of Directors. At March 31, 2000, Craig had cash balances of approximately $703,000 and current liabilities of approximately $2,439,000 inclusive of a demand note payable due to the Consolidated Company's affiliate, Citadel, amounting to $1,998,000.

         Since October 1996, liquidity of Craig has been principally dependent on Reading's ability to pay dividends in accordance with the terms of the Reading Preferred Stock held by the Company amounting to $3,575,000 annually. As of March 31, 2000, Reading was $4,469,000 in arrears with respect to such dividends. As discussed below, Reading does not currently have the resources or a plan to pay such dividends in the near future. Accordingly, Craig's future liquidity is dependent on Craig obtaining financing, Reading obtaining financing which will permit it to pay dividends on its Series B Preferred Stock and/or selling Citadel or Reading securities held by Craig. Craig has no present plan or intention to sell Citadel or Reading securities. Based on the current work allocation, the annual operating costs of Craig after consideration of intercompany allocation of general and administrative costs approximate $1,200,000 annually. After the completion of the move of the finance and administrative functions of Reading from Philadelphia to Los Angeles during the second quarter, it is expected that the amounts allocated to Craig will decrease significantly.

         At March 31, 2000, Reading had total commitments of approximately $43,500,000. Of this amount, it is currently anticipated that approximately $20,500,000 will be funded in 2000. Reading Australia has obtained a bank loan which provides for initial borrowings of up to $13,940,000 and if additional bank participants are secured, aggregate borrowings of up to $44,625,000 and an extension of the loan maturity from December 31, 2000 to December 31, 2003. The existing line of credit should provide Reading Australia with adequate funding to complete an entertainment center currently under development in Sydney, and if additional lender are secured, with adequate funding for a second entertainment center located in Melbourne area in 2001. At March 31, 2000, $2,246,000 had been borrowed under the Reading Australia's line-of-credit. In addition, the Company's affiliate, Citadel, holds all of the outstanding shares of Reading's Series A Voting Convertible Preferred Stock and has the option to require Reading to repurchase such shares at their stated value of $7,000,000 at any time during a ninety-day period commencing October 16, 2001.

         Management believes that Reading has sufficient funds or access to funds to complete the projects and acquisitions currently scheduled for completion in 2000. In the event that further debt financing cannot be obtained on terms acceptable to Reading, consideration will be given to seeking joint venture partners, issuing debt or equity securities, and delaying development of certain projects. In addition, Reading has commenced efforts to sell a number of assets, including a) certain property located in the Philadelphia metropolitan area, b) the Royal George Theater located in Chicago, c) WPG and d) all or substantially all of its domestic cinema assets, in order to improve its liquidity.

         The following summarizes the major sources and uses of cash funds in the three months ended March 31, 2000 and 1999:

2000:
-----

         "Unrestricted cash and cash equivalents" decreased $8,764,000 from $15,077,000 at December 31, 1999 to $6,313,000 at March 31, 2000. Working
capital deficit increased $(6,592,000) from $(2,861,000) at December 31, 1999 to $(9,453,000) at March 31, 2000.

         The Consolidated Company used approximately $4,077,000 and $6,985,000 in cash for operating and investing purposes, respectively, during the 2000 Quarter. The main source of funds was the $3,569,000 increase in borrowed funds.

         In addition to the payment of operating and general and administrative expenses, the principal use of cash funds during the 2000 Quarter included $364,000 used to repurchase Craig common stock, and $5,639,000 in purchases and/or development of property, and payment of preferred stock dividends by Reading to Citadel of $114,000.

1999:
-----

         "Unrestricted cash and cash equivalents" decreased $7,944,000 from $63,314,000 at December 31, 1998 to $55,370,000 at March 31, 1999. Working
capital decreased $9,640,000 from $47,445,000 at December 31, 1998 to $37,805,000 at March 31, 1999.

         The Consolidated Company used approximately $1,527,000 in cash for operating purposes during the 1999 Quarter. This operating use of funds was offset somewhat by $732,000 in "Interest and Dividend" income and an increase in other liabilities of approximately $526,000.

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

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           For a description of legal proceedings, please refer to Item 3 entitled "Legal Proceedings" contained in the Company's Form 10-K for the fiscal year ended December 31, 1999.

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


                          CRAIG CORPORATION REGISTRANT



Date:          May 18, 2000                 By:   /s/ S. Craig Tompkins
     -----------------------------------        -----------------------
                                                  S. Craig Tompkins
                                                  President



Date:          May 18, 2000                 By:    /s/ Andrzej J. Matyczynski
     -----------------------------------       ------------------------------
                                                  Andrzej J. Matyczynski
                                                  Chief Financial Officer