Form 10-Q
period 2000-06-30
CRAIG CORP
filed 2000-08-18
CIK 110985

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

    For the quarterly period ended: June 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________________ to ____________________

                         Commission file number 1-6123

                               CRAIG CORPORATION
             (Exact name of Registrant as specified in its charter)

                     NEVADA                                              95-1620188
(State or other jurisdiction of incorporation or             (IRS Employer Identification No.)
                  organization)

        550 South Hope Street, Suite 1825                                  90071
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

                       Yes  X                No ___
                           ---
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 11, 2000, there were 3,436,808 shares of Common Stock, $0.25 par value per share, and 7,058,408 shares of Class A Common Preference Stock, $0.01 par value per share.

================================================================================

                       CRAIG CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                                              Page
                                                                                              ----
PART 1.  Financial Information
------

Item 1.  Financial Statements

         Consolidated Balance Sheets
          as of June 30, 2000 (Unaudited) and December 31, 1999..............................    1

         Consolidated Statements of Operations
          for the Three and Six Months Ended June 30, 2000 and 1999 (Unaudited)..............    3

         Consolidated Statements of Cash Flows
          For the Six Months Ended June 30, 2000 and 1999 (Unaudited)........................    4

         Notes to Consolidated Financial Statements..........................................    5

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................................   21

PART 2.  Other Information
------

Item 1.  Legal Proceedings...................................................................   32
Item 2.  Changes in Securities...............................................................   32
Item 3.  Defaults Upon Senior Securities.....................................................   32
Item 4.  Submission of Matters to a Vote of Security Holders.................................   32
Item 5.  Other Information...................................................................   32
Item 6.  Exhibits and Reports on Form 8-K....................................................   32

Signatures...................................................................................   33

                      CRAIG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                               (Unaudited)
                                                                June 30,            December 31,
                                                                  2000                  1999
                                                          --------------------  -------------------
ASSETS                                                             (In thousands of dollars)
------------------------------------------------------    -----------------------------------------
Current Assets
  Cash and cash equivalents                                   $  3,392                $ 15,077
  Restricted cash                                                1,783                     948
  Receivables                                                      860                     695
  Inventories                                                      274                     316
  Prepayments and other current assets                           2,159                   1,389
  Due from affiliate                                                --                   1,000
                                                              --------                --------
         Total current assets                                    8,468                  19,425

  Equity investment in unconsolidated affiliates                29,382                  17,246
  Equity investment in foreign affiliates                        1,466                   2,140
  Note receivable from joint venture partners                      686                   1,549
  Assets held for sale                                           3,566                   5,740
  Property held for development                                 29,223                  31,623
  Property and equipment, net                                   65,194                  58,501
  Other assets                                                   3,388                   1,807
  Excess of cost over net assets acquired, net of
   accumulated amortization of $116 in 2000 and
   $1,744 in 1999                                                  112                   9,975
                                                              --------                --------

            Total assets                                      $141,485                $148,006
                                                              ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------

Current Liabilities:
  Accounts payable                                            $  2,131                $  3,340
  Film rental payable                                            1,932                   1,718
  Accrued property costs                                         3,967                   4,355
  Accrued taxes                                                    434                     708
  Accrued restructuring charges                                    532                     846
  Bank debt                                                     15,310                   8,618
  Notes payable to affiliate                                     3,198                   1,998
  Other accrued expenses and liabilities                           796                     703
                                                              --------                --------
             Total current liabilities                          28,300                  22,286
                                                              --------                --------
  Note payable                                                     687                   1,035
  Other liabilities                                              6,808                   5,917
  Deferred tax liabilities                                       8,368                   8,368
                                                              --------                --------
         Total long term liabilities                            15,863                  15,320
                                                              --------                --------


         See accompanying notes to consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)

                                                                    (Unaudited)
                                                                      June 30,                   December 31,
                                                                        2000                         1999
                                                                 ----------------------------------------------
LIABILITIES AND SHAREHOLDERS EQUITY                                        (In thousands of dollars)
-------------------------------------------                      ---------------------------------------------
  Minority interests in equity of subsidiaries                          20,250                        22,797
  Redeemable Preferred stock of Reading                                  7,000                         7,000

Commitments and Contingencies (Note 8)

Shareholders' Equity
  Preferred stock, par value $.25, 1,000,000 shares
   authorized, none issued                                                  --                            --
  Class A common preference stock, par value $.01,
   10,000,000 shares authorized, 8,734,065 issued and
   7,058,408 outstanding                                                    87                            87
  Class B common stock, par value $.01, 20,000,000
   shares authorized, none issued                                           --                            --
  Common Stock, par value $.25, 7,500,000 shares
   authorized, 5,444,065 shares issued and 3,436,808
   and 3,512,308 outstanding at June 30, 2000 and
   December, 31, 1999, respectively                                      1,361                         1,361
  Additional paid-in capital                                            31,111                        31,111
  Retained earnings                                                     70,411                        73,449
  Accumulated other comprehensive loss                                 (11,181)                       (4,052)
  Cost of treasury shares, 3,682,906 and 3,607,406
   shares at June 30, 2000 and December 31, 1999,
   respectively                                                        (21,717)                      (21,353)
                                                                      --------                      --------
         Total shareholders' equity                                     70,072                        80,603
                                                                      --------                      --------
         Total liabilities and shareholders' equity                   $141,485                      $148,006
                                                                      ========                      ========


         See accompanying notes to consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                               Three Months Ended                     Six Months Ended
                                                    June 30,                              June 30,
                                                 --------------                        --------------
                                                2000              1999             2000                 1999
                                                ----              ----             ----                 ----
                                                       (In thousands of dollars, except for share amounts)
Revenues:
  Theater admissions                            $ 7,647           $ 6,716         $ 15,544              $12,245
  Theater concessions                             2,526             2,085            5,022                3,712
  Theater advertising and other                     589               393            1,228                  706
  Real estate                                       199                80              388                  129
                                                -------           -------         --------              -------
                                                 10,961             9,274           22,182               16,792
                                                -------           -------         --------              -------
Expenses:
Theater costs                                     8,923             7,234           18,139               13,037
Theater concession costs                            529               435            1,067                  802
Depreciation and amortization                       721               811            1,525                1,519
General and administrative expenses               3,003             3,329            5,896                6,155
Write-down of assets held for sale                1,725                --            1,725                   --
                                                -------           -------         --------              -------
                                                 14,901            11,809           28,352               21,513
                                                -------           -------         --------              -------

Loss from operations                             (3,940)           (2,535)          (6,170)              (4,721)

(Loss) earnings from equity
   investments                                   (1,011)            3,820           (1,090)               3,969
Gain on exchange of Angelika                      3,555                --            3,555                   --
Other income (expense)                              540               (20)             575                   (1)
Interest and dividend income                        122               651              309                1,439
Interest expense                                   (248)              (63)            (499)                (119)
                                                -------           -------         --------              -------

(Loss) earnings before taxes
   and minority interest                           (982)            1,853           (3,320)                 567
Minority interest                                   223              (159)             867                  257
                                                -------           -------         --------              -------

(Loss) earnings before taxes                       (759)            1,694           (2,453)                 824
Provision for taxes                                (253)             (266)            (471)                (488)
                                                -------           -------         --------              -------

Net (loss) earnings                              (1,012)            1,428           (2,924)                 336
Dividends paid on subsidiary
        redeemable preferred stock                 (114)             (114)            (228)                (228)
                                                -------           -------         --------              -------

Net (loss) earnings applicable to
                                                $(1,126)          $ 1,314          ($3,152)             $   108
                                                =======           =======         ========              =======

Basic and diluted (loss) earnings
  per share:                                    $( 0.11)            $0.12         $(  0.30)               $0.01
                                                =======           =======         ========              =======

         See accompanying notes to consolidated financial statements.

                               CRAIG CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                         --------------------------------------
                                                                                  2000                  1999
                                                                         ---------------         --------------
Operating Activities                                                             (In thousands of dollars)
Net (loss) income                                                              $ (2,924)             $    336
Adjustments to reconcile net earnings loss to net cash
 provided by (used in) operating activities:
      Depreciation and amortization                                               1,525                 1,519
      Deferred rent expense                                                         167                   161
      Equity loss of affiliates                                                   1,090                (3,969)
      Write off of capitalized development costs                                      5                   479
      Write-down of assets held for sale                                          1,725                    --
      Gain on sale of assets, net                                                (3,527)                   --
      Minority interest                                                            (867)                 (257)
      Changes in operating assets and liabilities:
      (Increase) decrease in receivables                                           (165)                   39
      Increase  in other assets                                                    (271)                 (251)
      Decrease in payables                                                       (1,967)                 (686)
      Increase in accrued film rental                                               552                   907
      Increase (decrease) in other liabilities                                      100                  (283)
                                                                               --------              --------
Net cash used in operating activities                                            (4,557)               (2,005)
                                                                               --------              --------
Investing activities
      Purchase of property held for development                                    (157)                 (385)
      Acquisition fixed assets/property and equipment                           (12,342)              (15,862)
      Purchase of Citadel Class B stock                                             (31)                   --
      Purchase of G&L common stock and property                                      --                (1,961)
      Payments on property purchase commitments                                      --                (6,665)
      Proceeds from New Zealand joint venture                                     1,024                  (650)
      Decrease in cash due to Angelika exchange                                    (636)                   --
      (Increase) decrease in restricted cash                                     (2,253)                   29
                                                                               --------              --------
Net cash used in investing activities                                           (14,395)              (25,494)
                                                                               --------              --------
Financing activities
      Treasury stock repurchases                                                   (364)                 (366)
      Distributions to minority partner                                             (43)                 (207)
      Payment of Reading preferred dividends                                       (114)                 (228)
      Note to New Zealand joint venture                                            (486)                 (109)
      Capital contribution from minority interest                                   305                    --
      Proceeds from note payable                                                 10,521                 2,712
      Payment on notes payable                                                   (2,339)                 (133)
                                                                               --------              --------
Net cash provided by financing activities                                         7,480                 1,669
                                                                               --------              --------
Effect of foreign exchange rate changes on cash                                    (213)                  339
                                                                               --------              --------
Decrease in cash and cash equivalents                                           (11,685)              (25,491)
Cash and cash equivalents at beginning of the period                             15,077                63,314
                                                                               --------              --------
Cash and cash equivalents at end of period                                     $  3,392              $ 37,823
                                                                               ========              ========

Non-Cash Transaction: Exchange of 50% Angelika interest for equity investment in
--------------------
National Auto Credit, Inc. (see Note 3).

         See accompanying notes to consolidated financial statements.

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
June 30, 2000
(amounts in tables in thousands)

--------------------------------------------------------------------------------

NOTE 1 -- BASIS OF PRESENTATION

     BASIS OF CONSOLIDATION:  The consolidated financial statements include the
     ----------------------
accounts of Craig Corporation ("Craig") and its wholly owned subsidiaries (collectively, the "Company") and its consolidated subsidiaries (collectively, the "Consolidated Company").

     The Company's principal holdings at June 30, 2000 and December 31, 1999 consisted of (i) common and preferred stock representing approximately 78% of the voting power of Reading Entertainment, Inc. ("REI", and collectively with its consolidated subsidiaries, "Reading"), (ii) common shares representing approximately 16.6% and 16.4% of the outstanding Class B and Class A common shares of Citadel Holding Corporation ("CHC" and collectively with its consolidated subsidiaries "Citadel"), respectively, and, (iii) 16.4% of the outstanding common stock of Big 4 Ranch, Inc., a company owing a 40% interest in certain agricultural properties located in Kern County, California, and (iv) cash and cash equivalents. The Consolidated Company holds a 48% interest in Citadel and 49% interest in Big 4 Ranch, Inc.

     REI, its majority owned subsidiary, is principally in the business of developing and operating multi-plex cinemas in Australia, New Zealand, Puerto Rico and the United States, and of developing and operating entertainment centers in Australia and New Zealand. Reading's cinemas are owned through various subsidiaries under the Angelika Film Centers and Reading Cinemas names in the United States (the "Domestic Cinemas"); through Reading Cinemas of Puerto Rico, Inc., under the CineVista name in Puerto Rico ("CineVista" or the "Puerto Rico Circuit"); and the Reading Australia Entertainment Pty Limited (collectively with its subsidiaries referred to herein as "Reading Australia") under the Reading Cinemas name in Australia (the "Australia Circuit") and through a cinema joint venture operating under the Berkley Cinemas name in New Zealand. REI's entertainment center development activities in Australia are also conducted through Reading Australia, and in New Zealand through the Reading New Zealand. REI operates in two business segments, cinemas operations and real estate development. REI is also a participant in two real estate joint ventures in Philadelphia, Pennsylvania, and holds certain property for sale located in Pennsylvania and Australia and owns certain lease equipment that it leases to third parties. In addition, REI also owns approximately 25.9% of the National Auto Credit, Inc.'s ("NAC") common stock which is accounted for under the equity method.

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

     The financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim information and in accordance with the rules of the Securities and Exchange Commission and therefore, do not include all information and footnotes required by generally

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
June 30, 2000
(amounts in tables in thousands)

--------------------------------------------------------------------------------

accepted accounting principles for complete financial statements. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1999 and for the year then ended. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain amounts in previously issued financial statements have been reclassified to conform to current period presentation.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of 2000. Management does not expect the adoption of SAB 101 to have a material effect on the Company's results of operations or on its financial position.


     BASIC AND DILUTED (LOSS) EARNINGS PER COMMON SHARE:  Basic (loss) earnings
     --------------------------------------------------
per share is calculated by dividing net (loss) earnings applicable to common shareholders by the weighted average shares outstanding during the period. The weighted average number of shares outstanding for the three and six months ended June 30, 2000 were 10,495,216 and 10,507,799, respectively. The weighted average number of shares outstanding for the three and six months ended June 30, 1999 were 10,639,224 and 10,646,204, respectively. Basic and diluted (loss) earnings per share for the three and six months ended June 30, 2000 and 1999 were calculated based on net (loss) earnings available to common stock shareholders, which includes a reduction for dividends declared on the redeemable preferred stock in REI held by Citadel amounting to approximately $114,000 per quarter.

     Diluted (loss) earnings per share is calculated by dividing net (loss) earnings applicable to common shareholders by the weighted average common shares outstanding plus the dilutive effect of stock options. At both June 30, 2000 and 1999, stock options to purchase 659,940 shares of Common Stock and 65,000 shares of Class A Common Preference Stock were outstanding. The average exercise prices of the Common Stock and Class A Common Preference Stock were $6.04 and $6.65 at June 30, 2000, respectively, and $6.20 and $7.20 per share at June 30, 1999, respectively. However, the Company reported a net loss for the three and six months period ended June 30, 2000, and thus the options were anti-dilutive.

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
June 30, 2000
(amounts in tables in thousands)

--------------------------------------------------------------------------------


NOTE 2 -- COMPREHENSIVE INCOME (LOSS)

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes rules for the reporting and presentation of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments, which were reported separately in shareholders' equity prior to adoption of SFAS 130, to be included in other comprehensive (loss) income. The following sets forth the Company's comprehensive (loss) or income, comprised entirely of foreign currency adjustments for the periods shown:

                                      Three Months Ended          Six Months Ended
                                           June 30,                   June 30,
                                     2000          1999           2000          1999
                                    -------       ------        --------       ------
Net (loss) earnings                 $(1,012)      $1,428        $ (2,924)      $  336
Other comprehensive (loss) income    (1,611)       1,953          (7,129)       3,036
                                    -------       ------        --------       ------
Comprehensive (loss) income         $(2,623)      $3,381        $(10,053)      $3,372
                                    =======       ======        ========       ======


NOTE 3 - EQUITY INVESTMENT IN UNCONSOLIDATED AFFILIATES

     The carrying value of each of the Company's equity investments is as follows (unaudited):
                                                  December 31,
                             June 30, 2000           1999
                             -------------           ----
               Citadel            $ 16,959            $ 17,246
               BRI                      --                  --
               AFC                   3,319                  --
               NAC                   9,104                  --
                                  --------            --------
                                  $ 29,382            $ 17,246
                                  ========            ========

     At June 30, 2000, the Consolidated Company owned 2,567,823 shares of Class A Nonvoting Common Stock (the "Class A Shares") and 653,255 shares of Class B Voting Common Stock (the "Class B Shares") of Citadel representing an ownership interest of approximately 48.29%. The Company accounts for its investment in Citadel by the equity method. Citadel's net loss for the three and six months ended June 30, 2000 were approximately ($686,000) and ($455,000), respectively, and the Consolidated Company's share of such losses for the three and six months ended June 30, 2000 was ($363,000) and ($318,000), respectively, and are included in the Condensed Consolidated Statement of Operations as "(Loss) earnings from equity investments." Citadel's assets and liabilities totaled $46,150,000 and $13,420,000, respectively, at June 30, 2000. The closing prices of Citadel's Class A Nonvoting and Class B Voting common stock on the American Stock Exchange were $3.06 and $3.25 per share, respectively, at June 30, 2000.

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
June 30, 2000
(amounts in tables in thousands)

--------------------------------------------------------------------------------

Management believes that the June 30, 2000 carrying value of the Citadel investment amounting to approximately $16,959,000 approximates the underlying financial statement equity in the net assets of Citadel.

     During 1997, Craig acquired 666,000 of the Citadel shares it owns upon the exercise of a warrant at a cost of approximately $3.00 per share, or $1,998,000. Such exercise was consummated pursuant to delivery by Craig of its secured promissory note in the amount of $1,998,000, secured by 500,000 shares of REI Common Stock. Interest is payable quarterly in arrears at the prime rate, which amounted to 9.50% at June 30, 2000. Interest expense paid pursuant to this note amounted to approximately $133,000 and $78,000 for the six months ended June 30, 2000 and 1999, respectively. Principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following Citadel's written demand for payment and has been included in the accompanying balance sheet as "Note Payable to Citadel".

     The Consolidated Company owns 3,322,279 shares of common stock of BRI representing an ownership interest of approximately 49%. BRI owns a 40% interest in three agricultural partnerships which own agricultural land located in California. A company controlled and owned 1% by the Chairman of the Board of the Company and owned 99% by certain members of his family owns a 20% interest in the partnerships and Citadel owns the remaining 40% interest in the partnerships. The Consolidated Company accounts for its investment in the BRI common stock by the equity method. BRI's net loss for the six months ended June 30, 2000 and 1999 totaled ($508,000) and ($113,000), respectively. During Fiscal 2000 and 1999, the Consolidated Company did not record its 49% share of the 2000 or 1999 loss, as the carrying value of its investment in BRI had previously been reduced to $0 and the Company has no obligation to fund BRI's operating losses. BRI had deficit equity of approximately ($657,000) at June 30, 2000.

     As discussed in Note 11, on April 5, 2000, Reading sold a 50% interest in the Angelika Film Center New York ("AFC") to National Auto Credit, Inc. ("NAC") in exchange for 8,999,900 shares of NAC common stock and 100 shares of NAC preferred stock. As a result of this transaction, the Consolidated Company (1) discontinued consolidating AFC for financial reporting purpose as of April 5, 2000 and started accounting for its remaining 33.3% investment in AFC under the equity method, and (2) recorded its 25.9% ownership of NAC common stock and 100% ownership of NAC preferred stock amounting to approximately $9,720,000 under the equity method. NAC's net loss for the two months ended June 30, 2000 was approximately ($2,381,000) and the Consolidated Company's share of such loss was ($616,000) and is included in "(Loss) earnings from equity investments" in the Consolidated Statement of Operations. NAC's assets and liabilities totaled $108,680,000 and $20,577,000, respectively, at May 31, 2000. The closing price of NAC common stock at June 30, 2000 was $0.85 per share. The NAC preferred stock shares were valued at the stated liquidation preference value of $1.50 per share.

     AFC's net income for the three and six months ended June 30, 2000 were approximately $193,000 and $316,000, respectively, and the Consolidated Company's share of such income was approximately $199,000 which is included in the Consolidated Statement of Operations for the six months ended June 30, 2000.

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
June 30, 2000
(amounts in tables in thousands)

--------------------------------------------------------------------------------

Of the $199,000 of AFC earnings, approximately $162,000 was recorded during the first quarter of 2000 when AFC was being consolidated. AFC's assets and liabilities totaled $11,044,000 and $1,087,000, respectively, at June 30, 2000. Management believes that the carrying value of the Consolidated Company's investment at June 30, 2000 of $3,319,000 approximates the Consolidated Company's underlying equity in the net assets of AFC.

NOTE 4 -- EQUITY INVESTMENTS IN FOREIGN AFFILIATES

     At June 30, 2000 and December 31, 1999, the Consolidated Company's equity investments in foreign affiliates is comprised of Reading New Zealand's 50% ownership interest in a joint venture (the "NZ JV"), which owns two cinemas and leases a third cinema. The equity investment in the NZ JV does not include a loan to the joint venture partner of approximately $686,000 and $1,222,000 at June 30, 2000 and December 31, 1999, respectively. The equity interest in the NZ JV earnings for the three and six months ended June 30, 2000 was approximately $49,000 and $81,000, respectively, and are included in "(Loss) earnings from equity investments" in the Consolidated Statement of Operations for the three and six months ended June 30, 2000.

     The carrying value of Reading New Zealand's assets fluctuates due to changes in the exchange rate between the U. S. dollar and New Zealand dollar ($0.4690 and $0.5215 were the respective exchange rates of each of the U. S. dollar per New Zealand dollar at June 30, 2000 and December 31, 1999).


NOTE 5 -- PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                             June 30,              December 31,
                                                               2000                   1999
                                                             --------              ------------
   Land/1/                                                   $  2,775              $      3,015
   Buildings                                                   15,766                    13,258
   Leasehold improvements                                      27,148                    28,138
   Equipment                                                   27,280                    24,717
   Construction-in-progress and property development costs     14,706                    11,137
                                                             --------              ------------
                                                               87,675                    80,265
   Less:  Accumulated depreciation                             (7,825)                   (7,108)
   Less:  Provision for asset impairment of CineVista         (14,656)                  (14,656)
                                                             --------              ------------
                                                             $ 65,194              $     58,501
                                                             ========              ============

/1/ Does not include land held for development, which is included in the Consolidated Balance Sheet as "Property held for development".

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
June 30, 2000
(amounts in tables in thousands)

--------------------------------------------------------------------------------

     The carrying value of Reading Australia's assets will fluctuate due to changes in the exchange rate between the Australian and U.S. dollars. At June 30, 2000 and December 31, 1999, the exchange rates for the U. S. dollar per Australian dollar were $0.5971 and $0.6543.

NOTE 6 -- ASSETS HELD FOR SALE

     Assets held for sale are comprised of the following components as of June 30, 2000 and December 31, 1999.

     Reading Australia owns a 50% interest in the Whitehorse Property Group ("WPG"). The ownership is structured as a joint venture with Burstone which owns the remaining 50% interest in WPG. WPG owns a shopping center located near Melbourne, Australia. In connection with the purchase of WPG, Reading Australia provided a loan to Burstone in the amount of approximately $1,400,000, the proceeds of which were used by Burstone to acquire its interest in WPG. The loan is secured by Burstone's interest in WPG and is guaranteed by the principals of Burstone. In early 2000, Reading Australia and Burstone agreed to sell the property and commenced marketing the property during the second quarter of 2000.

     WPG's net losses for the three and six months ended June 30, 2000 totaled approximately ($118,000) and ($274,000), respectively. The Consolidated Company recognized 100% of such losses which have been included in the Consolidated Statements of Operations for the three and six months ended June 30, 2000 as "(Loss) earnings from equity investments". WPG's assets and liabilities totaled approximately $16,022,000 and $13,009,614, respectively, at June 30, 2000. It is currently anticipated that the net proceeds to be received by WPG from the sale will be less than the carrying value of the Consolidated Company's investment in and note receivable balance. Accordingly, included in the Statement of Operations for the six months ended June 30, 2000 is a "Write-down of assets held for sale" amounting to approximately $1,725,000 to reflect the uncertainty regarding the ultimate recovery of the investment and the note receivable. The carrying amount of the Consolidated Company's interest, net of $1,725,000 valuation reserve, is approximately $654,000 (inclusive of the loan to the Company's joint venture partner as discussed above) and is classified as "Assets held for Sale" in the Consolidated Balance Sheet at June 30, 2000.

     In order to maximize capital available for Reading, a determination was made to sell the Royal George Theatre (the "RGT"). Accordingly, $2,912,000, the Company's carrying value of the RGT, which the Consolidated Company believes is less than the estimated net realizable value (based upon an appraisal of the property), has been classified as Property held for sale in the Condensed Consolidated Balance Sheet at June 30, 2000 and December 31, 1999. The Consolidated Company recognized revenues of $475,000 and $49,000 in Income before taxes and minority interest from its investment in RGT for in the six months ended June 30, 2000.

     In July 2000, Reading sold a 3/4-acre parcel of land located in Philadelphia, Pennsylvania, for net proceeds to the Company of approximately $1,3 3,000.

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
June 30, 2000
(amounts in tables in thousands)

--------------------------------------------------------------------------------

NOTE 7 -- INCOME TAXES

     Craig and Reading file separate consolidated federal and state tax returns. Accordingly, one company's tax benefits from net operating loss and capital loss carryforwards cannot be used to offset the other company's tax liabilities. Income tax expense for the three and six months ended June 30, 2000 for the Consolidated Company was approximately $253,000 and $471,000 respectively, including accruals of $211,000 and $421,000 respectively for foreign withholding tax which will be paid if certain intercompany loans are repaid. Income tax expense for the three and six month periods ending June 30, 1999 for the Consolidated Company was approximately $266,000 and $488,000, including accruals of $216,000 and $423,000 respectively for foreign withholding tax which will be paid if certain intercompany loans are repaid.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

     At June 30, 2000, the Consolidated Company had cash balances amounting to approximately $3,392,000 and current liabilities exceeding current assets of approximately $19,832,000. REI is majority owned by the Company and accordingly, is included in the Consolidated Financial Statements of the Company. However, Craig and REI are separate public companies and each entity's capital resources and liquidity is legally independent of the other and any intercompany loans, receivables or dividends would require approval of each separate company's Board of Directors. At June 30, 2000, Craig had cash balances of approximately $178,000, a management fee receivable from Reading and Citadel of approximately $860,000, and current liabilities of approximately $2,378,000 inclusive of a demand note payable due to Citadel amounting to $1,998,000.

     Since October 1996, the liquidity of Craig has been principally dependent on Reading's ability to pay dividends in accordance with the terms of the Reading Preferred Stock held by the Company amounting to $3,575,000 annually. As of June 30, 2000, Reading was approximately $5,363,000 in arrears with respect to such dividends. As discussed below, Reading does not currently have the resources or a plan to pay such dividends in the near future. Accordingly, Craig's future liquidity is dependent on Craig obtaining financing, Reading obtaining financing or other cash resources which will permit it to pay dividends on its Series B Preferred Stock and/or selling Citadel or Reading securities held by Craig. However, Craig has no present plan or intention to sell Citadel or Reading securities. In order to improve its liquidity, Reading is in the process of selling a number of assets, including a) certain property located in the Philadelphia metropolitan area, b) the Royal George Theatre in Chicago, c) WPG and d) all or substantially all of its domestic cinema assets. In the event that such resources prove insufficient for such purposes, Reading will consider a) postponing or delaying development projects or b) bringing in joint venture partners and/or selling additional assets. Currently, the operating costs of Craig after consideration of intercompany allocation of general and administrative costs approximate $1,200,000 annually. Following the relocation of the Reading's Philadelphia office to Los Angeles in July 2000, the levels of intercompany allocations will be reviewed and adjusted accordingly.

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
June 30, 2000
(amounts in tables in thousands)

--------------------------------------------------------------------------------

     At June 30, 2000, the Consolidated Company had commitments for major capital expenditures, property purchase commitments, and purchase money debt commitments for 2000 and thereafter which totaled approximately $18,542,000 inclusive of bank debt due within one year of approximately $15,310,000. Also, the Consolidated Company had commitments to build cinemas and entertainment centers aggregating to approximately $29,520,000, of which approximately $15,000,000 is anticipated to be funded in the next twelve months. In addition, Citadel holds all of the outstanding shares of Reading's Series A Voting Convertible Preferred Stock and has the option to require Reading to repurchase such shares at its stated value of $7,000,000 at any time during a ninety-day period commencing October 16, 2001.

     Reading Australia has obtained a bank loan that provides for initial borrowings of up to $15,000,000 and if additional bank participants are secured, aggregate borrowings of up to $44,625,000 and an extension of the loan maturity from December 31, 2000 to December 31, 2003. The existing line-of-credit should provide Reading Australia with adequate funding to complete an entertainment center presently under development in Sydney, and if additional lenders are secured, with adequate funding for a second entertainment center located in the Melbourne area in 2001. At June 30, 2000, $7,942,000 had been borrowed under Reading Australia's line-of-credit.

     At the present time, Reading has substantial assets invested in land, in entertainment center projects which are currently under construction or which have not been fully leased, and in cinemas which have been opened for less than six months and which, as a result, have higher operating costs than matured cinema operations. Accordingly, the Consolidated Company is currently recording losses. In order to improve its liquidity, Reading is in the process of selling a number of assets, including a) certain property located in the Philadelphia metropolitan area, b) the Royal George Theatre in Chicago, c) WPG and d) all or substantially all of its domestic cinema assets. In the event that such sources prove insufficient for such purposes, Reading will consider a) postponing or delaying development projects, b) bringing in joint venture partners and/or c) selling additional assets.

     In April 2000, a bank lender to CineVista demanded repayment of the then outstanding line of credit loan balance, $4,350,000, after CineVista failed to satisfy certain financial covenants following the impairment loss recorded by CineVista in the fourth quarter of 1999. CineVista has repaid $950,000 of the outstanding bank debt and is in discussions with the lender concerning repayment of the remaining outstanding balance $3,400,000. Reading and the bank lender have tentatively agreed to a repayment schedule which would effectively reduce the outstanding balance to zero by December 31, 2000. However, as of this date, the lender has not rescinded the acceleration demand pending the formalization of the agreement. The Consolidated Company does not presently have adequate liquid resources to repay such amounts, although management believes that asset sales, including the sale of certain Philadelphia properties which closed in July 2000 for net proceeds to Reading of approximately $1,393,000, the anticipated sale of the Royal George Theatre, and the possible sale of the Company's Domestic Cinemas may provide Reading with sufficient funds to repay CineVista's bank debt.

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
June 30, 2000
(amounts in tables in thousands)

--------------------------------------------------------------------------------

     The Consolidated Company also has $2,678,000 in seller provided financing which relates to a mortgage on property owned by Reading New Zealand, due in May 2001. In June 2000, Reading obtained a short-term loan of $1,200,000 from Citadel, its affiliate, in order to pay off a $1,180,000 loan due to the former owner of the RGT. Reading New Zealand has received proposals from several banks relating to refinancing the $1,389,000 of Reading New Zealand bank debt which is due is December 2000.

     Under the terms of the joint venture agreement with WPG and Burstone, Reading Australia has guaranteed 50% of WPG's bank debt and 100% of certain ground lease payments, which guarantee amounts totaled approximately $6,695,000 at June 30, 2000. The bank loan has been renewed by the lender on a month-to-month basis during 2000. WPG is currently endeavoring to sell the property secured by this debt.


Legal Claims
------------

     The City of Philadelphia (the "City") has asserted that Reading's North Viaduct property requires environmental decontamination and that Reading's share of any such remediation cost would aggregate approximately $3,500,000. Reading presently is in discussions with the City involving a possible conveyance of the property and believes that recorded reserves related to the North Viaduct are adequate.

     On April 7, 2000, Sam J. Frankino, who prior to the issuance of shares to Reading on April 5, 2000, had been the majority stockholder of NAC, filed a written consent with NAC in which he purported, in effect, to undo all of the actions taken by the Board of Directors subsequent to March 1, 2000, to declassify the Board of Directors of NAC and to remove all of those directors who had voted in favor of the issuance of shares of NAC to Reading. On April 12, 2000, Mr. Frankino filed an action in the Delaware Court of Chancery under
Section 225 of the Delaware Corporations Laws, seeking, among other things, a determination by the Court that he had effectively undone the action taken by the prior board and removal of all of such directors. The Company is advised that the management and the directors who are the subject of Mr. Frankino's removal effort intend to vigorously oppose Mr. Frankino's lawsuit. The Company is further advised that NAC has filed a lawsuit against Mr. Frankino seeking, among other things, damages in the amount of $100 million for harm allegedly caused to NAC as a result of Mr. Frankino's control and dominance of that company.

     The Frankino suit and the NAC suit have been consolidated for trial. After such consolidation, Mr. Frankino filed an answer-and-counterclaim in which he purported to join REI and its subsidiary, FA, Inc., as third-party defendants in the consolidated action. Mr. Frankino's third-party complaint alleges that REI, FA, Inc., and NAC's financial advisors aided and abetted alleged breaches of fiduciary duty by the NAC's board of directors who voted in favor of NAC's issuance of shares to Reading's subsidiary. REI and its subsidiary have filed a motion to dismiss Mr. Frankino's complaint for lack of proper service of process and lack of jurisdiction over it and its subsidiary. No date has been set for the hearing on Reading's motion. If that motion to dismiss is not granted, Reading intends to vigorously oppose Mr. Frankino's suit.

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
June 30, 2000
(amounts in tables in thousands)

--------------------------------------------------------------------------------

     The Company is advised that the trial date for this action, originally scheduled for September 2000, has been postponed to an undetermined date.

Tax Audit
---------

     Reading's 1996 tax return is under review by the Internal Revenue Service (the "Service"). While the Company believes its reporting position in such period to be reasonable and the Service has not alleged any deficiencies, no assurances can be made that the Company's tax reporting position will be upheld.


Hedging Activities
------------------

     Reading has not utilized forward contracts to hedge or offset exposure to market risks arising from changes to foreign exchange rates, principally that of U.S. dollar to Australian and New Zealand dollar. Accordingly, actual costs of construction projects and amounts reflected as commitments may fluctuate based upon foreign exchange rates at the time of payments.

NOTE 9 -- SEGMENT INFORMATION

     The following sets forth certain information concerning the Consolidated Company's two segments, real estate development and cinema operations, for the three and six months ended June 30, 2000 and 1999:

                                           --------------------------------------------------------------------
                                                                               Corporate
                                             Real Estate         Cinema          and
Three months ended June 30:                  Development       Operations     Eliminations         Consolidated
                                           --------------------------------------------------------------------
2000
----
      Revenues                                 $    138           $10,762        $    61            $10,961
      Operating (loss) income                    (3,194)              667         (1,413)            (3,940)
1999
----
      Revenue                                  $      0           $ 9,194        $    80            $ 9,274
      Operating (loss)                             (956)              277         (1,856)            (2,535)


                                           --------------------------------------------------------------------
                                                                               Corporate
                                             Real Estate         Cinema            and
Six months ended June 30:                    Development       Operations     Eliminations         Consolidated
                                           --------------------------------------------------------------------
2000
----
      Revenues                                 $   277            $21,794        $   111            $22,182
      Operating (loss) income                   (3,831)               668         (3,007)            (6,170)
1999
----
      Revenues                                 $     0            $16,663        $   129            $16,792
      Operating (loss) income                   (1,704)               381         (3,398)            (4,721)

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
June 30, 2000
(amounts in tables in thousands)

--------------------------------------------------------------------------------

     The following table indicates the relative amounts of revenues from cinema operations by geographic area during the six-months period ended June 30, 2000 and 1999. The Company has no export revenues.

                                                   Three Months Ended                 Six Months Ended
Revenues:                                         2000             1999            2000                1999
--------                                          ----             ----            ----                ----
     Puerto Rico                                 $3,917           $3,326          $7,120              $6,047
     Mainland United States                       2,034            3,728           5,508               6,682
     Australia and New Zealand                    4,811            2,140           9,166               3,934

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



Condensed Balance Sheet:                         June 30,                 December 31,
                                                   2000                      1999
                                                ---------                 ------------
     Cash and cash equivalents                   $    178                  $     1,801
     Other current assets                             910                          743
                                                ---------                 ------------
     Total current assets                           1,088                        2,544
     Investment in Common Stock of Reading         41,941                       49,040
     Investment in Preferred Stock of Reading      55,000                       55,000
     Investment in Citadel                          6,206                        6,288
     Property and equipment, net                      819                          689
     Other assets                                      87                          117
     Excess of cost over net assets acquired        1,044                        1,065
                                                ---------                 ------------
     Total assets                                $106,185                  $   114,743
                                                 ========                  ===========

Liabilities and stockholders equity:
-----------------------------------
     Accounts payable and accured expenses       $    380                  $       493
     Note payable to Citadel, current               1,998                        1,998
     Deferred tax liabilities                      30,410                       30,410
     Stockholders' equity                          73,397                       81,842
                                                ---------                 ------------
     Total liabilities and stockholders' equity  $106,185                  $   114,743
                                                 ========                  ===========

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
June 30, 2000
(amounts in tables in thousands)

--------------------------------------------------------------------------------

                                                        Three Months Ended           Six Months Ended
                                                             June 30,                    June 30,
Condensed Statement of Operations:                     2000           1999         2000            1999
                                                       -----          -----        -----          -----
 Revenues:
 --------
     (Losses) earnings from Reading investment       $  (561)        $  427      $(2,169)        $ (340)
     (Loss) earnings from Citadel investment            (133)         1,296         (113)         1,355
     Interest income                                       5             28           26             78
                                                     -------         ------      -------         ------
                                                        (689)         1,751       (2,256)         1,093
                                                     -------         ------      -------         ------
 Expenses:
 --------
     General and administrative expense                  344            356          672            821
     Depreciation and amortization                        45             42           90             86
     Interest expense                                     47             39          133             78
                                                     -------         ------      -------         ------
                                                         436            437          895            985
                                                     -------         ------      -------         ------
(Loss) earnings before income taxes                   (1,125)         1,314       (3,151)           108
Income taxes                                              --             --           --             --
                                                     -------         ------      -------         ------
Net (loss) earnings                                  $(1,125)        $1,314      $(3,151)        $  108
                                                     =======         ======      =======         ======

                                                                             Six Months Ended
                                                               ----------------------------------------
                                                                    June 30,                 June 30,
Condensed Statement of Cash Flows:                                    2000                     1999
                                                               ---------------          ---------------
Operating Activities:
--------------------
     Net (loss) earnings                                            $(3,151)                 $   108
     Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Undistributed borrowings of equity affiliates                 2,282                   (1,015)
        Increase in affiliate receivables                              (165)                      --
        Other                                                           (18)                      (2)
                                                                    -------                  -------
      Net cash used in operating activities                          (1,052)                    (909)
                                                                    -------                  -------
Investing Activities:
--------------------
     Dividends received from Reading                                     --                       --
     Acquisition of Citadel stock                                       (31)                      --
     Acquisition of G&L Common Stock                                     --                     (361)
     Acquisition of property from G&L                                    --                   (1,600)
     Purchase of equipment                                             (176)                     (50)
                                                                    -------                  -------
     Net cash used in investing activities                             (207)                  (2,011)
                                                                    -------                  -------

Financing Activities:
--------------------
     Repurchase of common stock                                        (364)                    (366)
                                                                    -------                  -------
Decrease in cash and cash equivalents                                (1,623)                  (3,286)
Cash and cash equivalents at beginning of period                      1,801                    4,721
                                                                    -------                  -------
Cash and cash equivalents at end of period                          $   178                  $ 1,435
                                                                    =======                  =======

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
June 30, 2000
(amounts in tables in thousands)

--------------------------------------------------------------------------------

NOTE 11 -- SALE OF ANGELIKA INTEREST

     On April 5, 2000, Reading sold a 50% interest in the Angelika Film Centers LLC (the "AFC") to National Auto Credit, Inc. ("NAC") which resulted in the reduction of its ownership interest in AFC to 33.3%. AFC is the owner of the NY Angelika. The 50% membership interest (the "Angelika Interest") was conveyed in exchange for 8,999,900 shares of the common stock of NAC, representing approximately 25.9% of the outstanding common stock of that company (calculated after the issuance of such shares), and 100 shares of the Series A Preferred Stock of NAC, representing 100% of such class. The Series A Preferred Stock has a liquidation preference of $1.50 per share, is convertible into the common stock of NAC on a share for shares basis, is entitled to a dividend preference equal to any dividends declared on the NAC common stock (determined on a per share basis), and enjoys certain special voting rights. As a consequence of that transfer, (a) AFC is now owned 50% by NAC, 33.3% by Reading and 16.7% by Sutton Hill (a company owned equally by the Chairman of the Company's Board of Directors and a major shareholder of the Company, and (b) Reading and its affiliates own approximately 29% of the outstanding common stock of NAC. NAC Common Stock closed on June 30, 2000 at $0.85 per share.

     Reading had a financial statements basis of approximately $4,923,000 in the 50% AFC interest sold to NAC. The sales price was determined to be approximately $9,720,000 which was calculated using the $1.08 per common stock share, the average per share price of the NAC common stock for ten trading days prior to April 5, 2000, and the $1.50 per preferred stock share as specified in the sales agreement. The sales transaction resulted in a gain of approximately $4,797,000 of which approximately $1,242,000 or 25.9% was deferred to represent Reading's 25.9% equity interest in NAC. The deferred gain is included in the Consolidated Balance Sheet at June 30, 2000 as other long-term liabilities. The deferred gain on this transaction will not be recognized until either Reading disposes its ownership interest in NAC or NAC disposes of its ownership interest in AFC.

     As a result of the partial disposition of AFC, Reading's ownership of AFC was reduced to 33.3% which resulted in the Consolidated Company's accounting for its remaining investment in AFC under the equity method of accounting from the date of disposition (April 5, 2000) through June 30, 2000 as compared to consolidating the AFC for financial reporting purposes as of December 31, 1999 and operating periods prior to April 2000. The deconsolidation of AFC in April 2000 resulted in a decrease to the Consolidated Balance Sheet captions as follows:

                                                                 (In thousands)
                                                                 --------------
       Cash                                                        $  (636)
       Other assets                                                   (192)
       Property, plant and equipment                                  (695)
       Cost in excess of net assets acquired                        (9,840)
       Liabilities                                                  (1,240)
       Minority liability                                           (1,670)

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
June 30, 2000
(amounts in tables in thousands)

================================================================================

     Included in the Consolidated Statement of Operations are the consolidated results of AFC prior to the exchange transaction as follows:

                                                    Three months ended                      Six months ended
                                                         June 30,                               June 30,
                                                         --------                               --------
                                                   2000                1999              2000               1999
                                                  -----             -------           -------            -------
Theater revenues                                  $ 610             $ 1,584           $ 2,046            $ 3,485
Theater costs                                      (586)             (1,010)           (1,609)            (2,272)
Depreciation and amortization                       (10)               (172)             (183)              (343)
General and administrative                           (1)                (75)              (40)              (165)
                                                  -----             -------           -------            -------
     Income from operations                          13                 327               214                705
Minority interest and income tax                     (2)                (67)              (52)              (143)
                                                  -----             -------           -------            -------
Net earnings                                      $  11             $   260           $   162            $   562
                                                  =====             =======           =======            =======

     NAC is a publicly traded company whose shares are traded in the over-the-counter market. Historically, NAC has been in the business of originating, purchasing and servicing sub-prime loans secured by second hand automobiles. However, in recent periods, NAC has sold substantially all of its inventory of loans, substantially reduced its work force and, in essence, reduced its assets to cash and its interest in AFC. The Consolidated Company is advised by NAC that it is considering investments in several industries, one of them being domestic cinema exhibition, and that the acquisition of the AFC Interest constituted a possible first step in what may be a substantially larger commitment to that industry. Accordingly, Reading has also granted to NAC an option to purchase Reading's remaining 33.3% membership interest in AFC for approximately $9,000,000 in cash and/or NAC common stock (such common stock to be valued at $1.50 per share) through August 30, 2000. In the first quarter, Reading had received $500,000 from NAC for an option that has since expired unexercised. For the six months ended June 30, 2000, the Consolidated Company has recorded the $500,000 as other income.


NOTE 12 -- SUBSEQUENT EVENTS

     In December 1998, REI, J. Cotter, the Chairman of the Board and principal stockholder of the Company, and Michael R. Forman entered into an Agreement in Principle (the "Reading Agreement in Principle") providing for a series of transactions which contemplated REI leasing or acquiring various cinemas and live theatre properties held by entities owned by Messrs. Cotter and Forman. Through their interest in Craig Corporation, Messrs. Cotter and Forman are principal stockholders of both Reading and the Company.

     In May 2000, Reading and Citadel entered into an agreement ("Reading Assignment") in which Reading assigned its rights, and Citadel assumed Reading's obligations, under the Reading Agreement in Principle, subject to certain modifications agreed to by Messrs. Cotter and Forman. Under the Reading assignment, Citadel reimbursed Reading for a deposit of $1,000,000 that Reading had made under the Reading Agreement in Principle.

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
June 30, 2000
(amounts in tables in thousands)

================================================================================

     The modified Reading Agreement in Principle provided for Citadel to sublease, from Sutton Hill Associates ("Sutton Hill", a partnership owned equally by Messrs. Cotter and Forman) and operate four cinemas, and manage three other cinemas then managed by City Cinemas Corporation (a company also owned by Messrs. Cotter and Forman), all of which are located in Manhattan (New York
City) and which together are known as the "City Cinemas Circuit". The Reading Agreement in Principle also provided for the merger ("OBI Merger") with Off Broadway Investments, Inc. ("OBI"), which is in the business of owning or leasing off-Broadway style theatres in the New York City and leasing that space to producers of off-Broadway theatrical presentations. OBI owns two live theatres in New York City, the Orpheum and Minetta Lane Theatres, and leases a third live theatre, the Union Square Theatre. OBI has a right of first refusal to buy the property in which the Union Square Theatre is located, and the landlord has informed OBI that it is currently marketing that property for sale. Citadel will consider exercising this right of first refusal if the price for the property is commercially reasonable. In addition, the Reading Agreement in Principle provided for certain other transactions, as described below.


     On July 28, 2000, Citadel and Sutton Hill reached agreement on definitive documentation for the transactions contemplated by the modified Reading Agreement in Principle (collectively, including the OBI Merger, the "Sutton Hill Transactions"). The agreements and other documents relating to the Sutton Hill Transactions (the "Sutton Hill Transaction Documents") will be delivered on behalf of the parties upon receipt by Sutton Hill of certain third-party consents. If Sutton Hill does not receive such consents by August 25, 2000, the Sutton Hill Transaction Documents will not become effective, unless the parties agree to an extension of the delivery date. Absent a material adverse change, it is likely that the parties would agree to such an extension if the same should be required to obtain such consents. The Sutton Hill Transactions, once effective, will include:


     [a] An operating sublease ("Operating Lease") between a subsidiary of Citadel and Sutton Hill Capital, LLC ("SHC"), a wholly-owned subsidiary of Sutton Hill. Under the Operating Lease, Citadel will sublease from SHC four Manhattan theatres (the "City Cinemas Theatres"), for a term of ten years at an annual rent of $3,217,500, subject to certain cost-of-living and other adjustments. In addition, Citadel will be responsible for the rent and other payments due under the underlying leases, which currently aggregate approximately $990,000 per year (including $330,000 payable to affiliates of Mr. Forman). At the end of the initial ten-year term, Citadel will have options to either purchase the underlying leases for the City Cinemas Theatres, for a cash purchase price of $44 million, or renew the Operating Lease at the then fair market rental. Citadel will pay $5,000,000 in cash (including the deposit referred to above) in consideration of the option, which will be a credit against the purchase price if the option is exercised. In addition, if Citadel exercises the purchase option, it will also have the option to purchase from an affiliate of Mr. Forman, for an additional $4,000,000 in cash, the fee interests underlying two of the City Cinemas Theatres.

Craig Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
June 30, 2000
(amounts in tables in thousands)

================================================================================

     [b] An agreement between Citadel and City Cinemas, for Citadel to act as sub-manager for three cinemas for which City Cinemas is the manager. Also, City Cinemas will assign to Citadel management agreements, between Reading and City Cinemas, under which City Cinemas manages the Angelika Film Center and Cafe and certain other theatres controlled by Reading.

     [c] The purchase by Citadel from Messrs. Cotter and Forman of a one-sixth interest in Angelika Film Centers, LLC ("AFC"), which owns and operates the Angelika Film Center and Cafe. In payment for that interest, Citadel will issue notes in the aggregate principal amount of $4,500,000, which will bear interest at the rate of 8.25%, payable quarterly, and mature two years from July 28, 2000.

     [d] A credit facility (the "SHC Credit Facility"), under which SHC may borrow up to $28,000,000 from Citadel. Borrowings under the SHC Credit Facility will bear interest at the rate of 8.25% (subject to certain adjustments), payable quarterly, and will mature on December 1, 2010 or, if earlier, the closing of Citadel's purchase of the leases for the City Cinemas Theatres on exercise of its purchase option under the Operating Lease. Citadel will not be obligated to make such loans prior to July 28, 2007, although it has certain options to accelerate that date. The indebtedness under the SHC Credit Facility will be secured by a pledge of the membership interest in SHC and will be subordinate to $11 million of indebtedness of SHC to an affiliate of Mr. Forman.

     [e] The OBI Merger which will be consummated by merging OBI into Citadel Off Broadway Theatres, Inc., a wholly-owned subsidiary of Citadel, which will be the surviving corporation, provided the holders of Citadel's Class B Voting Common Stock approve the issuance of shares of Citadel's two classes of stock to acquire OBI. Citadel will issue up to 2,625,820 shares of Class A Non-Voting Common Stock and 656,455 shares of Class B Voting Common Stock in the OBI Merger. If the issuance of shares is not approved, the OBI Merger will be completed by Citadel paying $10,000,000 cash, less certain expenses.

     [f] A first right of negotiation to acquire the remainder of Reading's domestic cinemas assets.

     The Operating Lease, the AFC purchase agreement, the SHC Credit Facility, the OBI Merger, and related matters were negotiated and approved by the Citadel Conflicts Committee, which received an opinion of its financial advisor as to the fairness of the transaction to Citadel.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Craig Corporation (Craig and collectively with its wholly owned subsidiaries, the "Company") is in the business of identifying, acquiring, owning and strategically managing controlling interests in other operating companies. At June 30, 2000, the Company owned common stock of Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries, "Reading") and REI Series B Preferred Stock representing approximately 78% of the voting power of that company, and 876,885 and 230,521 shares of Class A Nonvoting Common Stock and Class B Voting Common Stock representing approximately 16.4% and 17.3%of such classes of Common Stock of Citadel Holding Corporation ("CHC" and collectively with its wholly owned subsidiaries, "Citadel") Common Stock, respectively, and 1,107,406 (approximately 16.6%) shares of Big 4 Ranch, Inc. ("BRI"). As used herein, the term the "Consolidated Company" is used to describe, for accounting purposes, the Company reporting on a consolidated basis its ownership interest in REI. The Consolidated Company currently owns approximately 48.29% of the Common Stock of Citadel, approximately 49% of the Common Stock of BRI, and approximately 29% of the common stock of National Auto Credit, Inc. ("NAC").

     REI has elected to focus in the business of developing and operating multiplex cinemas in Australia, New Zealand, the United States and Puerto Rico, and in developing and eventually operating cinemas based entertainment centers in Australian and New Zealand.

Results of Operations

     The following is a comparison of the results of operations for the three months ended June 30, 2000 ("2000 Three Months") with the three months ended June 30, 1999 ("1999 Three Months") and a comparison of the results of operations for the six months ended June 30, 2000 ("2000 Six Months") with the six months ended June 30, 1999 (the "1999 Six Months"). Due to the nature of the Consolidated Company's development, acquisition and disposition activities, the timing associated with the results of such activities, and the results of operations of nine new cinemas consisting of 78 screens that opened since January 1, 1999 (excluding an 8 screen cinema, which closed in June 2000), and the deconsolidation of the Consolidated Company's investment in the Angelika New York, the Consolidated Company's financial position, results of operations and cash flows have varied significantly and, in the view of management are not necessarily indicative of future operating results.

     The Consolidated Company's entertainment center developments have not commenced operation, although the cinemas portion of one entertainment center commenced operation in December 1999. Reading Australia anticipates completion of two entertainment centers, one of which includes a ten screen cinema in 2000. As such, the entertainment center developments have not produced significant income or cash flow for the three months or six months ended June 30, 2000.

     The Consolidated Company's net loss applicable to common shareholders for the 2000 Three Months and 2000 Six Months approximated ($1,126,000) or ($0.11) per basic share and ($3,152,000) or ($0.30) per basic share, respectively, as compared to the 1999 Three Months and 1999 Six Months net income applicable to common shareholders of approximately $1,314,000 or $0.12 per basic share and $108,000 or $0.01 per basic share, respectively. The decrease in net earnings in the 2000 Three Months and 2000 Six Months is principally attributable to (1) the write-down of the Whitehorse property and the loan loss provision for Burstone Victoria Pty Limited ("Burstone"), the Whitehorse joint venture partner, amounting to approximately ($1,725,000), (2) as a result of lower cash balances, a ($529,000) and ($1,130,000) decrease in "Interest and dividend income" for the three and six months ended June 30, 2000 from prior year, respectively, and (3) an increase in equity loss from Citadel and NAC of approximately ($4,021,000) and ($616,000), respectively. In addition, the net earnings in the 2000 periods have been impacted by an increase in "Theater Costs" as discussed below. In each of the three and six month periods ended June 30, 2000 and 1999, "Net (loss) earnings applicable to common shareholders" has been adjusted for the 6.5% per annum dividend ($114,000 quarterly and $228,000 for the six month periods) on the $7,000,000 stated value of Reading Convertible Preferred Stock held by Citadel.

     Theater Revenues are comprised of Admissions, Concessions, and Advertising and other revenues. "Theater costs" and "Theater concession costs" (collectively "Theater Operating Expense") reflect the direct theater costs of CineVista, the Domestic Cinemas and Reading Australia's cinemas. "General and Administrative" expenses are presented without consideration of intercompany management fees. Theater Revenues, Theater Operating Expenses, and General and Administrative expenses for each of the six month periods ended June 30, 2000 and 1999 were as follows:

                                                   Domestic
2000                            Cine Vista/1/      Cinemas/2/         Australia          Corporate          Total
                               -------------     -----------          ---------          ---------          -----
Theater Revenue                   $7,120,000      $5,508,000        $ 9,166,000        $         0      $21,794,000
Theater Operating Expense          6,717,000       5,033,000          7,456,000                  0       19,206,000
Depreciation and
      Amortization                    65,000         530,000            759,000            171,000        1,525,000
General & Administrative             378,000         134,000          1,964,000          3,420,000        5,896,000
Write-down of Whitehorse                   0               0          1,725,000                  0        1,725,000
                             ---------------------------------------------------------------------------------------
                                  $  (40,000)     $ (189,000)       $(2,738,000)       $(3,591,000)      (6,558,000)
                             =======================================================================================


                                                  Domestic
1999                             Cine Vista/1/    Cinemas/2/        Australia          Corporate            Total
                                 -----------      ----------        -----------        ---------            -----
Theater Revenue                   $6,047,000      $6,682,000        $ 3,934,000        $                $16,663,000
Theater Operating Expense          5,531,000       5,259,000          3,049,000                          13,839,000
Depreciation and
      Amortization                   436,000         627,000            388,000             68,000        1,519,000
General & Administrative             423,000         240,000          1,822,000          3,670,000        6,155,000
                              -------------------------------------------------------------------------------------
                                  $ (343,000)     $  556,000        $(1,325,000)       $(3,738,000)     $(4,850,000)
                              =====================================================================================

/1/Includes CineVista's general and administrative expense in 2000 and 1999 and are reported net of approximately $591,000 and $700,000, respectively, in management fees paid to Reading Corporate.

/2/Domestic Cinema operations in 2000 and 1999 include $475,000 and $381,000, respectively, in Theater Revenues and $419,000 and $229,000, respectively, of Theater Operating Expense from the Royal George Theater.


CineVista
---------

     CineVista's Theater Revenues increased approximately 17.8% or $1,073,000 to $7,120,000 in the six months ended June 30, 2000 from $6,047,000 in the corresponding prior year period. The increase was mainly due to 12 new screens opened at the Plaza Carolina since last year as well as higher-grossing movies released during the second quarter 2000 such as the "Perfect Storm", "Gone in 60 Seconds", and the "Gladiators".

     CineVista's Theater Operating Expenses increased approximately 21.4% or $1,186,000 to $6,717,000 in the six months ended June 30, 2000 from $5,531,000 in the corresponding period. The largest portion of the increase was due to the $403,000 increase in base rent due to the opening of the Plaza Carolina and payment of the common area maintenance (CAM) differential expense at the Plaza Americas and Humacao of approximately $100,000. The remaining increase is attributable to higher start-up costs associated with the Plaza Carolina, an approximately 15% increase in the utilities rate from prior year, and increased maintenance and repair expenses.

     CineVista's Depreciation and amortization expense decreased approximately ($973,000) or 93.7% from $1,038,000 to $65,000. The decrease is attributable to the fact that CineVista's assets were deemed impaired and written down to their estimated net realizable value during the third and fourth quarters of 1999.

     CineVista's General and administrative expenses decreased approximately 10.6% or $45,000 from $423,000 to $378,000. The decrease is primarily due to an approximately $50,000 decrease in professional fees.


Domestic Cinemas
----------------

     Domestic Cinemas' Theater Revenues decreased approximately 17.6% or $1,174,000 to $5,508,000 for the six months ended June 30, 2000 from $6,682,000 in the corresponding prior year six month period. The primary reason for the decrease in theater revenue from prior year is due to the fact that the Consolidated Company stopped consolidating the Angelika New York ("AFC") when it sold a 50% interest in AFC to National Auto Credit, Inc. ("NAC") on April 5, 2000. (The Consolidated Company's remaining 33.3% interest in the AFC is being accounted for under the equity method of accounting). The 1999 Six Months period includes $3,485,000 of Theater revenue from the AFC as compared to $1,506,000 reported prior to the deconsolidation of AFC in April 2000. This decrease was offset by increases reported by Reading Cinema Manville and the Royal George Theater in Chicago which commenced operating in May 1999 and March 1999, respectively. At June 30, 2000 and 1999, the Domestic Cinemas included 34 screens and 4 stages at six locations.

     Theater Operating Expenses decreased approximately 4.3% or $226,000 from $5,259,000 to $5,033,000 for the six months ended June 30, 2000 from the corresponding prior year period, primarily as a result of the deconsolidation of AFC as discussed above. The decrease attributable to the deconsolidation of AFC amounting to approximately $1,203,000 was offset by increased expenses of approximately $812,000 reported by Reading Cinemas Manville which opened in May 1999 and thus, had less than 2 months of theater operating expenses reported in the six months ended 1999 as well as increased operating expenses from the Royal George Theater ("RGT").

     The Domestic Cinemas' General and Administrative expenses decreased 44.2% or $106,000 to $134,000 for the six months ended June 30, 2000 from $240,000 in the corresponding prior year period due to reduced management fees paid to City Cinemas as a result of the decreased Theater Revenue in managed cinemas. Additionally, the administrative expenses decreased approximately $125,000 as a result of the deconsolidation of AFC.


Australia
---------

     Theater Revenues for Australian operations increased approximately 133.0% or $5,232,000 to $9,166,000 for the six months ended June 30, 2000 from $3,934,000 in the same six months period in 1999. Substantially all of the increase is due to the contribution of 5 new cinemas with 45 screens which were not in operation in the six months ended June 30, 1999. Reading Australia commenced operation of 2 new cinemas totaling 22 screens in the last quarter of 1999 and another cinema with 8 screens in the second quarter of 2000. At June 30, 2000 and 1999, Reading Australia operated 71 screens at 10 locations and 26 screens at 5 locations, respectively.

     Included as "Write-down of assets held for sale" for Reading Australia is approximately $1,725,000 of write down relating to the Whitehorse property, which is classified as "Assets held for sale" on the Consolidated Financial Statement as of June 30, 2000. Included in the $1,725,000 write-down is approximately a $410,000 write-down of Reading Australia's 50% equity investment in the Whitehorse property and $1,315,000 loan loss provision taken for the loan receivable from Burstone as described in Note 6 to the Consolidated Financial Statements. The write-down was taken during the second quarter of 2000 as Reading determined, in light of offers made for the Whitehorse property, that the carrying value of the property was in excess of the likely net proceeds from a sale of the property.

     Theater Operating Expenses for Australian operations increased approximately 144.5% or $4,407,000 to $7,456,000 for the six months ended June 30, 2000 from $3,049,000 in the same period of 1999. The increase is primarily due to the initial start-up costs associated with the new cinemas and the operation of the 5 new cinemas.

     General and Administrative expense increased approximately 7.8% or $142,000 for the six months ended June 30, 2000 to $1,964,000 from $1,822,000 in the same period in 1999. The increase primarily related to carrying the costs of land held for development.


Corporate
---------

     General and Administrative costs (net of $320,000 and $212,000 associated with the New Zealand operations for the 2000 and 1999 Six Months, respectively) decreased approximately 10.4% or $358,000 to $3,100,000 for the six months ended June 30, 2000 from $3,458,000, in the corresponding prior year period primarily as a result of decreased payroll costs, travel and entertainment costs and office expenses associated with the Consolidated Company's relocation of its offices from Philadelphia to Los Angeles.

     "Interest and dividend" income for the six months ended June 30, 2000 and 1999 were $309,000 and $1,439,000, respectively. The decrease in "Interest and dividend" revenues is primarily a result of a reduction in average investable fund balances for the six months ended June 30, 2000 as compared to the corresponding prior year period due to investment of the majority of the Consolidated Company's available cash balance in the Consolidated Company's development projects.


Real Estate Revenues
--------------------

     Real estate revenues include rental income and the net proceeds of sales of Reading's real estate in the United States which Reading is in the process of liquidating.


(Loss) earnings from equity investments
---------------------------------------

     "(Loss) earnings from equity investments" include (loss) earnings from the Consolidated Company's investment in Citadel, BRI, WPG , NZ JV, AFC and NAC for the six months ended June 30, 2000. "(Loss) earnings from equity investments" includes (loss) earnings from the Consolidated Company's investment in Citadel, BRI, WPG, and NZ JV for the six months ended June 30, 1999. "(Loss) earnings from equity investments" decreased $5,059,000 to a loss of ($1,090,000) in the six months ended June 30, 2000 from income of $3,969,000 in the corresponding prior year period. The decrease in 2000 six months period is primarily a result of (1) equity losses amounting to ($616,000) reported in 2000 from the Consolidated Company's April 2000 investment in NAC, (2) the increased losses of WPG in 2000 (see Note 6) to the Consolidated Financial Statements, and (3) the 1999 Six
months period including equity earnings from Citadel of $3,919,000 as compared to a ($113,000) loss in the 2000 Six Months. The Citadel equity earnings in 1999 Six Months included a non-recurring gain for the sale of real estate by Citadel.


Other Income (Expense)
----------------------

     "Other income" totaled $575,000 in the six months ended June 30, 2000 as compared to ($1,000) in the corresponding prior year period. Increase in "Other income" is due to $500,000 of option fee received from NAC in the first quarter of 2000 that was recognized as other income during the second quarter of 2000.


Minority Interest
-----------------

     The components of "Minority Interest" in the 2000 and 1999 Six Months is as follows:


                                         Six Months ended
                                              June 30,
                                              --------
                                      2000                 1999
                                      ----                 ----
                                           (in thousands)
                                     ---------------------------
     REI                             $ 959                 $ 434
     AFC                               (43)                 (112)
     Australian Cinemas                (49)                  (65)
                                     -----                 -----
       Minority interest income      $ 867                 $ 257
                                     =====                 =====

     The principal component of minority interest is derived from the Company's holdings in REI. The Company owns preferred stock in REI which provides for an annual dividend of approximately $3,575,000 and approximately 69% of the outstanding REI common stock. REI minority income in the 2000 and 1999 Six Months reflects the 30.7% minority interests share of REI losses. REI has reported losses in the 2000 and 1999 Six Months and has not declared or paid the dividends accumulating to the Company since fiscal 1998 amounting to approximately $5,363,500. The 16.67% minority interest in income of AFC amounted to $112,000 in the 1999 Six Months. The 16.67% minority interest in income of AFC amounted to approximately $43,000 from January 1, 2000 to April 5, 2000, when Reading sold a 50% interest in AFC to NAC and the Consolidated Company stopped consolidating AFC. The decrease in the Angelika minority income is also due to the deconsolidation of the results of AFC as of April 5, 2000. Minority interest in the income of the Australian cinemas represents the 25% minority interests ownership in two cinemas in the 2000 and 1999 Six Months.


Income Tax Provision
--------------------

     Income tax expense for the 2000 Six Months was approximately $471,000, including accruals of $421,000 for foreign withholding tax which will be paid if certain intercompany loans are repaid. Income tax expense for the 1999 Six Months was approximately $488,000, including accruals of $423,000 for foreign withholding tax which will be paid if certain intercompany loans are repaid.

Three Months Ended June 30, 2000 and 1999
-----------------------------------------

Theater Revenues, Theater Operating Expenses, and General and Administrative expenses for the three month periods ended June 30, 2000 and 1999, were as follows:

Three month period ended June 30:

                                                  Domestic
2000                              Cine Vista       Cinemas         Australia         Corporate           Total
----
Theater Revenue                   $3,917,000    $ 2,034,000      $  4,811,000      $          0      $ 10,762,000
Theater Operating Expense          3,580,000      2,072,000         3,800,000                 0         9,452,000
Depreciation and Amortization         32,000        183,000           422,000            84,000           721,000
General & Administrative             169,000         52,000         1,063,000         1,719,000         3,003,000
Write-down of Whitehorse                   0              0         1,725,000                 0         1,725,000
                             ------------------------------------------------------------------------------------
                                  $  136,000     ($ 273,000)      ($2,199,000)      ($1,803,000)      ($4,139,000)
                             ====================================================================================

                                                   Domestic
1999                              Cine Vista       Cinemas        Australia        Corporate           Total
----
Theater Revenue                   $3,326,000      $3,728,000      $2,140,000                  $     $  9,194,000
Theater Operating Expense          3,013,000       3,026,000       1,630,000                           7,669,000
Depreciation and Amortization        217,000         355,000         206,000            33,000           811,000
General & Administrative             238,000         107,000         998,000         1,986,000         3,329,000
                             -----------------------------------------------------------------------------------
                                   ($443,000)     $  240,000       ($694,000)      ($2,019,000)      ($2,615,000)
                             ===================================================================================

CineVista
---------

     CineVista's Theater Revenues increased approximately 17.8% or $591,000 to $3,917,000 in the three months ended June 30, 2000 from $3,326,000 in the corresponding prior year period. The increase was mainly due to 12 new screens opened at the Plaza Carolina since last year as well as higher-grossing movies released during the second quarter 2000 such as the "Perfect Storm", "Gone in 60 Seconds", and the "Gladiators".

     CineVista's Theater Operating Expenses increased approximately 18.8% or $567,000 to $3,580,000 in the three months ended June 30, 2000 from $3,013,000 in the corresponding period. The largest portion of the increase was due to the increase in occupancy costs attributable to the opening of the Plaza Carolina and to expense items which vary directly with the increased Theater Revenue.

     CineVista's General and administrative expenses decreased approximately 30.0% or $69,000 from $238,000 to $169,000. The decrease is primarily due to an approximately $50,000 decrease in professional fees.


Domestic Cinemas
----------------

     Domestic Cinemas' Theater Revenues decreased approximately 45.4% or $1,694,000 to $2,034,000 for the three months ended June 30, 2000 from $3,728,000 in the corresponding prior year three month period. The primary reason for the decrease in theater revenue from prior year is due to the fact that the Consolidated Company stopped consolidating the AFC when it sold a 50% interest in AFC to NAC on April 5, 2000. (The Company's remaining 33% interest in the AFC is being accounted for under the equity method of accounting). This decrease was offset by increases reported by Reading Cinema Manville and the Royal George Theater in Chicago which commenced operating in May 1999 and March 1999, respectively.

     Theater Operating Expenses decreased approximately 3.2% or $954,000 from $3,026,000 to $2,072,000 for the three months ended June 30, 2000 from the corresponding prior year period, primarily as a result of the deconsolidation of AFC as discussed above. The decrease attributable to the deconsolidation of AFC was offset by increased expenses reported by Reading Cinemas Manville which opened in May 1999 and thus, had less theater operating expenses reported in the three months ended 1999 as well as increased operating expenses from RGT.

     The Domestic Cinemas' General and Administrative expenses decreased 51.4% or $55,000 to $52,000 for the three months ended June 30, 2000 from $107,000 in the corresponding prior year period due to reduced management fees paid to City Cinemas as a result of the decreased Theater Revenue in managed cinemas which were in operation in both 1999 and 2000 and as a result of the deconsolidation of AFC.


Australia
---------

     Theater Revenues for Australian operations increased approximately 124.8% or $2,671,000 to $4,811,000 for the three months ended June 30, 2000 from $2,140,000 in the same three months period in 1999. Substantially all of the increase is due to the contribution of 5 new cinemas with 45 screens which were not in operation in the three months ended June 30, 1999. Reading Australia commenced operation of 2 new cinemas totaling 22 screens in the last quarter of 1999 and another cinema with 8 screens in the second quarter of 2000. At June 30, 2000 and 1999, Reading Australia operated 71 screens at 10 locations and 26 screens at 5 locations, respectively.

     Included as "Write-down of assets held for sale" for Reading Australia is approximately $1,725,000 of write down relating to the Whitehorse property, which is classified as "Assets held for sale" on the Consolidated Financial Statement as of June 30, 2000. Included in the $1,725,000 write-down is approximately a $700,000 write-down of Reading Australia's 50% equity investment in the Whitehorse property and $1,200,000 loan loss provision taken for the loan receivable from the Whitehorse joint venture partner as described in Note 6 to the Consolidated Financial Statements. The write-down was taken during the second quarter of 2000 as Reading determined, in light of offers made for the Whitehorse property, that the carrying value of the property was in excess of the net proceeds from a sale of the property.

     Theater Operating Expenses for Australian operations increased approximately 133.1% or $2,170,000 to $3,800,000 for the three months ended June 30, 2000 from $1,630,000 in the same period of 1999. The increase is primarily due to the initial start-up costs associated with new cinemas and the operation of the 5 new cinemas and due to an increase of approximately 1.6% in film and concession costs as a percentage of Theater Revenue.

     General and Administrative expense increased approximately 6.5% or $65,000 for the three months ended June 30, 2000 to $1,063,000 from $998,000 in the same period in 1999. The increase primarily related to carrying the costs of land held for development.

Corporate
---------

     General and administrative expenses (net of $211,000 and $130,000 associated with the New Zealand operations in the 2000 and 1999 Three Months, respectively) decreased approximately 18.8% or $348,000 to $1,508,000 for the 2000 Three Months from $1,856,000 in the 1999 Three Months primarily as a result of the various costs associated with Reading's relocation of its offices from Philadelphia to Los Angeles decreasing during the second quarter of 2000.

     Interest income amounted to $122,000 and $651,000 in the 2000 and 1999 Three Months, respectively. The decrease in interest income is primarily a result of a reduction in average investable fund balances for the three months ended June 30, 2000 as compared to the corresponding prior year period due to increasing investment in the Consolidated Company's development projects.


(Loss) earnings from equity investments
---------------------------------------

     "(Loss) earnings from equity investments" include (loss) earnings from the Consolidated Company's investment in Citadel, BRI, WPG , NZ JV, AFC and NAC for the three months ended June 30, 2000. "(Loss) earnings from equity investments" includes (loss) earnings from the Consolidated Company's investment in Citadel, BRI, WPG, and NZ JV for the three months ended June 30, 1999. "(Loss) earnings from equity investments" decreased $4,831,000 to a loss of ($1,011,000) in the three months ended June 30, 2000 from income of $3,820,000 in the corresponding prior year period. The decrease in 2000 Three Months period is a result of (1) equity losses amounting to ($616,000) reported in 2000 from the Consolidated Company's April 2000 investment in NAC, (2) the increased losses of WPG in 2000 (see Note 6) to the Consolidated Financial Statements, and (3) the decrease in the 1999 Three Months period equity earnings from Citadel of $3,772,000 as compared to a ($69,000) loss in the 2000 Three Months. The Citadel equity earnings in 1999 Three Months included a non-recurring gain for the sale of real estate by Citadel.


Other Income (Expense)
----------------------

     "Other income (expense)" totaled $540,000 in the 2000 Three Months as compared to other expense of ($20,000) in the corresponding prior year period. The increase in other income is primarily due to the $500,000 in NAC option fees recognized as other income during the second quarter of 2000.


Minority Interest
-----------------

     The components of "Minority Interest" in the 2000 and 1999 Three Months are as follows:


                                                    Three Months ended
                                                         June 30,
                                                         --------
                                                2000                  1999
                                                ----                  ----
                                                      (in thousands)
                                                ---------------------------
     REI                                        $ 290                $ (47)
     AFC                                          (41)                 (51)
     Australian Cinemas                           (26)                 (61)
                                                -----                -----
      Minority interest income (expense)        $ 223                $(159)
                                                =====                =====

     The principal component of minority interest is derived from the Company's holdings in REI. The Company owns preferred stock in REI which provides for an annual dividend of approximately $3,575,000 and approximately 69% of the outstanding REI common stock. REI minority income in the 2000 and 1999 Three Months reflect the 30.7% minority interests share of REI earnings or losses. REI reported net earnings in the 1999 Quarter before consideration of Preferred Stock dividends accumulating to the Company. REI has not declared or paid the dividends accumulating to the Company since December 1998 amounting to approximately $5,544,500. "Minority interests" for the 2000 and 1999 Three Months include $223,000 and ($159,000), respectively, from the minority shares interest in the AFC. Minority interest in the income (loss) of the Australian cinemas represents the 25% minority interests ownership in two cinemas during the 2000 and 1999 Three Months.


Income Tax Provision
--------------------

     Income tax expense in the 2000 Three Months period totaled $253,000 as compared to $266,000 in the corresponding period last year.


Liquidity and Capital Resources

     At June 30, 2000, the Consolidated Company had cash and cash equivalents totaling approximately $3,392,000 which includes approximately $3,214,000 held by Reading. At June 30, 1999, the Company had cash and cash equivalents of approximately $178,000. REI is majority owned by the Company and, accordingly, is included in the consolidated financial statements. However, Craig and REI are separate public companies and each entity's capital resources and liquidity is legally independent of the other and any intercompany loans or receivables would require approval of each separate company's Board of Directors.

     Since October 1996, liquidity of Craig has been principally dependent on Reading's ability to pay dividends in accordance with terms of the Reading Preferred Stock held by the Company amounting to $3,575,000 annually. At June 30, 2000, Reading was $5,363,000 in arrears with respect to such dividends. As discussed below. Reading does not currently have the resources or a plan to pay such dividends in the near future. Accordingly, Craig's future liquidity is dependent on Craig obtaining financing, Reading obtaining financing which will permit it to pay dividends on its Series B Preferred Stock and/or selling Citadel or Reading Securities held by Craig. Craig has no present plan or intention to sell Citadel or Reading Securities. In order to improve its liquidity, Reading is in the process of selling a number of assets, including a) certain property located in the Philadelphia Metropolitan area, b) the Royal George Theatre in Chicago, c) WPG and d) all or substantially all of its domestic cinema assets. In the event that such resources prove insufficient for such purposes, Reading will consider a) postponing or delaying development projects or b) bringing in joint venture partners and/or selling additional assets. Based on the current work allocation, the annual operating costs of Craig, after consideration of intercompany allocation of general and administrative costs, approximate $1,200,000 annually. Following the relocation of the Reading Philadelphia office to Los Angeles in July 2000, the levels of intercompany allocations will be reviewed and adjusted accordingly.

     At June 30, 2000, the cash and cash equivalents held by Reading are anticipated to be fully deployed in furtherance of Reading's cinema and entertainment center development programs. Reading's total commitments exceed the available liquid funds. In addition, the Company's affiliate, Citadel, holds all of the outstanding shares of the Company's Series A Voting Convertible Preferred Stock and has the option to require the Company to repurchase such shares at its stated value of $7,000,000 at any time during a ninety day period commencing October 16, 2001.

     However, management believes that Reading has sufficient line-of-credit to complete the entertainment center projects currently under development in Sydney, and if addition bank lenders are secured, enough for completion of a second entertainment center in Melbourne in 2001. Reading plans to leverage these assets as they commence operations, and to use the proceeds from such financings to continue the development program in the year 2001. In the event that debt financing cannot be obtained on terms acceptable to Reading, consideration will be given to seeking joint venture partners, issuing debt or equity securities, delaying development of certain projects and/or selling land currently held for development, or other assets. Reading is also in discussions with various lenders concerning the possibility of securing lines of credit to finance construction and other development obligations.

Reading does not currently consider any of its development assets to be held for sale. At June 30, 2000, Reading had total commitments of approximately $29,520,000. Of this amount, it is currently anticipated that approximately $15,000,000 will be funded in 2000.

     The following summarizes the major sources and uses of cash funds in the six months ended June 30, 2000 and 1999:

2000:
----

     "Unrestricted cash and cash equivalents" decreased $11,685,000 from $15,077,000 at December 31, 1999 to $3,392,000 at June 30, 2000. Working capital deficit increased ($16,971,000) from ($2,861,000) at December 31, 1999 to ($19,832,000) at June 30, 2000.

     The Consolidated Company used approximately $4,557,000 in cash for operating purposes during the 2000 Six Months. In addition to the payment of operating and general and administrative expenses, the principal use of cash funds during the 2000 Six Months included a use of $14,395,000 in investing activities, including $12,342,000 in property purchase commitment payments, and $2,253,000 of increase in restricted cash.

     Net cash provided by financing activities totaled $7,480,000 in the 2000 Six Months and was comprised of $10,521,000 in proceeds from notes payable and $305,000 in capital contribution from minority interests, partially offset by $2,339,000 in payments on notes payable, a $486,000 loan payment to the New Zealand joint venture, $364,000 used to repurchase Craig Common stock, and $114,000 in payment of Reading preferred dividends.

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


Item 6.   Exhibits and Reports on Form 8-K


          (a)  Exhibits



               27  Financial Data Schedule (filed herewith)


          (b)  Reports on Form 8-K
               None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CRAIG CORPORATION REGISTRANT



Date:     August 14, 2000                 By: /s/ S. Craig Tompkins
     -------------------------                ---------------------
                                              S. Craig Tompkins
                                              President



Date:     August 14, 2000                 By: /s/ Andrzej J. Matyczynski
     -------------------------                --------------------------
                                              Andrzej J. Matyczynski
                                              Chief Financial Officer