Form 10-Q
period 2000-09-30
CRAIG CORP
filed 2000-11-20
CIK 110985

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

    For the quarterly period ended:  September 30, 2000

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

                       Yes  X                            No ___
                           ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 15, 2000, there were 3,436,808 shares of Common Stock, $0.25 par value per share, and 7,058,408 shares of Class A Common Preference Stock, $0.01 par value per share.

================================================================================

                      CRAIG CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                                                                    Page
                                                                                                                    ----
PART I.    Financial Information
------

Item 1.    Financial Statements

           Consolidated Balance Sheets as of
             September 30, 2000 and December 31, 1999 (Unaudited)..................................................   1

           Consolidated Statements of Operations for the
             Three and Nine Months Ended September 30, 2000 and 1999 (Unaudited)...................................   3

           Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 2000 and 1999 (Unaudited).............................................   4

           Notes to Consolidated Financial Statements..............................................................   6

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations.................................................................................  21


PART II.   Other Information
-------

Item 1.    Legal Proceedings.......................................................................................  28

Item 2.    Changes in Securities...................................................................................  28

Item 3.    Defaults Upon Senior Securities.........................................................................  28

Item 4.    Submission of Matters to a Vote of Security Holders.....................................................  28

Item 5.    Other Information.......................................................................................  28

Item 6.    Exhibits and Reports on Form 8-K........................................................................  28

           Signatures..............................................................................................  29

                        PART I - Financial Information
                        ------------------------------

Item 1 - Financial Statements
-----------------------------

Craig Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)

                                                                     September 30,              December 31,
                                                                         2000                       1999
------------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                          $     3,564                $   15,077
Amounts receivable                                                         883                       695
Restricted cash                                                          1,047                       948
Inventories                                                                216                       316
Prepayments and other current assets                                     2,077                     1,389
Due from affiliate (Note 10)                                                --                     1,000
------------------------------------------------------------------------------------------------------------


   Total current assets                                                  7,787                    19,425

Equity investment in unconsolidated subs (Note 2)                       26,450                    19,386
Assets held for sale (Note 5)                                               --                     5,740
Property held for development                                           26,168                    31,623
Property and equipment, net (Note 3)                                    61,860                    58,501
Note receivable from joint venture partners                                391                     1,549
Other assets                                                             2,246                     1,807
Cost in excess of assets acquired - net                                    101                     9,975
------------------------------------------------------------------------------------------------------------

   Total assets                                                    $   125,003                $  148,006
------------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

Craig Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)

                                                                           September 30,          December 31,
                                                                               2000                   1999
--------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses                                       $   5,448              $  7,695
Accrued taxes                                                                   1,062                   708
Film rental payable                                                             1,570                 1,718
Borrowings                                                                     14,984                 8,618
Notes payable to affiliate (Note 2)                                             1,998                 1,998
Other liabilities                                                                 798                 1,549
-----------------------------------------------------------------------------------------------------------


   Total current liabilities                                                   25,860                22,286

Note payable                                                                      597                 1,035
Other liabilities                                                               6,326                 5,917
Deferred tax liabilities                                                        8,368                 8,368
-----------------------------------------------------------------------------------------------------------


   Total liabilities                                                           41,151                37,606
-----------------------------------------------------------------------------------------------------------

Minority interests in equity of subsidiaries                                   18,775                22,797

Redeemable preferred stock of Reading                                           7,000                 7,000

Commitments and Contingencies (Note 8)

Stockholders' Equity
Preferred stock, par value $0.25, 1,000,000 shares authorized, none                --                    --
 issued
Class A common preference stock, par value $0.01, 10,000,000 shares                87                    87
 authorized, 8,734,065 issued and 7,058,408 outstanding
Class B common stock, par value $0.01, 20,000,000 shares authorized,
 none issued                                                                       --                    --

Common stock, par value $0.25, 7,500,000 shares authorized, 5,444,065           1,361                 1,361
 shares issued and 3,436,808 and 3,512,308 outstanding at June 30, 2000 and December, 31, 1999, respectively
Additional paid-in capital                                                     28,805                31,111
Retained earnings                                                              67,339                73,449
Accumulated other comprehensive loss (Note 7)                                 (17,768)               (4,052)
Cost of treasury shares, 3,682,906 and 3,607,406 shares at                    (21,747)              (21,353)
 September 30, 2000 and December 31, 1999, respectively
-----------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                58,077                80,603
-----------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                             $ 125,003             $ 148,006
-----------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

Craig Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share amounts)

                                                Three Months Ended                 Nine Months Ended
                                                  September 30,                       September 30,
                                                  -------------                       -------------
                                              2000               1999              2000             1999
----------------------------------------------------------------------------------------------------------------
Revenues
  Theater
     Admissions                               $   7,494          $  8,156          $ 23,038         $ 20,401
   Concessions                                    2,557             2,476             7,579            6,188
   Advertising and other                            638               506             1,866            1,212
  Real estate                                       159               265               547              395
----------------------------------------------------------------------------------------------------------------
                                                 10,848            11,403            33,030           28,196
----------------------------------------------------------------------------------------------------------------

Expenses
  Theater costs                                  (8,644)           (8,160)          (26,783)         (21,197)
  Theater concession costs                         (529)             (582)           (1,596)          (1,384)
  Depreciation and amortization                    (638)             (913)           (2,163)          (2,432)
  General and administrative expenses            (3,603)           (3,594)           (9,499)          (9,749)
----------------------------------------------------------------------------------------------------------------
  Asset impairment charges                       (1,508)             (335)           (3,233)            (335)
                                                (14,922)          (13,584)          (43,274)         (35,097)
----------------------------------------------------------------------------------------------------------------


Loss from operations                             (4,074)           (2,181)          (10,244)          (6,901)

Other revenues (expenses)
  Gain on sale of assets                          1,221                --             4,776               --
  Interest and dividend income                       58               419               367            1,858
  Equity in (losses) earnings of
   unconsolidated affiliates (Note 2)            (1,415)               46            (2,505)           4,015

  Interest expense                                 (219)             (309)             (718)            (428)
  Other income, net                                 541               595             1,116              594


Loss before minority interests
  and income taxes                               (3,888)           (1,430)           (7,208)            (862)
Minority interests                                1,021               491             1,888              748
----------------------------------------------------------------------------------------------------------------


Loss before income taxes                         (2,867)             (939)           (5,320)            (114)
Income taxes (Note 4)                                22              (409)             (449)            (897)
----------------------------------------------------------------------------------------------------------------


Net loss                                         (2,845)           (1,348)           (5,769)          (1,011)
Less: Preferred stock dividends                    (113)             (113)             (341)             341)
----------------------------------------------------------------------------------------------------------------


Net loss applicable to common
  shareholders                                 $ (2,958)         $ (1,461)         $ (6,110)        $ (1,352)
----------------------------------------------------------------------------------------------------------------


Basic and diluted loss per share
 (Note 1)                                        $(0.28)           $(0.14)           $(0.58)        $  (0.13)

----------------------------------------------------------------------------------------------------------------


         See accompanying notes to consolidated financial statements.

Craig Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)



                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                      -------------
                                                                                 2000               1999
------------------------------------------------------------------------------------------------------------
Operating Activities
Net loss                                                                       $(5,769)              $(1,011)
Adjustments to reconcile net loss to net cash used in
 operating activities:
    Asset impairment loss                                                        3,233                   335
    Depreciation and amortization                                                2,163                 2,432
    Equity in loss (earnings) of affiliates                                      2,505                (4,015)
   Minority interests                                                           (1,888)                 (748)
    Other                                                                          162                   291
    Gain on disposal of assets, net                                             (4,746)                  607
Changes in current assets and liabilities:
    (Increase) decrease in receivables                                            (188)                   34
     Increase in other assets                                                   (1,807)                 (382)
     Decrease in payables                                                          690                   829
     Increase in accrued film rental                                               236                   631
    (Decrease) increase in other liabilities                                    (1,238)                  545
------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                           (6,647)                 (452)
------------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

Craig Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousand)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                              ---------------
                                                                           2000            1999
----------------------------------------------------------------------------------------------------------
Investing activities
 Proceeds from sale of assets                                        $        5,658         $           --
 Proceeds from (to) New Zealand joint venture                                   948                   (124)
 Purchase of Citadel stock                                                      (31)                    --
 Purchase of property held for development                                     (158)                (1,779)
 Decrease in cash due to Angelika deconsolidation                              (636)                    --
 (Increase) decrease in restricted cash                                        (679)                    45
 Purchase of property and equipment, net                                    (17,378)               (27,180)
 Payments on property purchase commitments                                       --                 (3,627)
 Purchase of G&L common stock and property                                       --                 (1,961)
 Investment in New Zealand joint venture                                         --                 (1,221)
 Purchase of Royal George Theatre                                                --                 (3,000)
----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (12,276)               (38,847)
----------------------------------------------------------------------------------------------------------


Financing activities
 Proceeds from borrowings                                                    14,603                  2,808
 Capital contributions from minority interests                                   28                     45
 Minority interest distributions                                                (43)                  (371)
 Payment of preferred stock dividends                                          (228)                  (341)
 Treasury stock repurchases                                                    (394)                  (551)
 Note receivable from NZ joint venture                                         (486)                    --
 Payment on borrowings                                                       (5,245)                  (704)
----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                     8,235                    886
----------------------------------------------------------------------------------------------------------


Effect of foreign exchange rate changes on cash                                (825)                  (252)
----------------------------------------------------------------------------------------------------------


Decrease in cash and cash equivalents                                       (11,513)               (38,665)
Cash and cash equivalents at beginning of the period                         15,077                 63,314
----------------------------------------------------------------------------------------------------------


Cash and cash equivalents at end of period                           $        3,564         $       24,649
----------------------------------------------------------------------------------------------------------


Supplemental Disclosures
Interest paid                                                        $          478         $          432
Income taxes paid                                                    $          125         $           96

Non-Cash Transaction
Exchange of 50% interest in Angelika for equity investment in National Auto
Credit, Inc. (Note 3) Debt extinguished as a part of the Royal George Theatre sale (Note 10).

         See accompanying notes to consolidated financial statements.

Craig Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2000

--------------------------------------------------------------------------------

Note 1 - Basis of Presentation

Basis of Consolidation

     The consolidated financial statements include the accounts of Craig Corporation ("Craig") and its wholly owned subsidiaries (collectively, the "Company") and its majority owned subsidiaries (collectively, the "Consolidated Company").

     The Company's principal holdings at September 30, 2000 consisted of (1) common and preferred stock representing approximately 78% of the voting power of Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries "Reading"); (2) common shares representing approximately 11.0% and 11.6% of the outstanding Class A and Class B common shares of Citadel Holding Corporation ("CHC" and collectively with its consolidated subsidiaries "Citadel"), respectively; and (3) 16.4% of the outstanding common stock of Big 4 Ranch, Inc., a company owning a 40% interest in certain agricultural properties located in Kern County, California. The Consolidated Company holds a 33% interest in Citadel and a 49% interest in Big 4 Ranch, Inc.

     Reading, its majority owned subsidiary, is in the business of developing and operating multi-plex cinemas in Australia and New Zealand. Reading also operates cinemas in Puerto Rico and the United States. Reading's cinemas are owned through various subsidiaries under the Angelika Film Centers and Reading Cinemas names in the United States ("Domestic Cinemas"); through Reading Cinemas of Puerto Rico, Inc., under the CineVista name in Puerto Rico ("CineVista" or the "Puerto Rico Circuit"); through Reading Entertainment Australia Pty Limited (collectively with its subsidiaries referred to herein as "Reading Australia") under the Reading Cinemas name in Australia ("Australia Circuit"); and through Reading New Zealand Limited's (collectively with its subsidiaries referred to herein as "Reading New Zealand") participation in a theater joint venture operating under the Berkeley Theaters name in New Zealand.

     The carrying value of Reading Australia's and Reading New Zealand's assets will fluctuate due to changes in the exchange rate between the U.S. dollar and the Australian dollar ($0.5415 and $0.6543 were the respective exchange rates of U.S. dollar per Australian dollar at September 30, 2000 and December 31, 1999) and the U.S. dollar and the New Zealand dollar ($0.4075 and $0.5215 were the respective exchange rates of U.S. dollar per New Zealand dollar at September 30, 2000 and December 31, 1999). In the accompanying financial statements, balance sheet accounts are translated into U.S. dollars at the exchange rates in effect on the reporting date, and operating results are translated into U.S. dollars at the average of the exchange rates in effect during each period reported.

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

     The financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim information and in accordance with the rules of the Securities and Exchange Commission and therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1999 and for the year then ended. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain amounts in previously issued financial statements have been reclassified to conform to current period presentation.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of 2000. Management believes that the Company is in compliance with the requirements of SAB 101, and therefore does not expect the adoption of SAB 101 will have a material effect on the Company's results of operations or on its financial position.

Basic and Diluted Loss Per Share

     Basic loss per share is calculated by dividing net loss applicable to common shareholders by the weighted average shares outstanding during the period. The weighted average number of shares outstanding for the three and nine months ended September 30, 2000 were 10,494,327 and 10,510,654, respectively. The weighted average number of shares outstanding for the three and nine months ended September 30, 1999 were 10,632,769 and 10,639,487, respectively. Basic and diluted loss per share for the three and nine months ended September 30, 2000 and 1999 were calculated based on net loss available to common stock shareholders, which includes a reduction for dividends declared on the redeemable preferred stock in REI held by Citadel amounting to approximately $114,000 per quarter.

     Diluted loss per share is calculated by dividing net loss applicable to common shareholders by the weighted average common shares outstanding, plus the dilutive effect of stock options. At September 30, 2000 and 1999, stock options to purchase 664,940 and 659,940 shares of the Company's common stock and 65,000 and 60,000 shares of the Company's Class A Common Preference Stock were outstanding, respectively. The average exercise prices of the common stock and Class A common preference stock were $6.04 and $6.65 at September 30, 2000, respectively, and $6.20 and $7.20 per share at September 30, 1999, respectively. The Company reported a net loss for the three and nine months period ended September 30, 2000, and thus the options were anti-dilutive.

Note 2 -  Investment in Unconsolidated Affiliates

     The tables below set forth the carrying values of the Consolidated Company's equity investments in unconsolidated affiliates, and the Consolidated Company's share of their earnings or losses, for the periods presented.

                      September 30,        December 31,
                          2000                 1999
     ---------------------------------------------------------------------
                           (dollars in thousands)
     Citadel               $ 13,144                   $ 17,246
     NAC                      8,837                         --
     AFC                      3,409                         --
     NZ JV                    1,060                      2,140
     BRI                         --                         --
     ---------------------------------------------------------------------
                           $ 26,450                   $ 19,386
     ----------------------------------------------------------------------

                     Three Months Ended             Nine months Ended
                        September 30,                  September 30,
                        -------------                  -------------
                     2000          1999             2000         1999
     ---------------------------------------------------------------------
                                  (dollars in thousands)
     Citadel          $(1,131)         $ 292        $(1,449)       $ 4,211
     NAC                 (214)            --           (883)            --
     AFC                   37             --            127             --
     NZ JV                 24            (70)           105              3
     WPG (Note 5)        (131)           (67)          (405)           (90)
     Love Janis            --           (109)            --           (109)
     ---------------------------------------------------------------------
                      $(1,415)         $  46        $(2,505)        $4,015
     ---------------------------------------------------------------------

Citadel Holding Corporation and Subsidiaries ("Citadel")

     Prior to September 2000, the Consolidated Company owned 48.3% of the common stock of Citadel, comprised of 2,567,823 shares of Class A Common Stock and 653,254 shares of Class B Common Stock. In September 2000, Citadel issued its common stock to acquire Off Broadway Theatres, Inc. ("OBI"), diluting the Consolidated Company's ownership interest in Citadel to approximately 32.4%. In accordance with the Securities Exchange Commission's Staff Accounting Bulletin No. 51, the Consolidated Company decreased its additional paid-in capital by approximately $2,306,000, to reflect the dilution in the Company's ownership of Citadel's common stock and decreased minority liability by $347,000 to reflect the Reading minority shareholders' portion of such dilution.

     The Consolidated Company accounts for its investment in Citadel using the equity method. Citadel's assets and liabilities totaled $61,553,000 and $21,576,000, respectively, at September 30, 2000, and the carrying value of the Consolidated Company's investment in Citadel ($13,144,000) approximated the Consolidated Company's underlying equity in Citadel's net assets, adjusted for the Consolidated Company's percentage interest in the $1,998,000 loan receivable from the Company, which is deducted from Citadel's shareholders equity for financial reporting purposes. The closing prices of Citadel's Class A Common Stock and Class B Common Stock on the American Stock Exchange at September 30, 2000 were $3.000 and $3.125 per share, respectively.

National Auto Credit, Inc. ("NAC") & Angelika Film Center LLC ("AFC")

     On April 5, 2000, Reading sold a 50% interest in AFC to NAC in exchange for 8,999,900 shares of NAC common stock and 100 shares of NAC preferred stock. Completion of this transaction (1) gave the Consolidated Company a 25.9% ownership interest in NAC, (2) resulted in a gain of $4,797,000 attributable to the 50% of AFC sold to NAC, approximately $1,242,000 of which was deferred, representing the amount of the gain attributable to the Consolidated Company's ownership percentage of NAC common stock, and (3) required that the accounts of AFC be de-consolidated from those of the Consolidated Company, with the Consolidated Company's remaining 33.3% interest in AFC accounted for by the equity method (Note 9).

     On November 3, 2000, Reading sold 5,277,879 shares of NAC common stock and its 100 shares of NAC preferred stock to NAC, in exchange for a cash payment of $8,469,000. Concurrently, NAC purchased 15,863,360 shares of NAC common stock from Sam Frankino, the controlling shareholder and former Chairman and Chief Executive Officer of NAC and certain of his affiliates, in exchange for cash payments totaling $35,521,000 (which amount includes reimbursement of certain expenses and sundry amounts). Following completion of these concurrent transactions, the Consolidated Company owns 27.3% of the outstanding common stock of NAC. Together with Citadel, which owns 7.75% of NAC common stock at September 30, 2000, the Consolidated Company owned 35.1% of the outstanding common stock of NAC at September 30, 2000.

     AFC's assets and liabilities totaled $11,097,000 and $1,194,000, respectively, at September 30, 2000. The carrying value of the Company's investment in AFC at September 30, 2000 ($3,409,000) approximates the Company's underlying equity in the net assets of AFC.

New Zealand Joint Ventures ("NZ JV")

     Reading New Zealand owns a 50% interest in a joint venture, which in turn owns two theaters and leases a third theater.

Big 4 Ranch, Inc. ("BRI")

     The Consolidated Company owns 3,322,279 shares of the common stock of BRI, representing an ownership interest of approximately 49%. The Consolidated Company accounts for its investment in BRI using the equity method. BRI's net loss for the nine months ended September 30, 2000 totaled approximately ($883,000). The Consolidated Company did not record its share of BRI's loss because the carrying value of its investment in BRI had previously been reduced to zero and the Consolidated Company has no obligation to fund BRI's operating losses.

Note 3 - Property and Equipment

     The table below sets forth the Consolidated Company's investment in property and equipment as of the dates indicated:

                                                            September 30,           December 31,
                                                                2000                    1999
---------------------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
Land                                                               $  2,474                $  3,015

Buildings                                                            14,189                  13,258

Leasehold improvements                                               27,119                  28,138

Equipment                                                            25,776                  24,717

Construction-in-progress                                             15,944                  11,137
---------------------------------------------------------------------------------------------------
                                                                     85,502                  80,265

Accumulated depreciation                                             (8,126)                 (7,108)

Provision for asset impairment                                      (15,516)                (14,656)
---------------------------------------------------------------------------------------------------
                                                                   $ 61,860                $ 58,501
---------------------------------------------------------------------------------------------------

     The carrying amount of land includes land associated with operating theater properties, and excludes land which has yet to be developed, which amounts are included in "Property held for development" in the Condensed Consolidated Balance Sheets.

     During the three months ended September 30, 2000, management determined that Reading was unlikely to proceed with one of its developments located in Australia, because the estimated cost of doing so would be uneconomical. Accordingly, the Consolidated Company reduced its carrying value in this asset to zero at September 30, 2000, recording an impairment charge of $860,000.


Note 4 - Income Taxes

     Craig and Reading file separate consolidated federal and state tax returns. Accordingly, one company's tax benefits from net operating loss and capital loss carryforwards cannot be used to offset the other company's tax liabilities. Income tax expense for the nine months ended September 30, 2000 and September 30, 1999 includes $449,000 and $897,000, respectively, in current provision for federal, state, and foreign income taxes. Included in these amounts are $615,000 and $607,000, respectively, in foreign withholding tax expense which will be paid if certain intercompany loans are repaid.


Note 5 - Assets Held for Sale

     Reading Australia owns a 50% interest in the Whitehorse Property Group and in the unit trust, of which Whitehorse Property Group is the sole trustee (collectively, "WPG"). The ownership is structured as a joint venture with Burstone Victoria Pty Limited ("Burstone") which owns the remaining 50% interest in WPG. WPG owns a shopping center located near Melbourne, Australia.

     Reading Australia paid $1,400,000 for its interest in WPG. In addition, Reading Australia guaranteed a 50% interest in an existing loan in the amount of $6,120,000, incurred by WPG in connection with its purchase of the shopping center ("WPG Loan"), and loaned to the principals of Burstone approximately $1,400,000 to enable these individuals to buy out certain minority interests in Burstone ("Burstone Loan"). The Burstone Loan was due and payable on September 28, 2000 and is guaranteed by Burstone and is secured by the borrower's interest in Burstone and by Burstone's interest in WPG. Reading Australia has also guaranteed certain obligations of WPG to the City of Whitehorse, the owner of the land underlying the shopping center, currently estimated at approximately $621,000 ("WPG City Claims").

     In early 2000, WPG determined to sell its shopping center and commenced marketing the property for sale during the second quarter of 2000. Based upon then estimates of the potential proceeds which could be expected from a sale of the shopping center, and WPG's investment in the property, the Consolidated Company wrote down its investment in WPG by approximately $1,725,000 during the three months ended June 30, 2000. WPG has not yet been successful in selling the shopping center, in part due to the refusal of Burstone to agree to sell at the price currently being offered by a prospective qualified purchaser, and on September 28, 2000 was unable to repay the WPG Loan when the same became due.
In light of the position taken by Burstone, the Consolidated Company has (1) commenced an action to recover the Burstone Loan; (2) entered into direct negotiations with WPG's bank lender concerning the payment and/or purchase of the WPG Loan, and (3) entered into negotiations to sell the shopping center to a potential purchaser (subject to the satisfactory completion of due diligence by that potential purchaser, and the procurement by Reading Australia of its right to sell the shopping center over any ongoing objections by Burstone). Based upon the contracted sales price for the shopping center, and taking into account the obligations of WPG under the WPG Loan and the WPG City Claims, management determined that the Consolidated Company's remaining investment in WPG would not be recoverable. Accordingly, the Consolidated Company reduced its investment in WPG to zero as of September 30, 2000, recording a charge of $343,000 during the three months ended September 30, 2000.

     WPG's net losses for the three and nine months ended September 30, 2000 totaled approximately ($131,000) and ($405,000), respectively. Reading recognized 100% of such losses because it effectively holds 100% of WPG due to its security interest in the WPG interest owned by Burstone and in the shares of Burstone owned by the borrowers under the Burstone Loan. These losses have been included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2000 as "Equity in (losses) earnings of affiliates". WPG's assets and liabilities totaled approximately $16,909,000 and $13,144,000, respectively, at September 30, 2000.


Note 6 - Commitments and Contingencies

Property Development and Operations

     At September 30, 2000, the Consolidated Company's more significant firm commitments and contractual obligations included (1) funding commitments over the next 12 months, totaling $7,635,000, in connection with the development of various cinema-based properties in Australia; (2) three separate bank loans that, by their current terms, are due and payable in full within 12 months of September 30, 2000 (the Consolidated Company currently maintains separate bank facilities for each of Australia, New Zealand, and Puerto Rico); (3) potential liability under its guarantee of the WPG loan and under the guarantee of the WPG City Claims (see also Note 5); (4) the potential redemption during a ninety-day period commencing October 15, 2001, of Reading's Series A Voting Preferred Stock, which has a stated value of $7,000,000, is held by Citadel and was one dividend payment in arrears at September 30, 2000; and (5) accumulated dividends of $6,256,000, covering a period of seven calendar quarters through September 30, 2000, with respect to Reading's Series B Voting Preferred Stock held by the Company.

     On November 3, 2000, NAC repurchased a portion of Reading's investment in NAC common stock for cash of $8,469,000, which substantially increased the Consolidated Company's cash and equivalents (see also Notes 2 and 11).

     The Consolidated Company intends to satisfy its near term commitments and obligations by (1) commencing negotiations with two of its bank lenders for extensions of the maturity dates in connection with existing borrowings, with unpaid principal totaling $10,476,000 at September 30, 2000, though no assurances can be given that such negotiations will prove successful; (2) repaying from its available cash resources the remainder of the outstanding balance of its other bank loan, with unpaid principal of $1,200,000 at September 30, 2000; and (3) obtaining from an existing credit facility the funds necessary to complete Reading's largest development in Australia (which amount is included in the aggregate funding commitments described above).

     With respect to Reading's Series A Voting Preferred Stock held by Citadel, the Consolidated Company intends to commence discussion over the coming months with Citadel to explore its options with respect to Citadel's repurchase option, though no assurance can be given that such discussion will result in an extension or deferral of Citadel's repurchase option. In addition, the Consolidated Company may determine to permit quarterly dividend payments on its Reading Series A Voting Preferred Stock to accumulate for some period of time in order to preserve cash. With respect to the Series B Voting Preferred Stock held by the Company, the Consolidated Company generally intends to allow dividends thereon to accumulate indefinitely.

     In addition to the foregoing, the Consolidated Company owns several undeveloped land parcels located in Australia. As part of its normal planning process, management will assess whether such properties can be economically developed, or whether one or more of these properties should be marketed for sale to third parties. At present, the Consolidated Company has no plan to market for sale any of these properties.

     The year ending December 31, 2001 will be the first full year in which the Consolidated Company's cinema business will reach substantially stabilized operations. Exclusive of the costs associated with holding undeveloped land or potentially developing one or more currently undeveloped properties, management currently believes that its cinema operations will become cash flow positive by the end of 2001.

Angelika Dallas

     Reading sold its lease and development rights to the Angelika Dallas project to Citadel in September 2000 for $356,000, which approximates the costs incurred by Reading to that date. The Consolidated Company has agreed that, in the event the Angelika Dallas' EBITDA during the last twelve of the first twenty-four months following the opening of the theater is less than that amount producing a 20% theater level return on Citadel's investment in the theater, then the Consolidated Company will reimburse to Citadel that amount of Citadel's investment necessary to produce such a 20% return for the twelve-month period; provided that, subject to certain exceptions, Citadel's investment in the theater does not exceed $2,300,000 (see also Note 10).

Legal Claims

     The City of Philadelphia (the "City") has asserted that the Reading's North Viaduct property requires environmental decontamination and that Reading's share of any such remediation cost would aggregate approximately $3,500,000. The Consolidated Company is in discussions with the City involving a possible conveyance of the property and believes that recorded reserves related to the North Viaduct will be sufficient to cover the Consolidated Company's share of the final remediation costs.

     On November 3, 2000, the Consolidated Company settled, without liability, all claims against it alleged in a certain lawsuit entitled Sam J. Frankino V.
                                                            ------------------
David L. Huber, et al. C.A. No. 17984 brought by Sam J. Frankino in the Court of
-------------------------------------
Chancery of the State of Delaware. Incident to the settlement, the Consolidated Company entered into a Stock Purchase and Standstill Agreement with Citadel and NAC, pursuant to which, among other things, NAC repurchased 5,277,879 shares of NAC common stock and 100 shares of NAC preferred stock from the Consolidated Company for an aggregate purchase price of $8,469,000. The remaining provisions of the Stock Purchase and Standstill Agreement are discussed in greater detail in Note 11.

Tax Audit

     Reading's 1996 tax return is under review by the Internal Revenue Service (the "Service"). While Reading believes its reporting position in such period to be reasonable and the Service has not alleged any deficiencies, no assurances can be made that Reading's tax reporting position will be upheld.


Note 7 - Other Comprehensive Loss

     The table below sets forth the Consolidated Company's comprehensive (loss) income (the Consolidated Company's net loss plus the effect of the foreign currency translation adjustments) for the periods shown.

                                               Three Months Ended                    Nine Months Ended
                                                 September 30,                         September 30,
                                                 -------------                         -------------
                                              2000           1999                   2000             1999
-------------------------------------------------------------------------------------------------------------
                                                               (dollars in thousands)
Net loss                                     $(2,909)           $(1,347)          $ (5,833)           $(1,011)
Other comprehensive (loss) income             (6,587)            (1,287)           (13,716)             1,749
-------------------------------------------------------------------------------------------------------------
Comprehensive (loss) income                  $(9,496)           $(2,634)          $(19,549)           $   738
-------------------------------------------------------------------------------------------------------------

Note 8 - Parent Company Condensed Financial Statements

     As described in Note 1, the accompanying consolidated financial statements include the accounts of Craig and its majority owned subsidiaries. Craig and Reading are separate public companies and each entity's capital resources and liquidity is legally independent of the other and any intercompany loans or receivables would require approval of each separate company's Board of Directors.

     The tables below set forth condensed financial information for Craig and its wholly owned subsidiaries for the periods indicated (dollars in thousands).

                                                            September 30,            December 31,

Condensed Balance Sheets                                         2000                    1999
-------------------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                   $      36                $  1,801
Other current assets                                              944                     743
-------------------------------------------------------------------------------------------------------

     Total current assets                                         980                   2,544
Investment in Common Stock of Reading                          34,254                  49,040
Investment in Preferred Stock of Reading                       55,000                  55,000
Investment in Citadel                                           4,221                   6,288
Property and equipment, net                                       657                     689
Other assets                                                       63                     117
Excess of cost over net assets acquired                         1,033                   1,065
-------------------------------------------------------------------------------------------------------
     Total assets                                           $  96,208                $114,743
-------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                       $     275                $    493
Note payable to Citadel, current                                1,998                   1,998
Deferred tax liabilities                                       30,410                  30,410
Stockholders' equity                                           63,525                  81,842
-------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity             $  96,208                $114,743
-------------------------------------------------------------------------------------------------------


                                                     Three Months Ended            Nine Months Ended
                                                       September 30,                 September 30,
                                                       -------------                 -------------
Condensed Statements of Operations                  2000           1999            2000          1999
-------------------------------------------------------------------------------------------------------
                                                                 (dollars in thousands)
Revenues
     Loss from Reading investment                    $(2,256)       $  (891)       $(4,425)       $(1,231)
     (Loss) earnings from Citadel investment            (531)           105           (644)         1,460
     Interest income                                       1             29             27            107
---------------------------------------------------------------------------------------------------------
                                                      (2,786)          (757)        (5,042)           336
---------------------------------------------------------------------------------------------------------
Expenses
     General and administrative expense                 (493)          (364)        (1,165)        (1,185)
     Depreciation and amortization                       (48)           (40)          (138)          (126)
     Interest expense                                    (49)           (76)          (182)          (154)
---------------------------------------------------------------------------------------------------------
                                                        (590)          (480)        (1,485)        (1,465)
---------------------------------------------------------------------------------------------------------
Loss before income taxes                              (3,376)        (1,237)        (6,527)        (1,129)
Income taxes                                             418           (224)           418           (224)
---------------------------------------------------------------------------------------------------------
Net loss                                             $(2,958)       $(1,461)       $(6,109)       $(1,353)
---------------------------------------------------------------------------------------------------------

                                                                            Nine Months Ended
                                                                              September 30,
                                                                              -------------
Condensed Statements of Cash Flows                                         2000          1999
-------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
Operating Activities
Net loss                                                             $(6,109)             $(1,353)
Adjustments to reconcile net earnings to net cash
 provided by (used in) operating activities:
    Depreciation and amortization                                        138                   --
    Equity loss in affiliates                                          5,069                   --
    Undistributed borrowings of equity affiliates                         --                 (229)
    Increase in affiliate receivables                                   (188)                  --
    Other                                                               (208)                 281
-------------------------------------------------------------------------------------------------
Net cash provided by used in operating activities                     (1,298)              (1,301)
-------------------------------------------------------------------------------------------------

Investing Activities
  Acquisition of Citadel stock                                           (31)                   -
  Acquisition of G&L Common Stock                                         --                 (361)
  Acquisition of property from G&L                                        --               (1,600)
  Purchase of equipment                                                  (42)                 (63)
-------------------------------------------------------------------------------------------------
Net cash used in investing activities                                    (73)              (2,024)
-------------------------------------------------------------------------------------------------

Financing Activities
  Repurchase of common stock                                            (394)                (551)

Net cash used in financing activities                                   (394)                (551)

Decrease in cash and cash equivalents                                 (1,765)              (3,876)
Cash and cash equivalents at beginning of period                       1,801                4,721
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                           $    36              $   845
-------------------------------------------------------------------------------------------------


Note 9 - Sale of Angelika Interest

     On April 5, 2000, the Consolidated Company sold a 50% interest in AFC to NAC, which resulted in the reduction of its ownership interest in AFC to 33.3%. AFC is the owner of the Angelika Film Center & Cafe, located in the Soho district of Manhattan. The 50% membership interest ("Angelika Interest") in AFC was conveyed in exchange for 8,999,900 shares of the common stock of NAC, representing approximately 25.9% of the outstanding common stock of NAC (calculated after the issuance of such shares), and 100 shares of the Series A Preferred Stock of NAC, representing 100% of such class ("Angelika Transaction"). The Series A Preferred Stock has a liquidation preference of $1.50 per share, is convertible into the common stock of NAC on a share for shares basis, is entitled to a dividend preference equal to any dividends declared on the NAC common stock (determined on a per share basis), and enjoys certain special voting rights. As a consequence of that transfer, (1) AFC is now owned 50% by NAC, 33.3% by Reading and 16.7% by Citadel, and (2) Reading and its affiliates own approximately 29% of the outstanding common stock of NAC. NAC Common Stock closed on September 30, 2000 at $0.75 per share.

     Reading had a financial statement basis of approximately $4,923,000 in the Angelika Interest. The sales price was determined to be approximately $9,720,000 for financial reporting purposes, which was calculated using $1.08 per common stock share, the average per share price of NAC common stock for the ten trading days prior to April 5, 2000, and the $1.50 per preferred stock share as specified in the sales agreement. In the contract setting forth the terms and conditions of the Angelika Transaction, however, the parties valued the Angelika Interest and the shares issued in the transaction at $13.5 million (or $1.50 per share), and this valuation has been adopted by the parties for tax purposes. The sale of the Angelika Interest to NAC resulted in an accounting gain of approximately $4,797,000, of which approximately $1,242,000, or 25.9%, was deferred to represent the Consolidated Company's 25.9% equity interest in NAC. The deferred gain is included in the Consolidated Balance Sheet at September 30, 2000 in other long-term liabilities.

     On November 3, 2000, the Consolidated Company sold to NAC 5,277,879 shares of the NAC common stock and all 100 shares of the NAC preferred stock issued to it in the Angelika Transaction for $8,469,000 (or $1.50 per share plus a time value of money factor of 12% per annum calculated from April 5, 2000). As a result of this repurchase, and certain other repurchases closed simultaneously with the repurchase described above, the Consolidated Company now owns approximately 27% of the outstanding NAC common stock.

     As a result of its sale of the Angelika Interest, the Consolidated Company's ownership of AFC was reduced to 33.3%, which required that the Consolidated Company's remaining investment in AFC be accounted for by the equity method of accounting from the date of disposition. Prior to the disposition date, the Consolidated Company consolidated AFC. The deconsolidation of AFC in April 2000 resulted in a decrease to the Consolidated Balance Sheet captions as follows (dollars in thousands):


Cash                                            $  (636)
Other assets                                       (192)
Property, plant and equipment                      (695)
Cost in excess of net assets acquired            (9,840)
Liabilities                                      (1,240)
Minority liability                               (1,670)

     The Consolidated Statements of Operations include the consolidated results of AFC prior to the Consolidated Company's sale of the Angelika Interest, as follows:

                                               Three months ended                  Nine months ended
                                                 September 30,                       September 30,
                                              2000            1999                2000            1999
-----------------------------------------------------------------------------------------------------------------
                                                                (dollars in thousands)
Theater revenues                     $        --           $ 2,365            $  1,506         $ 5,850
Theater costs                                 --            (1,419)             (1,068)         (3,691)
Depreciation/amortization                     --              (172)               (183)           (515)
General and administrative                    --              (149)                (41)           (314)
-----------------------------------------------------------------------------------------------------------------
   Income from operations                     --               625                 214           1,330
Minority interest and tax                     --              (126)                (52)           (268)
-----------------------------------------------------------------------------------------------------------------
 Net earnings                        $        --           $   499            $    162         $ 1,062
-----------------------------------------------------------------------------------------------------------------

     NAC is a publicly traded company whose shares are traded in the over-the-counter market. Historically, NAC has been in the business of originating, purchasing and servicing sub-prime loans secured by second hand automobiles. However, in recent periods, NAC has sold substantially all of its inventory of loans, substantially reduced its work force and, in essence, reduced its assets to cash and its interest in AFC. The Consolidated Company is advised by NAC that it is considering investments in several industries, one of them being domestic theater exhibition, and that the acquisition of the AFC interest constituted a possible first step in what may be a substantially larger commitment to that industry. During the six months ended June 30, 2000, the Consolidated Company received $500,000 from NAC for an option that has since expired unexercised. Accordingly, for the nine months ended September 30, 2000, the Consolidated Company recorded the $500,000 as other income.


Note 10 - Sale of Theater and Live Theater Assets

     Consistent with the Consolidated Company's decision to limit its activities domestically, and to focus instead on the development of its opportunities in Australia and New Zealand, the Consolidated Company consummated a number of transactions during the nine months ended September 30, 2000, as described below.

     Sutton Hill Transaction   In December 1998, Reading entered into an
     -----------------------
     agreement in principal ("Reading Agreement in Principal") with James J. Cotter and Michael R. Forman providing for a series of transactions which contemplated Reading's leasing or acquiring various cinemas and live theatre properties held by entities owned by Messrs. Cotter and Forman. In connection with the execution and delivery of the Reading Agreement in Principal, Reading made a $1,000,000 deposit.

     In May 2000, Reading, Citadel, and Messrs. Cotter and Forman entered into an agreement ("Citadel Agreement"), in which Reading assigned its rights and Citadel assumed Reading's obligations under the Reading Agreement in Principal, subject to certain modifications agreed to by Messrs. Cotter and
     Forman.   Under that assignment, Citadel reimbursed Reading for the
     $1,000,000 deposit. The transactions contemplated by the Reading Agreement in Principal, as modified pursuant to negotiations between Citadel and Messrs. Cotter and Forman, was closed on September 1, 2000, and Reading has no further obligations or liabilities under the Reading Agreement in Principal.

     The Royal George Theatre Complex Transaction   In February 1999, Reading
     --------------------------------------------
     acquired the Royal George Theatre Complex, located in Chicago, for $3,000,000. On September 22, 2000, Reading transferred to Citadel its interest in Royal George Theatre LLC ("RGT"), the limited liability company formed by Reading to acquire and operate the Royal George Theatre complex, for $3,000,000, less an amount equal to the sum of (1) the long-term liabilities of RGT and (2) the difference between the short-term assets and liabilities of RGT. Reading realized net proceeds of $1,708,000 from the sale of its interest in RGT.

     The Angelika Film Center & Cafe Dallas Transaction   In 1999, Reading
     --------------------------------------------------
     entered into a lease of a to-be-constructed theatre in Dallas, known as the Angelika Film Center and Cafe Dallas ("Angelika-Dallas"). On September 22, 2000, Reading assigned that lease to Citadel. In consideration of the assignment of the lease, Citadel paid to Reading approximately $356,000 in reimbursement of its costs incurred to date in acquiring the leasehold and fitting out the theater, and assumed Reading's obligations under the lease and under various agreements relating to the fitting out of the theater. Reading has agreed that, in the event the theater's EBITDA during the last twelve of the first twenty-four months following the opening of the theater is less than that amount producing a 20% theater level return on Citadel's investment in the theater, then Reading will reimburse to Citadel that amount of Citadel's investment necessary to produce such a 20% return for the twelve-months period; provided that, subject to certain exceptions, Citadel's investment in the theater does not exceed $2,300,000.


Note 11 - Subsequent Event

     On November 3, 2000 the Consolidated Company, together with Citadel, entered into a stock purchase and standstill agreement (the "Standstill Agreement") with NAC. NAC is a public company, whose shares are traded in the OTC market under the symbol NAKD. The Standstill Agreement grows out of the settlement of a lawsuit brought by NAC against Mr. Sam Frankino ("Frankino") the former Chairman, Chief Executive Officer and controlling stockholder of NAC, and certain cross claims brought by Frankino against Reading, certain directors of NAC, and the financial advisor to NAC ("Frankino Litigation").

     Prior to the closing of the transactions contemplated by the Standstill Agreement, the Consolidated Company owned 8,999,900 shares of NAC common stock, par value $0.05, and 100 shares representing the entire convertible preferred stock issued, par value $0.05, of NAC ("NAC Preferred Stock"). Citadel owned 1,055,100 shares of the NAC common stock and Frankino and certain of his affiliates (collectively, the "Frankino Parties") owned 15,863,360 shares of the NAC common stock. These holdings represented approximately 26%, 3%, and 46%,
respectively, of the equity of NAC.   The NAC common stock and NAC Preferred
Stock held by the Consolidated Company was acquired directly from NAC in consideration of the transfer from the Company to NAC of the Angelika Interest.

     As a consequence of the closing of the transactions provided for or contemplated by the Standstill Agreement,

  . NAC repurchased all of the NAC common stock held by the Frankino Parties ("Frankino Shares") for $35,520,522, and 5,277,879 of the shares of NAC common stock and all 100 shares of the NAC Preferred Stock held by the Company for $8,468,770.

  .  The Frankino Litigation was dismissed with prejudice, and

  . The Consolidated Company and Citadel (collectively referred to in the Standstill Agreement as the "Stockholders"), have agreed to certain limitations and restrictions on their rights as stockholders of NAC, in consideration of contractual assurances that (1) the Stockholders will, at their election, have representation upon the NAC Board of Directors, (2) that related party transactions will be subject to approval by the disinterested members of the NAC Board of Directors and (3) that certain material transactions will be subject to the approval of the stockholders generally of NAC.

     The Standstill Agreement, subject to earlier termination under certain circumstances, continues through and including August 31, 2003, and provides for the following:

  .  Representation on the NAC Board of Directors  The Stockholders will be
     --------------------------------------------
     entitled to two nominees on the NAC Board of Directors ("Stockholder Nominees").

  .  Election of Directors  In connection with the election of directors, the
     ---------------------
     Stockholders will vote their shares in the same manner and in the same proportion as the shares by all stockholders of the Company other than the Stockholders are voted in connection with such election. The Stockholders will not solicit proxies with respect to any such election, and will not seek to change the composition of the Board of Directors.

  .  Restrictions on Acquisition and Transfer The Stockholders will not increase
     ----------------------------------------
     their holdings in NAC Common Stock beyond 33%, calculated on a fully diluted basis, other than pursuant to a tender offer for all of the outstanding NAC common stock, made on an any and all basis. Also, the Stockholders will not transfer their NAC common stock except as specified in the Standstill Agreement. These transfer provisions were specified by NAC, generally speaking, to prevent a transfer which would cause a change of control of NAC, except in case of a transfer in response to a tender offer.

  .  Restrictions on Solicitation of Proxies  Through and including August 31,
     ---------------------------------------
     2001, the Stockholders will not solicit proxies with respect to any proposal brought before the stockholders of NAC.

  .  Certain NAC Covenants   (1) that until such time as the NAC Board of
     ---------------------
     Directors has prepared, adopted and publicly disclosed a five-year business plan, NAC will not make any material acquisition or issue any material amount of securities; (2) NAC will comply with the stockholder approval requirements imposed upon companies listed on the NASDAQ/NMS with respect to transactions involving the issuance of securities, and will, in addition, put to a vote of the stockholders of NAC any transaction pursuant to which any person is to acquire more than 33% of the NAC's assets; and
     (3) all related party transactions will be subject to the review and approval of the disinterested directors.

  .  Termination The Standstill Agreement can be terminated by (1) mutual
     -----------
     written agreement, or (2) by either party (i) in the event of permanent injunction prohibiting the transactions contemplated by the Standstill Agreement, (ii) by vote of a majority of the outstanding shares (calculated without reference to any shares held by the Stockholders), (iii) by vote of a majority of the independent directors of the Board of Directors of NAC to terminate the Standstill Agreement, (iv) in the event of a third party tender offer for more than 15% of the NAC Common Stock, or (v) in the event the NAC Board of Directors propose a Change of Control Transaction (as defined in the Standstill Agreement), or (vi) by the Stockholders, in the event NAC fails to appoint or to continue the Stockholder Nominees as directors of NAC. In the event of termination under clauses (b)(iii) or
     (b)(v), above, the NAC Covenants discussed immediately above, will survive such termination until immediately following the first annual meeting of stockholders held more than 120 days after such termination, and in the event of termination under clause (b)(v) above, NAC covenants described in subclauses (2) and (3) above and the provision for proportional voting with respect to the election of directors will likewise continue until immediately following such annual meeting of stockholders. The Standstill Agreement automatically terminates in the event that the ownership interests of the Stockholders in NAC should fall below 10% or exceed 90% of the outstanding NAC Common Stock.

     The parties have agreed in the Standstill Agreement, however, that the limitations set out in the second and fourth bullets above, are not to be construed to prevent any of the Stockholders from communicating with any other holder or holders of NAC common stock, including, without limitation, the expression of the opinion of the Stockholders with respect to any third party solicitation of proxies, provided that such Stockholder does not (1) provide to any holder of NAC common stock a proxy or other authorization permitting the Stockholder or its designee to vote any NAC common stock on such holder's behalf or (2) accept from any holder of NAC common stock, a proxy or other authorization permitting the Stockholder or its designee to vote any NAC common stock on such holder's behalf.

     The Standstill Agreement is attached as Exhibit 10.30 to the Consolidated Company's Report on Form 10Q for the period ended September 30, 2000. The above description is necessarily summary in nature, and is qualified by reference to the Standstill Agreement as set forth in that exhibit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Craig Corporation (Craig and collectively with its wholly owned subsidiaries, the "Company") is in the business of identifying, acquiring, owning and strategically managing controlling interests in other operating companies. At September 30, 2000, the Company held (1) common stock of Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries, "Reading") and REI Series B Preferred Stock representing approximately 78% of the voting power of that company; (2) 876,885 and 230,521 shares of Class A Non-voting Common Stock and Class B Voting Common Stock representing approximately 11.0% and 11.6% of such classes of common stock of Citadel Holding Corporation ("CHC" and collectively with its wholly-owned subsidiaries, "Citadel"), respectively; and (3) 1,107,406, representing approximately 16.4% of the common stock of Big 4 Ranch, Inc. ("BRI"). As used herein, the term the "Consolidated Company" is used to describe, for accounting purposes, the Company reporting, on a consolidated basis, its ownership interest in Reading. The Consolidated Company currently owns approximately 33% of the common stock of Citadel, approximately 50% of the common stock of BRI, and approximately 35% of the common stock of National Auto Credit, Inc. ("NAC").

     During the past several years, the Consolidated Company has been actively engaged in the construction of state-of-the art multiplexes, principally located in Australia. Certain of the Consolidated Company's properties also include a non-cinema retail component. Though certain Australia-based cinemas commenced operation prior to 1999, a substantial majority of the Company's current Australia-based cinemas have been in operation for less than two years. The table below summarizes the number of cinema screens in operation as of each of the dates indicated.

                         Australia/
                         New Zealand      Puerto Rico       Domestic           Total
-----------------------------------------------------------------------------------------
December 31, 1998             30               44               22               96
September 30, 1999            31               44               42              117
December 31, 1999             76               56               42              174
September 30, 2000            81               56               34              171

     In the preceding table, (1) the increase in the number of cinema screens in Australia and New Zealand is wholly comprised of newly-constructed multiplexes;
(2) the increase in the number of cinema screens in Puerto Rico is represented by a newly-constructed, 12-screen multiplex that opened in December 1999; (3) the increase in the number of domestic screens during 1999 resulted from a newly-constructed, 12-screen multiplex and an existing 8-screen cinema; and (4) the decrease in the number of domestic screens during 2000 resulted from closure of the 8-screen cinema acquired during 1999. AFC, with 6 screens, is included for all periods.

     In addition to the growth in the number of screens in operation, Reading sold the Royal George Theater to Citadel in September 2000. The Royal George Theatre was originally acquired by Reading in February 1999. Further, Reading sold the Angelika Interest to NAC in April 2000, requiring that the results of AFC be subsequently de-consolidated from Reading's accounts. For these reasons, comparison of the Consolidated Company's results between periods may prove difficult.

Results of Operations

     The tables and narrative which follow set forth and discuss the results of operations for the three and nine months ended September 30, 2000 and 1999. In the tables below, (1) theater revenues consist of admissions, concessions, and advertising; (2) theater expenses consist of the costs directly attributable to the operation of each complex (including employee-related, occupancy and operating costs, and depreciation); and (3) general and administrative expenses include all other costs attendant to the operation and management of the Consolidated Company's affairs. The revenues and expenses generated by the Consolidated Company's Australian and New Zealand operations have been translated at the average exchange rates for each period presented (dollars in thousands)

                                        AUS/NZ      CineVista      Domestic
                                       Theaters      Theaters      Theaters     Corporate       Total
                                    ----------------------------------------------------------------------
Three Months Ended September 30
-----------------------------------
2000
=====================================================================================================================
Revenues                                      $ 3,979         $ 4,520         $ 2,190         $   159         $10,848
Expenses                                       (3,549)         (3,966)         (2,288)             (8)         (9,811)
General & administrative expenses              (1,493)           (341)            (53)         (1,716)         (3,603)

Loss from operations before asset              (1,063)            213            (151)         (1,565)         (2,566)
 impairment charge
Asset impairment charge                        (1,508)             --              --              --          (1,508)
---------------------------------------------------------------------------------------------------------------------
Loss from operations                          $(2,571)        $   213         $  (151)        $(1,565)        $(4,074)
---------------------------------------------------------------------------------------------------------------------

1999
=====================================================================================================================
Revenues                                      $ 2,277         $ 3,828         $ 5,033         $   265         $11,403
Expenses                                       (2,147)         (3,277)         (4,199)            (32)         (9,655)
General & administrative expenses              (1,195)           (255)           (204)         (1,940)         (3,594)
---------------------------------------------------------------------------------------------------------------------
(Loss) income from operations before           (1,065)            296             630          (1,707)         (1,846)
 asset impairment charge
Asset impairment charge                            --            (335)             --              --            (335)
---------------------------------------------------------------------------------------------------------------------
(Loss)  income from operations                $(1,065)        $   (39)        $   630         $(1,707)        $(2,181)
---------------------------------------------------------------------------------------------------------------------

Nine Months Ended September 30
--------------------------------------
2000
=====================================================================================================================
Revenues                                     $ 13,145        $ 11,640        $  7,698         $   547        $ 33,030
Expenses                                      (11,827)        (10,748)         (7,851)           (116)        (30,542)
General & administrative expenses              (3,657)           (719)           (187)         (4,936)         (9,499)
---------------------------------------------------------------------------------------------------------------------
Loss from operations before asset              (2,339)            173            (340)         (4,505)         (7,011)
 impairment charge
Asset impairment charge                        (3,233)             --              --              --          (3,233)
---------------------------------------------------------------------------------------------------------------------
Loss from operations                         $ (5,572)       $    173        $   (340)        $(4,505)       $(10,244)
---------------------------------------------------------------------------------------------------------------------

1999
=====================================================================================================================
Revenues                                     $  6,211        $  9,874        $ 11,716         $   395        $ 28,196
Expenses                                       (5,584)         (9,245)        (10,085)            (99)        (25,013)
General & administrative expenses              (3,017)           (678)           (444)         (5,610)         (9,749)
---------------------------------------------------------------------------------------------------------------------
(Loss) income from operations before           (2,390)            (49)          1,187          (5,314)         (6,566)
 asset impairment charge
Asset impairment charge                            --            (335)             --              --            (335)
---------------------------------------------------------------------------------------------------------------------
(Loss) income from operations                $ (2,390)       $   (384)       $  1,187         $(5,314)       $ (6,901)
---------------------------------------------------------------------------------------------------------------------

Industry Overview

     The cinema exhibition business as a whole has experienced a noticeable decline in admissions and gross revenues during 2000 as compared with 1999, the first such decline in many years. The decline in admissions has been generally attributed by exhibitors and by distributors to the inconsistent quality of wide-release films and the absence of highly successful independent films. As a result, an unusually high percentage of films have experienced truncated theatrical runs, which has adversely impacted the margins available to exhibitors. Further, the number of cinema screens in operation in the United States and in Australia continued to increase during 2000, as they have during each of the past several years, reducing per screen revenues for exhibitors. These dual influences have resulted in an increase in the percentage of revenues absorbed by film rentals due distributors (since film rentals are generally higher, as a percentage of box office revenues, during the initial period of theatrical release) and a narrowing of the coverage afforded exhibitors' fixed costs.

Theater Revenues and Expenses

     The growth in theater revenues and expenses generated from the CineVista and Australia/New Zealand operations generally resulted from an increase in the number of screens in operation during the 2000 periods as compared with the same periods during 1999. The decline in theater revenues and expenses generated from the Consolidated Company's domestic theaters resulted from the de-consolidation of AFC after April 5, 2000 and the closure of one location with 8 screens in June 2000.

General and Administrative Expenses

     The items below represent the more significant contributors to changes in general and administrative expenses between the 2000 and 1999 periods:

  . The opening of 50 additional screens in Australia/New Zealand since September 30, 1999 has increased the needed level of infrastructure support and its cost.

  . During the three months ended September 30, 2000, the Consolidated Company commenced litigation in Puerto Rico against its principal competitor and against other parties, the costs of which caused legal expenses to rise during the 2000 periods as compared with the 1999 periods.

  . During the first nine months of 2000, the Consolidated Company closed its Philadelphia office, and established Los Angeles as the Company's new corporate headquarters. Cost savings resulting from the closure began to appear during the three months ended September 30, 2000.

  . During each period presented, the Consolidated Company incurred substantial costs in connection with various potential and realized transactions. The dollar amounts of such costs in 1999 was higher than such costs incurred during the 2000 periods, primarily due to unconsummated transactions involving one or more of the Consolidated Company's affiliates.

Asset Impairment Charges

     During the third and fourth quarters of 1999, the Consolidated Company determined that its investment in the CineVista Theaters had been permanently impaired. Accordingly, cumulative write-downs of $17,319,000 were recorded, with $335,000 of such amount recorded during the three months ended September 30, 1999. The Consolidated Company did not write down the full impairment charge of $14,022,000 recorded by Reading in the three months ended September 30, 1999, because it had previously written down this investment as part of transactions recorded in 1996.

     During 2000, the Consolidated Company determined that its equity investment in WPG, an Australian joint venture, and its related note receivable from its joint venture partner, were not recoverable from the proceeds which could reasonably be expected from the intended disposition of the property by the joint venture. Accordingly, the Consolidated Company reduced the carrying value of its aggregate investment by $342,000 and $2,067,000, respectively, during the three and nine months ended September 30, 2000. At September 30, 2000, the carrying value of the Consolidated Company's investment had been reduced to zero.

     During the three months ended September 30, 2000, the Consolidated Company determined that it would not proceed with development of one project in Australia. Based upon this decision, management determined that the Consolidated Company's investment in this project was not recoverable and, accordingly, wrote off the Consolidated Company's investment of $1,142,000, reducing the Consolidated Company's investment to zero.

Non-recurring and Other Items

     During the three months ended September 30, 2000, the Consolidated Company sold a land parcel located in the Philadelphia area in an all-cash transaction, recording a gain of $1,221,000.

     During the three months ended June 30, 2000, the Consolidated Company sold the Angelika Interest to NAC, recording a net gain of $3,555,000. An additional gain arising from this transaction of $1,242,000 was deferred.

     Interest and dividend income declined substantially in each of the 2000 periods as compared with the same periods during 1999, primarily due a significant decline in the Consolidated Company's liquidity.

     The Consolidated Company's share of the results of its unconsolidated affiliates produced sizable losses for each of the 2000 periods, as compared with far superior results recorded during the same periods in 1999. The adverse change resulted primarily from (1) losses at Citadel during each of the 2000 periods, which reflected (a) write downs in connection with Citadel's investment in various agricultural partnerships, and (b) a negative margin produced by Citadel's theater operations; (2) losses at NAC, which the Consolidated Company began accounting for under the equity method in April 2000; and (3) losses in connection with WPG, an Australian joint venture, and with respect to which the Consolidated Company wrote down its entire remaining investment during the three months ended September 30, 2000 (see above).

     Other income includes insurance settlement proceeds of approximately $949,000 received by CineVista in the third quarter of 2000, and a fee of $500,000 previously paid by NAC to the Consolidated Company for a now-expired option.

Business Plan, Capital Resources and Liquidity

     Since December 31, 1998, the Consolidated Company's cash and cash equivalents have decreased from approximately $63,000,000, to approximately $15,000,000 at December 31, 1999, and to approximately $3,500,000 at September 30, 2000. During this period the Consolidated Company has utilized its available liquidity to (1) acquire land in Australia and New Zealand for the purpose of constructing state-of-the-art cinemas, or entertainment centers, thereon; (2) fit out newly-constructed cinema space in Australia, with respect to which the Consolidated Company is a tenant under long-term leases; and (3) construct state-of-the-art cinemas on leased land in the United States (one location) and in Puerto Rico (one location). As a result of these investments, since 1998 the Consolidated Company has added 50 theater screens in Australia and New Zealand (5 locations), 12 theater screens in Puerto Rico (one location), and 12 theater screens in the United States (one location). Each of the complexes completed and opened since 1998 has been financed solely with the Consolidated Company's liquidity, except for one project located in Australia and one in Puerto Rico, with respect to which the costs of construction were financed with bank borrowings. In addition to its investments in now-operating cinemas, at September 30, 2000, the Consolidated Company had a recorded investment of $26,200,000 (at current exchange rates) in various land parcels, located in Australia and New Zealand, each of which is intended for future development. Each of these investments in undeveloped land has been financed with Consolidated Company's liquidity.

     As further described in Note 6, the Consolidated Company has various commitments which, in the aggregate, exceed its current liquidity, or its current liquidity adjusted for operating cash flows expected to be generated during the next 12 months. However, in November 2000, the Consolidated Company received $8,469,000 in cash from its sale of a portion of its investment in NAC common stock to NAC. In addition to this cash infusion, management is actively negotiating with its Australian bank lender for an extension of that loan's maturity date, which currently is due during the fourth quarter of 2000. Though no assurances can be given that management will be successful in obtaining the requested extension of the loan's maturity date, management has received preliminary indications from its bank lender that an extension is likely to be granted.

     With respect to the Series A Voting Preferred Stock held by Citadel, the Consolidated Company intends to commence discussions over the coming months with Citadel, to explore its options with respect to Citadel's repurchase option, though no assurance can be given that these discussions will result in an extension or deferral of Citadel's repurchase option. With respect to the Series B Voting Preferred Stock held by the Company, the Consolidated Company intends generally to allow dividends thereon to accumulate indefinitely.

     In addition to the foregoing, the Consolidated Company owns several land parcels located in Australia which have yet to be developed. As part of its annual planning process, management intends to assess whether these properties can be economically developed, either independently or through joint ventures, or whether one or more of these properties should be marketed for sale, though at present, the Consolidated Company has no intentions of marketing any of these properties.

     At September 30, 2000, Craig had cash and cash equivalents of $36,000. Reading is majority owned by Craig, and accordingly, is included in the consolidated financial statements. However, Craig and Reading are separate public companies and each entity's capital resources and liquidity is legally independent of the other and any intercompany loans or receivables would require approval of each separate company's Board of Directors. Accordingly, the liquidity of Craig is principally dependent on Reading's ability to pay dividends on the Series B Voting Preferred Stock held by Craig amounting to approximately $3,575,000 annually. Reading has reported losses for the periods ended September 30, 2000 and 1999 and has entered into significant purchase commitments to develop certain of its Australian assets, as further described in
Note 6. As discussed above, the Consolidated Company intends to allow dividends with respect to the Series B Voting Preferred Stock held by Craig to accumulate indefinitely. At September 30, 2000, the accrued amount was $6,256,000. Therefore, Craig's source of future funds is the intercompany payments made from Reading and Citadel for management services provided by Craig. While not anticipated, further liquidity could be achieved by Craig through the sale of shares of Citadel and/or Reading.

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

PART II - Other Information
---------------------------

Item 1 - Legal Proceedings

     For a description of legal proceedings, please refer to Item 3 entitled "Legal Proceedings" contained in the Company's Form 10-K for the fiscal year ended December 31, 1999.

Item 2 - Change in Securities

     Not applicable.

Item 3 - Defaults Upon Senior Securities

     Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.

     At the Company's 2000 Annual Meeting of Shareholders held on September 12, 2000, the shareholders elected the Company's directors and approved the adoption of the Company's 1999 Stock Option Plan. The results of the votes were as follows:


           (1)Election of Directors          For               Withheld
           ------------------------          ---               --------
           James J. Cotter                51,278,812          8,061,080
           Margaret Cotter                51,278,812          8,061,080
           William D. Gould               51,285,012          8,054,880
           Gerald P Laheney               51,285,012          8,054,880
           S. Craig Tompkins              51,278,812          8,061,080
           Robert M. Loeffler             51,285,012          8,054,880

           (2) Proposal to adopt             For      Against   Abstain/No-Vote
           ---------------------             ---      -------   ---------------
           the 1999 Stock
           --------------
           Option Plan                    54,541,774 4,624,720    173,398 / 0
           -----------


Item 5 - Other Information

     Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.30   Stock Purchase and Standstill Agreement

          27      Financial Data Schedule (filed herewith)

     (b)  Reports on Form 8-K

          None

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         CRAIG CORPORATION REGISTRANT
                         ----------------------------



Date:   November 20, 2000             By:  /s/ Scott Braly
                                           ------------------
                                           Scott Braly
                                           Chief Executive Officer



Date:   November 20, 2000             By:   /s/ Andrzej J. Matyczynski
                                            --------------------------
                                            Andrzej J. Matyczynski
                                            Chief Financial Officer