Form 10-K
period 2000-12-31
CRAIG CORP
filed 2001-04-12
CIK 110985

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

  For the fiscal year ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from         to

                         Commission file number 1-6123

                               ----------------

                               CRAIG CORPORATION
            (Exact name of Registrant as specified in its charter)

             NEVADA                                  95-1620188
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

 550 South Hope Street, Suite
              1825                                   90071
        Los Angeles, CA                            (Zip Code)
(Address of principal executive
            offices)

      Registrant's telephone number, including area code: (213) 239-0555

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Names of exchanges on which each class
             Title of each class                                 registered
             -------------------                   --------------------------------------
       Common stock, $0.25 par value,                     New York Stock Exchange
 Class A Common preference stock, $0.01 par
                    value                                and Pacific Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [_]

   The aggregate market value of voting stock held by non-affiliates of the Registrant was $14,463,463 as of March 24, 2001. Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 24, 2001, there were 3,402,808 shares of Common Stock, $0.25 par value per share, and 7,058,408 shares of Class A Common Preference Stock, $0.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               CRAIG CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2000

                                     INDEX

                                                                          Page
                                                                          ----

                                    PART I.

 Item 1.  Business......................................................    1

 Item 2.  Properties....................................................   24

 Item 3.  Legal Proceedings.............................................   26

 Item 4.  Submission of Matters to a Vote of Security Holders...........   27

                                   PART II.

 Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters..........................................   28

 Item 6.  Selected Financial Data.......................................   29

 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ...................................   29

 Item 7A. Quantitative and Qualitative Disclosure about Market Risk.....   40

 Item 8.  Financial Statements and Supplementary Data...................   41

 Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................   81

                                   PART III.

 Item 10. Directors and Executive Officers of the Registrant............   81

 Item 11. Executive Compensation........................................   84

 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................   87

 Item 13. Certain Relationships and Related Transactions................   89

                                   PART IV.

 Item 14. Exhibits, Financial Statements, Schedules and Reports on Form
           8-K..........................................................   93

 Signatures.............................................................. 96

                                    PART I

Item 1--Business

General

   Craig Corporation ("Craig Corp" and, collectively with its corporate predecessors and wholly owned subsidiaries, "Craig" or the "Company", and collectively with its predecessors and consolidated subsidiaries the "Consolidated Company") was formed in December 1999 incident to the reincorporation of the Company in Nevada and is in the business of identifying, acquiring, owning, and strategically managing controlling interests in other operating companies. The Company is not in the business of investing, reinvesting, or trading in securities. Craig Corp has two classes of equity securities outstanding, its common stock, par value $0.25, which has 30 votes per share ("Common Stock") and its common preference stock, par value $0.01, which has 1 vote per share, and a $5.00 liquidation preference ("Common Preference Stock"). The Common Stock and Common Preference Stock are listed for trading on the New York Stock Exchange under the symbols CRG and CGRPR, respectively.

   The Company's principal holdings at December 31, 2000 consisted of (i) common and preferred stock representing approximately 78% of the voting power of Reading Entertainment, Inc. ("REI" and collectively with its corporate predecessors and consolidated subsidiaries, "Reading"), and (ii) common shares representing approximately 11.02% of the outstanding shares of the Class A Nonvoting Common Stock and 11.59% of the Class B Voting Common Stock of Citadel Holding Corporation ("CHC" and collectively with its corporate predecessors and consolidated subsidiaries "Citadel"). The Company currently reports on a consolidated basis with Reading for financial reporting purposes. On a consolidated basis, the Company and Reading own approximately 32.3% of the CHC Class A and approximately 32.8%of the CHC Class B Common Stock. The Company also owns approximately 16.4% of the outstanding common stock of Big 4 Ranch, Inc. ("BRI") and on a consolidated basis with Reading, owns approximately 49% of the outstanding common stock of that company. However, the value of BRI is not material to the value of the Company, and is carried at zero value on the balance sheets of both the Company and the Consolidated Company.

   Craig is currently operated as a member of a group of related companies (the "Craig Group of Companies"), ultimately controlled by Mr. James J. Cotter. Mr. Cotter, directly or through affiliates, controls over 50% of the voting power of Craig Corp., and, in addition, owns approximately 16.5% of the Class A and Class B Common Stock of CHC. Accordingly, taking into account his majority voting position with respect to Craig, Mr. Cotter also controls a majority of the voting power of REI and approximately 49.3% of the voting power of CHC. In addition, there is substantial management overlap between Craig Corp, REI and CHC.

   Mr. James J. Cotter is the Chairman of the Board of Directors and Chief Executive Officer of each of Craig Corp, REI and CHC. Mr. S. Craig Tompkins is the President and a Director of Craig Corp. and the Vice Chairman and Corporate Secretary of each of REI and Citadel. Mr. Andrzej Matyczynski is the Chief Financial Officer and Treasurer of Craig Corp, REI and CHC. Mr. Robert Smerling is the President and a Director of REI, and the President of CHC's motion picture exhibition subsidiary. Mr. Robert Loeffler is a Director and a member of the Audit Committee of each Craig Corp, REI and CHC.

   In 2000, the administrative offices of Reading were moved to Los Angeles, in space adjacent to the current executive offices of the Company and Citadel, and the general and administrative functions and staffs of the three companies were consolidated and substantially all of the general and administrative employees of the three companies were moved to the Craig Corp. payroll. The costs of these employees, as well as general and administrative expenses such as executive office space rent, are now allocated among the various members of the Craig Group of Companies based upon the relative amounts of time spent by these employees on the business of such companies. These allocations are made in the first instance by management and are reviewed periodically by the Conflict Committees of the Boards of Directors of Craig Corp. REI and CHC.

   The management of the Craig Group of Companies believes that economies of scale and operating efficiencies could be achieved if Craig Corp. REI and CHC were to be consolidated into a single public company. Mr. Cotter has advised management that he would support such a transaction, so long as a fair allocation of the ownership of the resulting consolidated entity among the current shareholders of the three companies was achieved. Accordingly, management has recommended to the Board of Directors of the three companies that Craig Corp, REI and CHC be consolidated in a transaction in which all of the stockholders of Craig Corp and REI become holders of CHC's Class A Nonvoting Common Stock and in which Craig Corp and REI would each merge with wholly owned subsidiaries of CHC. Holders of employee and/or director stock options would be given the opportunity to elect to convert their options, on the same terms and conditions as their currently outstanding options, into options to receive either CHC's Class A Nonvoting Common Stock or Class B Voting Common Stock.

   Management anticipates that, following such a transaction, CHC's Class A Non-Voting Common Stock would be the principal trading security of the consolidated entity, as the CHC Class B Voting Common Stock would only have approximately 1,336,331 shares outstanding for voting and financial statement purposes, 322,808 of which (approximately 25%) would be held by Mr. Cotter. No CHC Class B Voting Common Stock would be issued in the transaction proposed by management, and Mr. Cotter and his affiliates would receive the same CHC Class A Non-Voting Common Stock for their interests in Craig Corp as the public holders of such securities. The CHC Class B Voting Common Stock held by the Company and Reading would, upon the consolidation, be treated essentially the same as non-voting treasury shares and would not be considered to be "outstanding" for voting purposes or on Citadel's consolidated financial statements.

   On March 15, 2001, the Boards of Directors of each of Craig Corp, REI and CHC considered management's proposal, and determined that it would be in the best interests of their respective companies and stockholders to consummate such a consolidation transaction, so long as the allocation of ownership of the resultant consolidated entity among the equity holders of the constituent entities was fair. However, in light of the overlapping management and membership of the Boards of Directors of the three companies, and Mr. Cotter's status as a controlling stockholder of each of the three companies, it was determined to be appropriate to delegate management's proposal to the Conflicts Committees of the three companies. Accordingly, the Boards of Directors of each of the three companies delegated to their respective Conflict Committees authority and responsibility to review and take such action as they determined appropriate with respect to management's consolidation proposal, and authorize such committees to retain such professional advisors as they may require to carry out such delegated authority. These committees are composed entirely of independent outside directors. It is hoped that these committees will complete their work by the end of the second quarter of 2001.

   Set out below is certain summary information about Reading, Citadel and BRI. Due to the fact that Craig and Reading report on a consolidated basis, certain portion of REI's Report on From 10K are also set forth below.

   Reading: The Company began accumulating stock in REI, a publicly traded company whose shares are quoted on the NASDAQ stock market and in its predecessor, Reading Company, in 1989. By the end of the second quarter of 1996, this interest had grown to approximately 52.5% of the outstanding voting securities of that company. In November 1995, the Company and Reading formed Reading International Cinemas LLC ("Reading International"), owned in equal portions by the Company and Reading, to pursue the development of cinemas in Australia. During the first quarter of 1996, the Company conveyed to Reading its common stock interest in CHC and during the fourth quarter of 1996, the Company, Reading and Citadel consummated the Stock Transactions in which the Company contributed its Stater Preferred Stock, CHC Preferred Stock and its 50% membership interest in Reading International to Reading in exchange for common stock and preferred stock of REI. Citadel contributed cash in the amount of $7,000,000 in exchange for a separate class of REI preferred stock and certain contractual rights including an Asset Put Option described below. As a consequence of the Stock Transactions and certain other open market acquisitions by the Company made after the Stock Transactions, the Company now holds 5,165,516 shares of REI Common Stock and 550,000 shares of REI Series B Preferred Stock, which in the aggregate represent approximately 78% of the outstanding voting power of REI. Citadel currently owns, as a result of the Stock Transactions, 70,000 shares of REI Series A Preferred Stock representing approximately 5% of the outstanding voting power of REI.

   Reading is principally engaged in the cinema exhibition business in Australia, New Zealand, and Puerto Rico and in the development of cinema based entertainment centers in Australia and New Zealand. Until recently, Reading was also engaged in the cinema exhibition business in the United States. However, the domestic entertainment assets and operations of Reading have now been, in large part, transferred to Citadel in transactions completed in 2000 and the first quarter of 2001. Reading now operates 146 screens in twenty-one cinemas in Australia, New Zealand and Puerto Rico. In addition, Reading owns approximately 2,621,400 square feet of real estate held for development in Australia and New Zealand and is in the process of completing two cinema based entertainment centers in Australia and commencing construction of its first cinema based entertainment center in New Zealand. Reading also owns approximately 50 acres of land in Burwood, Australia, for non-entertainment development and certain residual real estate, located principally in Pennsylvania and Delaware that was historically used in its rail road operations.

   Citadel: In 1986, the Company acquired options to purchase 4.5% of the outstanding common stock of CHC, a publicly traded company whose shares are listed for trading on the American Stock Exchange. The Company exercised those options in 1987, and owned approximately 9% of the outstanding common stock of CHC by the close of that year. Prior to August 1994, CHC was the holding company for Fidelity Federal Bank, FSB ("Fidelity"), a California based saving and loan, and since that date has been a company principally engaged in the management of its real estate intensive businesses and in providing real estate consulting services to Reading. In 1997, Citadel acquired control of approximately 1,600 acres of agricultural real estate, located in Kern County, California and commonly known as the Big 4 Ranch. In 2000 and the first quarter of 2001, Citadel entered the cinema exhibition and live theater business through the acquisition of (1) the Manhattan based City Cinemas cinema chain, (2) three "Off Broadway" style theaters in Manhattan and a four auditorium "Off Broadway" style theater complex in Chicago, and (3) substantially all of the U.S. operations and cinema assets of Reading. Each of these businesses has a substantial real estate component. At March 31, 2001, Citadel's cinema and theater assets included (a) three fee interests in Manhattan, (b) long term options to acquire two additional fee properties and two long term leasehold estates, also located in Manhattan, (c) a fee interest in Chicago and (d) a long term ground lease in New Jersey.

   Citadel does not intend to aggressively pursue additional cinema acquisition opportunities. The acquisition of the City Cinemas chain was attractive to Citadel principally because of the real estate interests held by that chain. In the event that the operation of cinemas at the locations controlled by Citadel as a result of its acquisition of the City Cinemas chain is not the highest and best use for any given property, Citadel will consider the redeployment of that property to a better use, either alone or with one or more joint venture partners. However, a number of the major cinema chains in the United States are currently in economic difficulty, and a number are currently in bankruptcy. If, as a result of this industry turmoil, opportunities present themselves, Citadel may consider them.

   At December 31, 2000, the Consolidated Company owned CHC Class A Common Stock and Class B Common Stock representing approximately 32.8% of such securities and having a carrying value of approximately $13,193,000. At that date, Citadel's assets had a book value on CHC's consolidated balance sheet of $63,922,000, consisting principally of (1) an office building located in Glendale, California, (2) four cinemas. located in Manhattan, together with rights to acquire the fee ownership or the long term leases underlying certain of such cinemas, (3) three live theaters in Manhattan and one live theater complex located in Chicago, (4) 70,000 shares of REI Series A Convertible Preferred Stock, (5) a 40% interest in the BRI, (6) 583,900 (16.3%) shares of Common Stock of Gish Biomedical, Inc. ("Gish") and (7) cash and cash equivalents of approximately $16,010,000. Citadel's liabilities at December 31, 2000 were $24,794,000 including the mortgage debt on its office property. At December 31, 2000, two of the live theaters located in Manhattan and the live theater complex in Chicago were owned in fee by the Company. The interest in the fee underlying the third live theater in Manhattan was in escrow on that date, which escrow closed on February 13, 2001.

   Big 4 Ranch, Inc.: On December 29, 1997, as a part of the acquisition of the Big 4 Ranch, Citadel capitalized a wholly owned subsidiary, Big 4 Ranch, Inc. ("BRI"), with a cash contribution of $1,200,000 and then distributed 100% of the shares of BRI to Citadel's common shareholders of record as of the close of business on December 23, 1997 as a spin-off dividend. The Consolidated Company received 2,230,473 shares or 33.4% of BRI. The Company recorded the distribution of BRI as a return of its investment in Citadel and correspondingly decreased its recorded investment in Citadel by $401,000. At the same time, the Company recorded a $401,000 investment in BRI. During 1998, the Company purchased an additional 430,106 shares of BRI and Reading purchased 661,700 shares of BRI for an aggregate purchase price of approximately $136,000, increasing the Consolidated Company's holdings in BRI to approximately 49.8%. Also during 1998, a company owned by the Chairman and a trust for the benefit of a child of the President purchased approximately 3.2% of BRI.

   Prior to the stock spin-off, BRI, Citadel and Visalia LLC, a limited liability owned, directly or indirectly, by Mr. Cotter and certain members of his family formed the Agricultural Partnerships. The Agricultural Partnerships are owned 40% by BRI, 40% by Citadel and 20% by Visalia. On December 31, 1997, the Agricultural Partnerships acquired the Big 4 Ranch for approximately $7,600,000. The acquisition was financed by a 10-year purchase money mortgage in the amount of $4,050,000, draw downs on a line of credit from Citadel in the amount of $831,000 and pro rata capital contributions from the partners in the amount of $2,700,000. Through the Consolidated Company's holding in BRI and Citadel, the Consolidated Company owns approximately 39% of such Agricultural Partnerships at December 31, 2000. The Craig Corp's Chairman and President serve as two of the three members of the management committees of these three partnerships.

   In 1998, BRI suffered the effects of a devastating freeze. After recording the 1998 operating losses resulting from that freeze, BRI stockholders' equity was generally eliminated at December 31, 1998. BRI recorded losses of approximately $322,000 and $990,000 in 1999 and 2000, respectively. However, the Consolidated Company did not record any portion of the 1999 or 2000 losses since the carrying value had been reduced to zero in 1998, when the $520,000 equity loss was recorded by the Consolidated Company.

   Prior to the freeze, Citadel was the principal source of funding for the operations of the Agricultural Partnerships. Following the freeze, such funding has been provided on an 80/20 basis by Citadel and Visalia. During the third quarter of 2000, Citadel wrote off its entire investment in the Agricultural Partnerships, and in the loans it had made to date to the Agricultural Partnerships, for a total write off of approximately $3,406,000. Citadel has determined not to advance further funds to the Agricultural partnerships, except to the extent that such funds can be recouped from crop revenues. Citadel and Visalia have determined to limit farm operations to an extent consistent with anticipated crop revenues. At December 31, 2000, Citadel had advances to the Agricultural Partnerships totaling $4,654,000.

The Stock Transactions

   In October 1996, shareholders of REI approved a reorganization of Reading Company under REI a Delaware corporation, (the "96 Reorganization") and the placement of Common and Preferred Stock by REI to the Company and Citadel ("Stock Transactions"). Both transactions were completed on October 15, 1996. In the Stock Transactions, REI issued (i) 70,000 shares of Series A Voting Cumulative Convertible Preferred Stock ("Series A Preferred Stock") to Citadel, and granted certain contractual rights to Citadel including the Asset Put Option described below in return for $7,000,000 in cash and (ii) 550,000 shares of Series B Voting Cumulative Convertible Preferred Stock ("Series B Preferred Stock") and 2,476,190 shares of REI common stock to Craig in exchange for certain assets owned by Craig. The assets acquired by REI from Craig consisted of the 693,650 shares of Stater preferred stock, Craig's 50% membership interest in Reading International, of which an indirect wholly-owned subsidiary of REI was the sole other member, and 1,329,114 shares of Citadel's preferred stock, which were subsequently redeemed by Citadel.

   Under the terms of the "Asset Put Option", CHC had the right to exchange all of its assets, other than the Series A Preferred Stock, for REI common stock. The Asset Put Option expired unexercised in 2000.

   The Series A and Series B Preferred Stock of REI (collectively, the "Convertible Preferred Stock") have stated values of $7,000,000 and $55,000,000, respectively. Holders of each series of the Convertible Preferred Stock are entitled to cast 9.64 votes per share, voting together with the holders of the Common Stock and the other series of Convertible Preferred Stock, on any matters presented to shareholders of REI. Each share of Series A Preferred Stock is convertible into shares of REI common stock at a conversion price of $11.50, and each share of Series B Preferred Stock is convertible into shares of common stock at a conversion price of $12.25, each subject to adjustment on certain events. The shares of Series A Preferred Stock may also be converted after a change in control. REI has the right to require conversion of the Series A Preferred Stock if the average market price of the Common Stock over a 180-calendar day period exceeds $15.525. REI granted certain registration rights to Citadel with respect to the shares of Common Stock issuable on conversion of the Series A Preferred Stock and the Asset Put Option.

   Citadel has the right during the 90 day period beginning October 15, 2001, or in the event of a change of control of REI, to require REI to repurchase the Series A Preferred Stock at its stated value plus accrued and unpaid dividends plus, in the case of a change of control, a premium. In addition, if REI fails to pay dividends on the Series A Preferred Stock for four quarters, Citadel may require REI to repurchase the Series A Preferred Stock. Also, REI has certain rights to redeem the Convertible Preferred Stock at its option. Due to the redemption provisions, the Series A Preferred Stock has not been included as a component of Shareholders' Equity in the Consolidated Balance Sheet and is separately categorized as "Redeemable Preferred Stock of Reading".

Description of Business

   General: For more than the past ten years, the Company's business has been the identification, acquisition, ownership, and strategic management of controlling interests in other operating companies. The Company's business objective has been to serve as a holding company and management resource to a diversified group of such operating companies. The Company has not been and is not in the business of investing, reinvesting, or trading in securities. Over the past ten years, while the Company has reviewed a number of opportunities, the Company's efforts have focused primarily on three such companies: Reading (cinema exhibition and real estate development), Citadel (currently a real estate and cinema exhibition/live theater company) and Stater (retail grocery). In 1997, the Consolidated Company's interest in Stater was repurchased by that company. At December 31, 2000, the material portion of the Company's book value and source of cash flows is comprised of its investment in Reading.

   Management has determined that, in light of (a) the significance of the Company's investment in Reading, and both directly, and indirectly through Reading, in Citadel, and (b) the efficiency and economies of scale that could likely be achieved if Craig Corp, CHC and REI were consolidated into a single public company, that it would be in the best interests of the Company and its stockholders if the Company were to move from its historic holding company activities, and consolidate with CHC and REI. Accordingly, management has proposed that the Craig Corp, REI and CHC be consolidated in a transaction in which all of the holders of Craig Corp's Common Stock and Common Preference Stock would become stockholders in a consolidated entity. That consolidated entity would hold, on a consolidated basis, all of the assets and liabilities of the three companies. This proposal has been delegated by the Boards of Directors of the three companies to their respective Conflicts Committees for further consideration.

   Employees: During 2000, the general and administrative functions of the Company, Reading and Citadel were consolidated into the Company, and substantially all of the general and administrative employees of the Craig Group of Companies became employees of Craig Corp. Accordingly, at December 31, 2000, the Company had 18 employees. The Company believes it relations with its employees to be good.

   Reading Entertainment, Inc.: At December 31, 2000, the Company held 5,165,516 shares of REI Common Stock and 550,000 shares of REI Series B Preferred Stock, which together represent approximately 78% of the voting power of REI. The Series B Preferred Stock is junior to the 70,000 shares of REI Series A Preferred

Stock (aggregate stated value $7,000,000) held by Citadel, has a stated value and liquidation preference of $100 per share, has a cumulative dividend of 6.5% and is entitled to cast 9.64 votes per share, voting together with the holder of the REI common stock and the Series A Preferred Stock on any matter presented to the shareholders of REI, as well as customary class voting rights. Each share of the Company's Series B Preferred Stock is convertible into shares of REI common stock at a conversion price of $12.25 each, subject to adjustment on certain events. For financial statement purposes, REI assets and liabilities are consolidated as a majority owned subsidiary of the Company and, accordingly, the Company's stock investment in REI is eliminated in the December 31, 2000 and 1999 consolidated financial statements. For the two year ended December 31, 2000, dividends on the Series B Preferred Stock owned by the Company aggregated $7,150,000.

   Set out below are relevant portions of the Report on Form 10K filed by REI for its year ended December 31, 2000.

Reading Business--General

   Reading Entertainment, Inc., a Nevada corporation ("REI" and collectively with its consolidated subsidiaries and corporate predecessors, the "Company" or "Reading"), was formed in 1999 in a reorganization of the Company under a Nevada holding company. Initially organized in 1833, the Company has been doing business in the United States for over 167 years, most of that time as the Reading Railroad. Today, the Company is principally in two lines of business (i) the development and operation of multiplex cinemas in Australia, New Zealand, and Puerto Rico (operating, directly or through affiliates, 133 screens in 21 cinema complexes) and (ii) the development and operation of cinema based entertainment centers in Australia and New Zealand. Currently, the Company and its affiliates own approximately 119,768 square foot of developed retail space in Australia and New Zealand, and approximately 2,543,396 square foot of developable land located in various urbanized areas of Australia and New Zealand.

   In 2000, the Company determined to focus its activities on the further development of its assets and operations in Australia and New Zealand. Consequently, the Company has now disposed of most of its domestic cinema assets and is currently considering how best to dispose of its assets and operations in Puerto Rico, consistent with recovering, to the extent reasonably possible, its investment in that country. Since the Company's assets are located principally in Australia and New Zealand, the Company's net worth and shareholder equity are significantly influenced by currency fluctuations. The Australian and New Zealand dollars are each currently trading at or near 25 year lows. This factor will become more pronounced, as the Company disposes of and reduces its revenue generating assets in the United States and in Puerto Rico (which uses U.S dollars as it legal currency).

   Reading is currently operated as a member of a group of related companies (the "Craig Group of Companies"), ultimately controlled by Mr. James J. Cotter. Mr. Cotter, directly or through affiliates, controls over 50% of the voting power of Craig Corporation ("Craig Corp" and collectively with its wholly owned subsidiaries and corporate predecessors, "Craig"). Craig, in turn, owns securities representing approximately 78% of the voting power of REI, and reports with Reading on a consolidated basis for financial reporting purposes. Craig and Reading collectively own approximately 32.8% of the voting power of Citadel Holding Corporation ("CHC" and collectively with its consolidated subsidiaries and corporate predecessors, "Citadel"), and collectively with Mr. Cotter own approximately 49.3% of the voting power of that company. In addition, there is substantial management overlap between REI, Craig Corp and CHC.

   Mr. James J. Cotter is the Chairman of the Board of Directors and the Chief Executive Officer of each of REI, Craig Corp and CHC. Mr. S. Craig Tompkins is the President and a Director of Craig Corp, and the Vice Chairman and Corporate Secretary of each of REI and Citadel. Mr. Andrzej Matyczynski is the Chief Financial Officer and Treasurer of Craig, Reading and Citadel. Mr. Robert Smerling is the President and a Director of REI, and the President of Citadel's cinema exhibition subsidiary, Citadel Cinemas, Inc. Mr. Robert Loeffler is a Director and a member of the Audit Committees of each of REI, Craig Corp and CHC.

   In 2000, the administrative offices of the Company were moved to space adjacent to the office shared by Craig and Citadel and substantially all of the general and administrative employees of the three companies were moved to the Craig Corp payroll. The costs of these employees, as well as general and administrative items such as executive office space rent, are now allocated among the various members of the Craig Group of Companies based upon the relative amounts of time spent by these employees on the business of such companies. These allocations are made in the first instance by management, and are reviewed periodically by the Conflicts Committees of the Boards of Directors of REI, Craig Corp and Citadel.

   The management of the Craig Group of Companies believes that economies of scale and operating efficiencies could be achieved if CHC, Craig Corp. and Reading were to be consolidated into a single public company. Mr. Cotter has advised management that he would support such a transaction, so long as a fair allocation of the ownership of the consolidated company among the current stockholders of the three companies was achieved. Accordingly, management has recommended to the Boards of Directors of the three companies that REI, Craig Corp and CHC be consolidated in a transaction in which all of the stockholders of REI and Craig Corp become holders of CHC's Class A Nonvoting Common Stock, and in which REI and Craig Corp would each merge with wholly owned subsidiaries of CHC. Holders of employee and/or directors stock options would be given the opportunity to elect to convert their options, on the same terms and conditions as their currently outstanding options, into options to receive either Class A Non-Voting Common or Class B Voting Common Stock.

   Management anticipates that, following such a transaction, CHC's Class A Non-Voting Common Stock would be the principal trading security of the consolidated entity, as the CHC Class B Common Stock would only have approximately 1,336,331 shares outstanding for voting and financial statement purposes, 322,808 of which (or approximately 25%) would be held by Mr. Cotter. No CHC Class B Voting Common Stock would be issued in the transaction proposed by management, and Mr. Cotter, and his affiliates, would receive the same CHC Class A Non-Voting Common Stock for their interests in Craig Corp, as the public holders of such securities. The CHC Class B Voting Common Stock held by the Company and Craig would, upon the consolidation, be treated essentially the same as non-voting treasury shares and would not be considered to be "outstanding" for voting purposes or on Citadel's consolidated financial statements. Holders of existing stock options would have the option of converting their options into option to acquire either CHC Class A or Class B Common Stock.

   On March 15, 2001, the Boards of Directors of each of REI, Craig Corp. and CHC considered management's proposal, and determined that it would be in the best interests of their respective companies and stockholders to consummate such a consolidation transaction, so long as the allocation of ownership of the resultant consolidated entity among the equity holders of the constituent entities was fair. However, in light of the overlapping management and membership of the Boards of Directors of the three companies, and Mr. Cotter's status as a controlling stockholder of each of the three companies, it was determined to be appropriate to delegate management's proposal to the Conflicts Committees of the three companies. Accordingly, the Boards of Directors of each of the three companies delegated to their respective Conflict Committees authority and responsibility to review and take such action as they determined appropriate with respect to management's consolidation proposal, and authorized such committees to retain such professional advisors as they may require to carry out such delegated authority. These committees are composed entirely of independent outside directors. It is hoped that these committees will complete their work by the end of the second quarter of 2001.

   Shares of REI's common stock, par value $.001 per share (the "Common Stock"), are quoted on the Nasdaq Stock Market under the symbol RDGE.

Background of the Company and Recent Material Transactions

 Historic Railroad Activities

   Prior to 1976, the Company was principally in the transportation business, owning and operating the Reading Railroad. Following the disposition of substantially all of its rolling stock and active rail lines in 1976, the Company pursued a number of endeavors including the development of One Reading Center, a 600,000 square foot office complex located in Philadelphia, and initiated the activities which led to the development of the Pennsylvania Convention Center on land originally utilized by the Company for railroad purposes. Since 1976, the Company has steadily reduced its railroad real estate holdings.

 The Move to Cinema Exhibition and Entertainment Center Development

   In 1993, following the sale of its last major railroad real estate asset-- the historic Reading Terminal Headhouse in downtown Philadelphia--the Company entered the "Beyond the Home" or real estate based segment of the entertainment industry. Since that date, the Company has:

  (1) acquired and updated a chain of multiplex cinemas in Puerto Rico currently comprising 52 screens in seven cinemas and featuring conventional film product ("CineVista");

  (2) developed a chain of multiplex cinemas in Australia currently comprising 81 screens in eleven cinemas and featuring principally conventional film product ("Reading Cinemas"); and

  (3) acquired a 50% interest in a three cinema, thirteen screen cinema chain in New Zealand ("Berkeley Cinemas").

   During this time period, the Company also acquired or developed certain multiplex cinemas in the United States featuring both conventional film product and art or specialty film product (the "Reading Domestic Cinemas"). Included among these cinemas was the Angelika Film Center and Cafe located in the Soho District of Manhattan (the "NY Angelika"). However, in light of the Company's decision to focus its efforts and available assets on its overseas operations in Australia and New Zealand, the Company has now disposed all of its domestic cinema interests, other than a passive 33.33% interest in the Angelika Film Center LLC ("AFC"), the owner of the NY Angelika.

   Currently, the Company and its affiliates operate twenty-one cinemas with 146 screens in Australia, New Zealand, and Puerto Rico. In addition, the Company has under construction an additional 8-screen cinema in Australia (Chirnside) which is scheduled to open in the second quarter of 2001, and anticipates adding a further 14 screens by the end of 2002. The Company also anticipates an additional 10 screens in New Zealand (Wellington) by the end of 2002.

   In Australia and New Zealand, the Company is also in the business of developing entertainment centers, typically consisting of a multiplex cinema, complementary restaurant and retail uses, and convenient parking, all located on land owned or controlled by the Company. Reading opened the cinema portion of its first entertainment center in Perth in December 1999, and the cinema portion of a second and substantially larger entertainment center in Auburn, a suburb of Sydney, in September, 2000. The leasing of the ancillary space in these two entertainment centers has taken longer than originally anticipated by the Company. The Company currently only has signed offers to lease approximately 17% of the rentable space at Auburn. However, the Company currently projects that the centers will be substantially leased by July 2001. In December 2000, the Company broke ground on a third entertainment center located in Wellington, New Zealand. It is currently anticipated that the center will open in March 2002. The Company has entered into binding agreements to lease approximately 15,868 square feet of retail space representing approximately 45% of the non-cinema space in the Wellington entertainment center.

   The Company, where feasible, prefers to own the land on which it constructs its cinemas. In Puerto Rico, a variety of factors have caused the Company to rely on leasehold sites located principally in established urban areas or suburban malls. However, an ownership-oriented approach is being pursued in urban centers in Australia and New Zealand. This means that many of the Company's projects in Australia and New Zealand are more capital intensive, have longer lead times, entail greater development risks and have initially lower cash returns than the more leveraged development of cinemas in leased facilities in established malls. However, the Company believes that these risks are reasonably offset by the greater control and flexibility that the ownership of such sites provides to the Company and by the opportunity given to the Company to participate in the enhancement to the value of such land anticipated to result from the consumer traffic generated by a successful cinema operation. To date, the Company has acquired, or has the contract right to acquire, six sites in Australia which it believes may be suitable for development as entertainment centers. These sites (which include the entertainment centers at Perth and Auburn, currently in the leasing phase and the entertainment center currently under construction in Wellington) represent approximately 575,000 square feet of land area. In addition, the Company owns a 50-acre parcel in Melbourne, which, while originally purchased as a possible entertainment center site, is currently being held as a potential site for residential, office or mixed-use development. The Company is currently reviewing its land holdings in light of competitive condition in Australia, and may elect to sell to other developers some or all of the land and other interest in real property held for development as entertainment centers. Accordingly, no assurance can be given that the Company will build any additional entertainment centers.

 The Decision to Focus on Australia and New Zealand

   The Company has elected to focus its future cinema exhibition activities on Australia and New Zealand. The Company believes that, given its finite capital resources, the scope and extent of its current activities, investments and commitments in Australia and New Zealand, and the opportunities available to it in Australia and New Zealand, that it is in the best interests of the Company and its stockholders to concentrate on Australia and New Zealand. Accordingly, the Company has (1) sold to a third party a 50% membership interest in AFC; (2) sold to Citadel (a) the Company's right and obligation to acquire the chain of cinemas owned or managed by Manhattan based City Cinemas and the three Off-Broadway style live theaters owned by Off Broadway Investments, Inc.; (b) the Company's rights and obligations under a lease to fit out and operate an Angelika style cinema in Dallas, Texas; (c) the Company's fee interest in the Royal George Theatre Complex in Chicago Illinois; and (d) the Company's leasehold interests in the Angelika Film Center and Cafe in Houston, Texas; the Reading Manville 12 cinema in Manville, New Jersey; the St. Anthony Main cinema in Minneapolis, Minnesota and the Tower cinema in Sacramento California; and (3) determined to exit the Puerto Rican market, when feasible consistent with recouping, to the extent possible, its investment in Puerto Rico.

   The Sale of the Angelika Interest to NAC: In April 2000, the Company sold a 50% membership interest in AFC to National Auto Credit, Inc ("NAC"). AFC is the owner of the NY Angelika. The 50% membership interest (the "Angelika Interest") was conveyed in exchange for 8,999,900 shares of the common stock of NAC, representing at that time approximately 26% of the outstanding common stock of that company (calculated after the issuance of such shares), and 100 shares of the Series A Preferred Stock of NAC, representing 100% of such class. NAC common stock, which is traded in the over-the-counter market, closed April 5, 2000 at $1.03. The Series A Preferred Stock had a liquidation preference of $1.50 per share, was convertible into the common stock of NAC on a share for share basis, was entitled to a dividend preference equal to any dividends declared on the NAC common stock (determined on a per share basis), and enjoyed certain special voting rights.

   At the time of the transaction, the Company believed that NAC, which had significant amounts of cash available for investment but no real business or business plan, was potentially interested in further investments in the domestic cinema industry, and that it was a potential buyer for the remainder of the Company's domestic cinema assets. Incident to the purchase of the Angelika Interest, NAC paid to the Company a $500,000 option fee for the right to acquire these cinema assets. However, the option was never exercised, and NAC ultimately determined to acquire instead a "dot com" company with a business plan contemplating the generation of revenues through the bringing together of the buyers and financiers of used cars. In separate transactions in November and December 2000, NAC repurchased for a total of $14,702,000 the shares issued to the Company in consideration of the transfer of the Angelika Interest.

   The November 2000 transaction (at which time the Company sold 5,277,879 shares of its NAC Common Stock and all 100 of its shares of NAC Preferred Stock for an aggregate consideration of $8,468,770, or $1.67 per share was incident to a settlement of certain litigation between NAC and its prior Chairman, Chief Executive Officer and controlling stockholder, Mr. Sam Frankino (the "Frankino Litigation"). Pursuant to that settlement, NAC repurchased all of the NAC Common Stock held by Mr. Frankino and certain of his affiliates (totaling 15,743,012 shares) for an aggregate purchase price of $35,340,000, or $2.245 per share. At the request of NAC, REI, Craig Corp, Citadel and FA, Inc. (a wholly owned subsidiary of REI, "FA" and collectively with REI, Craig Corp and FA, the "Reading Stockholders") as a part of the November 2000 stock repurchase transaction, entered into a Standstill Agreement with NAC. In the Standstill Agreement, the Reading Stockholders agreed to certain limitations and restriction on their rights as stockholders of NAC, and received contractual assurances (a) that the Reading Stockholders would have representation upon the NAC Board of Directors, (b) that any related party transactions would be subject to approval by the disinterested members of the NAC Board of Directors, (c) that certain material transactions would be subject to the approval of the stockholders generally of NAC, and (d) that no material transaction would be approved prior to the development, adoption and publication to the stockholders of NAC by the Board of Directors of NAC of a five-year business plan. The Standstill Agreement, subject to earlier termination under certain circumstances, was to have continued through and including August 31, 2003. Pursuant to their rights under the Standstill Agreement, the Reading Stockholders designated Messrs. James J. Cotter and Scott A. Braly as their representative on the NAC Board of Directors.

   The December 2000 transaction grew out of actions taken by NAC at a Board of Directors meeting which commenced on December 15, 2000 and continued on into the early morning hours of December 16, 2000. This meeting was held at the offices of Skadden Arps Slate Meagher & Flom LLP--legal counsel to NAC--in New York City. Among the items on the agenda for the meeting--faxed to directors on the evening of December 11, 2000--were the retention of James J. McNamara as the permanent Chairman and Chief Executive Officer, the adoption of a business plan (first distributed to Directors on December 12, 2000), and the consideration of various possible acquisitions (materials on which were distributed for the first time to directors on December 12 and December 13,
2000).

   After receiving the notice of meeting and agenda, Mr. Cotter circulated a memo addressed to each of the independent members of the NAC Board of Directors, advising that he did not believe that Mr. James McNamara, the then acting Chairman and Chief Executive Officer of NAC, was qualified to serve as the permanent Chairman and Chief Executive Officer of NAC and that he would oppose any nomination of Mr. McNamara to fill such positions on such a permanent basis. That memo stated in some detail the reasons which Mr. Cotter believed supported his conclusions with respect to the qualifications of Mr. McNamara.

   At the December 15, 2000 Board Meeting, a number of actions occurred to which Messrs. Cotter and Braly took exception, including the adoption, on virtually no notice and with virtually no discussion, of a purported five-year business plan for NAC and the approval, again on virtually no notice and with virtually no discussion, of a major investment in what Messrs. Cotter and Braly believed to be an unproven "dot com" company with a business plan contemplating the future generation of profits through the bringing together of the buyers and financiers of used cars. It also became apparent during the course of the meeting that Mr. McNamara had the support of at least a majority of the members of the NAC Board of Directors, and that they were prepared to approve on his behalf a very lucrative (and in the view of Mr. Cotter, grossly excessive) employment contract. No minutes of prior meetings or financial statements pertaining to NAC were provided to the directors.

   Following the negative votes by Messrs. Cotter and Braly, and during a break in the Board Meeting, Messrs. Cotter and Braly were approached by representatives of NAC with a proposal that NAC repurchase the shares of NAC Common Stock held by Reading and Citadel, conditioned on, among other things, the immediate resignation of Messrs. Cotter and Braly from the Board of Directors. The management of the Company, at the time this proposal was made, was already considering, in light of what had transpired and what management believed was about to transpire at the NAC Board Meeting, whether or not to exercise certain rights that the Company held, under its original agreement with NAC pertaining to the purchase and sale of the Angelika

Interest, to put its remaining NAC Common Stock to NAC. Following discussions, which continued until the early morning hours of December 16, 2000, the Reading Stockholders entered into an agreement providing for the repurchase of all of the NAC Common Stock owned by the Company and Citadel at a purchase price of $1.67 per share. Pursuant to the terms of this agreement, Messrs. Cotter and Braly immediately resigned from the NAC Board of Directors. The agreement also includes certain standstill agreements on the part of the Reading Stockholders, certain waivers and releases by the parties, and certain indemnities by NAC. The sale transaction was closed on December 22, 2000, at which time the Company sold its remaining 3,721,021 shares of NAC Common Stock for approximately $6,214,000.

   Subsequently, on January 2, 2001, NAC issued a Report on Form 8K which included, among other things, a statement to the effect that Messrs. Cotter and Braly did not resign because of a disagreement with NAC on any matter relating to NAC's operations, policies or practices. Messrs. Cotter and Braly have advised NAC that they believe this statement to be materially incomplete and misleading, and have requested that corrective disclosure be made. To date, insofar as the Company is aware, no further disclosure with respect to the matter has been made by NAC.

   The Sale of the Remaining Domestic Cinema Assets to Citadel: With the exception of the 33.33% membership interest in AFC which has been retained by the Company, the Company has sold all of its remaining domestic cinema and live theater assets to Citadel. Prior to the assignment by the Company of such rights to Citadel in September 2000, the Company had the right under an agreement with Messrs. James J. Cotter and Michael Forman and certain of their affiliates (collectively referred to with Messrs. Cotter and Forman as "Sutton") to (a) lease, with option to purchase, the Cinemas I, II and III, the Murray Hill, the Sutton, and the Village East Cinemas, and to manage the NY Angelika, the Gotham, the 56th Street Playhouse, and the 86th Street Theater, all of which are located in Manhattan, and which are operated collectively as the City Cinemas Chain, (b) to purchase the 1/6th interest in the NY Angelika not already owned by the Company and (c) to acquire, through a stock merger (the "OBI Transaction"), the assets and business of Off Broadway Investments, Inc. ("OBI"), which assets consisted of the Minetta Lane, Orpheum and Union Square theaters in Manhattan (the "Off Broadway Theaters"). The acquisition of the cinema leases, cinema interest and the related management rights is collectively referred to as the "City Cinemas Transaction". In September 2000, Citadel closed the OBI Transaction and the City Cinemas Transaction with Sutton. Citadel reimbursed to the Company the $1,000,000 deposit that the Company had previously paid to Sutton with respect to the transactions. Shortly following the closing of the OBI Transaction and the City Cinemas Transaction, the Company conveyed to Citadel, at cost, its interests in the Dallas Angelika lease, and the Royal George Theatre Complex. In March 2001, the Company conveyed to Citadel its leasehold interests in the Houston Angelika Film Center & Cafe, the Reading Manville 12 cinema, the St. Anthony Main cinema and the Tower cinema in consideration of the delivery of a two year purchase money note in the amount of $1,706,000 accruing interest at 8% per annum.

   The Decision to Leave Puerto Rico: The Company is currently reviewing its alternatives with respect to the disposition of its assets and operations in Puerto Rico. The Company has not been satisfied with the performance of that market, and took writedowns in the amount of $31,330,000 with respect to such assets and operations in 1999. In the third quarter of 1999, the Company wrote off the entire carrying value of the Company's 8 screen cinema at the Plaza Las Americas Cinema (the "Plaza Cinema") of $14,022,000 upon the determination by the owners of the Plaza Las Americas in San Juan not to honor what the Company believes to have been a contractually binding obligation to lease to the Company a new state-of-the-art cinema complex at the Plaza Las Americas. The Plaza Las Americas is the largest shopping center in Puerto Rico. The Company currently leases an older 8-screen cinema at another location at the Plaza. The determination of the Plaza's owners to instead lease the new facility in the Plaza to the Company's principal competitor in Puerto Rico has eliminated the value of the Company's existing cinema in that shopping center, and will likely materially adversely affect the value of the remainder of the CineVista circuit. In the fourth quarter of 1999, the Company reduced the carrying value of CineVista to its estimated net realizable value based upon the Company's decision to exit the Puerto Rico market recording an additional impairment loss of $17,308,000. Accordingly, the CineVista circuit is now carried on the books of the Company at approximately $3,036,000.

   The Company has instituted litigation against the owner of the Plaza for what the Company believes to have been breach of contract and against the Company's principal competitor in Puerto Rico, which already controls over 80% of the box office in Puerto Rico, for what the Company believes to have been violation of various antitrust and unfair competition laws. Given the difficulties inherent in this type of litigation, no assurance of success can be given that a satisfactory result will be achieved. Similarly, while the Company intends to endeavor to sell its Puerto Rico circuit, in order to free up further assets for deployment in Australia and New Zealand, no assurances can be given that these endeavors will be successful.

 Certain Ancillary Real Estate Activities

   In addition to its principal cinema and entertainment center development activities, the Company continues to wind up its historic railroad related activities, including the sale or other exploitation of its residual real estate interests. The Company also owns a fifty acre property assemblage located in the greater Melbourne, Australia area. Originally acquired in 1996 as a potential entertainment center site, the property is currently held for non-cinema related development. The Company believes this site to be the largest site available for development in the greater Melbourne metropolitan area, and to have a value substantially in excess of its book value. The Company is reviewing various alternatives with respect to this site.

 Certain Capital Raising Activities

   In recognition of the significant amount of capital required to compete in the cinema exhibition and real estate development businesses, and in furtherance of its plan to focus on the development of cinemas and cinema based entertainment centers, the Company reorganized under a Delaware holding company (the "96 Reorganization") on October 15, 1996, and completed a private placement of common and preferred stock which increased shareholders' equity, from approximately $69,000,000 to approximately $156,000,000 (the "Stock Transactions"). In March 2000, the Company completed and subsequently renewed an Australian dollar credit facility which provides for initial funding of up to AUS$25,000,000 to provide funding for the construction of the Auburn entertainment centers. In December 2000, the bank approved an additional AUS$5,000,000 for the construction of tenant improvements at the Perth and the Auburn centers, and the fit-out of a leasehold cinema at the Chirnside Shopping Center. Also in December 2000, the Company completed a New Zealand dollar credit facility which provides for funding of up to NZ$30,400,000 for the construction of the Company's Wellington, New Zealand entertainment center and the fit out of the cinema component of that center.

   At December 31, 2000, the Company had assets valued for balance sheet purposes at approximately $116,672,000 and no institutional indebtedness other than the Australian and New Zealand Credit Facilities discussed in the preceding paragraph, CineVista's Citibank loan, and the guarantee of a portion of the indebtedness secured by the Whitehorse Center, discussed below. The Company has liquidated the assets received in the Stock Transactions and reinvested the proceeds together with its other cash assets, in the development of cinemas and entertainment centers and the acquisition of land held for the development of cinemas and entertainment centers. Accordingly, at December 31, 2000, the Company held (a) property and equipment and (b) property held for development with an aggregate net book value of approximately $76,978,000 (calculated inclusive of approximately $25,158,000 of property held for potential development).

 Investments in Citadel and BRI

   The Company owns approximately 21.25% of Citadel. Citadel is principally in the business of owning and operating real estate intensive businesses, including cinemas, Off Broadway style theaters and commercial and agricultural real estate. Until recently, with consolidation of the general and administrative functions of the Craig Group of Companies, Citadel also provided real estate consulting services to Reading. Citadel also owns
70,000 shares, representing all of the outstanding shares, of the REI Series A Voting Cumulative Convertible Redeemable Preferred Stock (the "Series A Preferred Stock"). Citadel is a publicly reporting company, whose common stock is traded on the American Stock Exchange. Citadel's net loss during 2000 was approximately $3,542,000. The Company's share of such loss was approximately $918,000 which amount is included in the Consolidated Statement of Operations for the year ended December 31, 2000 as "Equity in (loss) earnings of affiliates".

   The Company also owns approximately 32% of Big 4 Ranch, Inc. ("BRI"). In December 1997, Citadel capitalized BRI, then a wholly owned subsidiary, with a cash contribution of $1,200,000 and distributed 100% of the shares of BRI to Citadel's common shareholders, including the Company. BRI, Citadel and Visalia, LLC (a limited liability company controlled by James J. Cotter, and owned, directly or indirectly, by Mr. Cotter and certain members of his family) are general partners in three general partnerships (the "Agricultural Partnerships") which also in December 1997 acquired an approximately 1,600 acre agricultural property for approximately $7,600,000. The Agricultural Partnerships are owned 40%, 40%, and 20% by Citadel, BRI and Visalia, respectively. Through its equity interests in Citadel and BRI, the Company owns approximately 26% of the Agricultural Partnerships. The partnership structure was developed to comply with certain federal water laws that limit the amount of acreage irrigated by federal water that can be owned by any one entity.

   In 1998, the Agricultural Partnerships' citrus crop was lost due to a freeze. BRI's net loss (excluding the indirect share of such losses recorded by Citadel) was $1,090,000. The Company's share of such loss was $346,000. As a consequence of the freeze, BRI had virtually no revenues in 1999, and reported an additional net loss of $322,000. As a result of the loss in 1998, the Company's investment in BRI has been reduced to $0. Therefore, the Company did not make provision for BRI's 1999 loss in its Consolidated Statement of Operations. Due to poor market conditions and inferior fruit quality (in part as a residual consequence of the 1998 freeze), the Agricultural Partnerships and BRI also reported losses for 2000. Again, since the Company had previously reduced the carrying value of its investment in BRI to $0, the Company did not make provision for BRI's 2000 losses in its Consolidated Statement of Operations. The Company has no obligations to fund BRI's operating losses.

   The Agricultural Partnerships have not performed to expectation, and management is currently reviewing a possible disposition of either the assets of the Agricultural Partnerships or the Company's interest in BRI. The Company believes the value in its interest in BRI to be nominal, at best.

Description of Business

   The Company is primarily engaged in the development in Australia and New Zealand of cinema based entertainment centers and in the multiplex cinema exhibition business in Australia, New Zealand and Puerto Rico, focusing on the market for multiplex complexes featuring principally commercial film.

   While exceptions may be made from time to time with respect to certain well-situated cinemas with proven or projected draw, it is the Company's general intention to develop or acquire only state-of-the-art multiplex venues. With respect to new cinema construction, it is the Company's intention to concentrate primarily upon a stadium-seating format, and to feature wall-to-wall screens with state-of-the-art projection and sound. The Company's entertainment centers will typically be centered around a multiplex cinema, and feature complementary retail and restaurant facilities and convenient parking, all on land owned or controlled by the Company. Where possible, the Company prefers to own rather than lease properties.

   In the future, the Company intends to focus on the cinema and entertainment center market in Australia and New Zealand and to de-emphasize and ultimately to phase-out of the Puerto Rican cinema market. In March 2001, the Company sold substantially all of its domestic cinema assets, retaining only a 33.33% membership interest in AFC.

Reading Cinemas (Australia and New Zealand)

 General

   The Company currently operates eleven cinemas, consisting of 81 screens, in Australia and holds a 50% joint venture interest in three cinemas, consisting of 13 screens in New Zealand. The Company anticipates that it will open one additional cinema, consisting of 8 screens in Australia, during the remainder of 2001. In December

2000, the Company commenced construction of an entertainment center in Wellington, New Zealand, which will feature a 10 screen state-of-the-art multiplex cinema. It is not anticipated that this cinema will be open for business until March 2002.

   The Company commenced activities in Australia in mid-1995, and conducts business in Australia through its wholly owned affiliate, Reading Entertainment Australia Pty. Limited ("REA" and, collectively with its various subsidiaries, "Reading Australia"). Reading Australia is currently engaged in the development and operation of multiplex cinemas featuring conventional film product and the development of entertainment centers in Australia. Reading Australia's 81 screens are located in seven leased, one managed and three owned locations.

   The Company commenced operations in New Zealand in 1997 and conducts operations in New Zealand through its wholly owned affiliate, Reading New Zealand Limited (collectively with its various subsidiaries, "Reading New Zealand"). At the present time, all of the Company's cinema interests are held through a 50/50 joint venture with an experienced cinema operator ("Berkeley Cinemas"). The joint venture currently operates three cinemas representing 13 screens at two owned and one leased facility. The entertainment center currently being constructed in Wellington is wholly owned by the Company, but it is anticipated that the 10 screen cinema included in the center will be managed by Berkeley Cinemas.

 Entertainment Center Development

   Reading Australia and Reading New Zealand are also engaged in the development of entertainment centers which will typically consist of a multiplex cinema, complementary restaurant and retail facilities, and convenient parking, all on land owned or controlled by the Company. In December 1999, the Company opened the cinema portion of its first entertainment center in Australia. Located in Perth, the entertainment center includes a 10 screen cinema and upon completion, approximately 19,000 square feet of retail space. The Company opened the multiplex cinema component of its second entertainment center in September 2000. That entertainment center, located in the Sydney suburb of Auburn, near the site of the Olympic Village, includes a 10 screen cinema and approximately 59,000 square feet of retail space. The leasing up of the ancillary space at its Perth and Auburn entertainment centers has proven more difficult than originally anticipated by the Company. However, at the present time, the Company has leased approximately 14% of the non-cinema rentable space at Perth and has signed offers to lease approximately 17% of the non-cinema rentable space at Auburn.

   The Company has encountered substantial competition from established cinema exhibition and shopping center interests in Australia. In many cases, the owners of potentially competing cinemas or shopping centers have opposed necessary land use approvals, and have been successful in substantially delaying the Company's projects. On a number of occasions, these competitors have built new cinemas or enlarged their cinemas located in the same market area during these periods of delay. Accordingly, the Company is currently reviewing a number of its entertainment center projects, and may ultimately determine not to proceed with one or more of such projects. Where a decision not to proceed is made with respect to land owned by the Company, the Company may either sell that land or apply it to other purposes. At the present time, Reading Australia owns or has development rights to own three parcels, which it currently holds as potential entertainment center locations and none of which currently produce material cash flow. The Company is currently reviewing the suitability of each of these three locations for entertainment centers, and no assurances can be given that any of these sites will ultimately be developed for such purposes, or at all, by the Company.

   Reading Australia also owns a 50% joint venture interest in an existing shopping center located on leased land in the Melbourne area of Victoria, which it acquired in anticipation of redevelopment as an entertainment center (the "Whitehorse Center"). Unfortunately, the Company's plans for the redevelopment of the center encountered substantial opposition from competing cinema interests, resulting in substantial delays for the project. In addition, the Company's joint venture partner has not proved to be the source of financial strength that was anticipated by the Company at the time it entered into the joint venture. During the development delays, significant additional cinema competition has entered the Whitehorse market. Accordingly, the Company has advised its joint venture partner that it desires to sell the shopping center, and commenced marketing the property for sale. However, the Company's joint venture partner has, to date, resisted the Company's efforts to effectuate a sale of the property. Based on the initial offers received, the Company recorded an impairment loss to bring the carrying value of the WPG interest and the related loan receivable from the joint venture partner to zero as the Company considers its investment in the Whitehorse Center to be unrecoverable.

   The Whitehorse Center is subject to a mortgage in the principal amount of $6,283,000 (the "Whitehorse Debt"), which is currently in default. In March 2001, the Company acquired that Whitehorse Debt from the bank which held that debt for $6,322,000. This amount includes the original principal amount of the loan, accrued interest, plus certain collection costs incurred by the bank through the date the Whitehorse Debt was acquired by the Company. The Company has commenced collection activities against the Whitehorse Center, and believes it not unlikely that the proceeds of the sale of the Whitehorse Center will be insufficient to cover the sum of (a) the price paid by the Company for the Whitehorse Debt, (b) recoverable costs of collection and (c) interest accruing on the Whitehorse Debt between the time it was acquired by the Company and the date the Whitehorse Center is sold. The Whitehorse Debt is currently accruing interest at the default rate of 13.5% per annum, and the Whitehorse Center is not currently generating sufficient cash flow to cover its costs.

   Reading New Zealand owns an 114,518 square foot site located in downtown Wellington, the capital and second largest city in New Zealand. The site includes a parking facility. In December 2000, the Company commenced development of a 144,000 square foot entertainment center on this site in addition to the existing 1,180 car parking facility. The Wellington Entertainment Center will include the only state-of-the-art stadium design cinema in Wellington, and will include approximately 36,000 square feet of leasable retail area. The Company currently has in place binding lease commitments with respect to approximately half of that non-cinema leasable area. It is currently anticipated that the Wellington Entertainment Center will open in March, 2002.

   Summarized below are the properties held by the Company as entertainment centers (Auburn and Perth), or which are currently under development as entertainment centers (Wellington), or which are currently under review for development as entertainment center locations. No assurance can be given that any of the properties held for development entertainment center locations will ever be developed:

                                                                    Estimated
                                                                   Development
                                                       Approximate   Size in
                             Land Size                   Cinema       Square
                             in Square   Approximate     Size in    Footage of
   Site                       Footage   Purchase Price Square Feet Improvements
   ----                      ---------- -------------- ----------- ------------
   Australia
   Auburn, NSW..............  499,122     $6,800,000     57,000      210,000
   Perth (Belmont)..........  103,204     $  945,000     41,000       69,000
   Frankston, Victoria......  227,750            N/A        --           --
   Moonee Ponds, Victoria...  124,754     $4,200,000     54,000      103,000
   Newmarket, Queensland....  176,528     $4,500,000     49,000      161,000

   New Zealand
   Wellington...............  151,803     $3,300,000     77,000      133,000

   In addition to the above, the Company has accumulated, as the consequence of three separate acquisitions, a fifty-acre site in Burwood, Victoria. This site was originally acquired for development of a megaplex cinema. However, such use is currently prohibited as a consequence of an adverse land use determination, which negated certain permits for the construction of cinemas on the site which were in place at the time the properties were acquired by Reading Australia. Due to the size of the accumulation and its location at the demographic center of the greater Melbourne metropolitan area, the Company believes that the accumulation has value substantially over and above its original purchase price and is currently reviewing its options as to potential development alternatives for the site.

 Joint Venture Cinemas

   Two of the Company's cinemas, consisting of 11 screens and located in country towns, are owned by Australia Country Cinemas Pty, Limited ("ACC"), a company owned 75% by Reading Australia and 25% by a company owned by an individual familiar with the market for cinemas in country towns. ACC has a limited right of first refusal to develop any cinema sites identified by Reading Australia or such individual which are located in country towns.

   One of the Company's cinemas, a 5 screen facility in Melbourne, is owned by a joint venture in which the Company has a 66.6% interest.

   Reading New Zealand has a 50% joint venture interest in a 5 screen multiplex cinema located in Whangaparoa, a 4 screen multiplex cinema located in Mission Bay, and a 4 screen cinema located in Takapuna. Reading New Zealand's partner in these ventures is an experienced cinema owner and operator. Two of the joint venture cinemas are fee properties and the third is leased.

 Certain Real Estate Development Risk Factors

   At the present time, the Company's activities in Australia and New Zealand are in significant part in the nature of speculative real estate development. While, in each case, the Company is its own anchor tenant, the success of the real estate aspects of the Company's business will depend upon a number of variables and are subject to a number of risks, some of which are outside of the Company's control. These variables and risks include, without limitation:

  . construction risks, such as weather, unknown and unknowable site conditions, and the availability and cost of materials and labor;

  . leasing risk with respect to ancillary space being constructed in connection with the entertainment centers--in certain cases such ancillary, space constitutes a substantial portion of the net leasable area of a particular entertainment center;

  . political risk, such as the possible change in midstream of existing zoning or development laws to accommodate competitive interests at Burwood; and

  . financing risks, such as the risk of investing U.S. dollars in Australia during times of currency exchange rate instability, and the difficulties of acquiring construction financing while the great majority of the Company's projects are developmental in nature.

   In light of these risks, no assurances can be given that the Company will be able to accomplish its business objectives in Australia and/or New Zealand. Furthermore, even if those objectives are eventually achieved, the realization of these objectives may require a longer period of time and a greater level of developmental costs than currently anticipated by the Company.

 Management of Cinemas

   Reading Australia's cinemas are managed by employees of the Company. Reading New Zealand's cinemas are operated by a Berkeley Cinemas.

 Background Information Regarding Australia

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

   Although Australia is the sixth largest country in the world in landmass, it only has a population of approximately 19.2 million people. This population is concentrated in a few coastal urban areas, with approximately 4.0 million in the greater Sydney area, 3.4 million in the greater Melbourne area, 1.7 million in the Brisbane area, 1.1 million in Adelaide and 1.4 million in Perth. Australia is one of the richest countries in the world in terms of natural resources per capita and one of the most economically developed countries in the world, although vast areas of the interior, known as "the Outback", remain all but uninhabited. The principal language is English, and the largest pan of the population traces its origin to Britain and Europe, although an increasing portion of the population has emigrated from the Far East. Australian taste in film has historically been similar to that of American audiences.

   Internal trade is dominated by the two most populous states, New South Wales (mainly Sydney) and Victoria (mainly Melbourne). Together these two states account for a majority of all wholesale trade and approximately 75% of all retail sales. At the present time, Australia's principal trading partners are the United States and Japan.

   Australia does not restrict the flow of currency into the country from the U.S. or out of Australia to the United States. Also, subject to certain review procedures, U.S. companies are typically permitted to operate businesses and to own real estate. On July 1, 2000, Australia implemented a goods and services tax ("GST") on all goods and services at a consistent rate of 10%. The Company does not believe that the GST has had a significant impact on the Company business.

 Background Information Concerning New Zealand

   New Zealand is a self-governing member of the Commonwealth of Nations. It is comprised of two large islands, and numerous small islands, with a total land area of approximately 104,500 square miles. The country has a population of approximately 3.6 million people, most of who are of European descent and the principal language is English. Wellington, with a population of approximately 350,000, is the capital and Auckland, with a population of approximately 1 million, the largest city. Most of the population lives in urban areas.

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

   Like Australia, New Zealand has a largely ceremonial governor-general, appointed by the Queen of England. However, the executive branch is run by a prime minister--typically the leader of the majority party in Parliament--and appointed ministers (typically chosen from the members of Parliament). The Parliament is elected by universal adult suffrage using a mixed member proportional system. Under this system, each voter casts two votes at the federal level, one for a local representative and one for a party. Fifty percent of the 120 seats in Parliament are determined by the direct election of local representatives, and the remaining fifty percent are elected based upon the number of votes garnered by the parties. The Prime Minister and his cabinet serve so long as they retain the confidence of the Parliament.

   With the exception of special excise taxes on tobacco, liquor, petroleum products and motor vehicles the only general sales tax is a GST imposed on all such services at the consistent rate of 12.5%. In effect, by a series of refunds, GST is only paid by the end-user of the goods or services in question. Resident companies pay income tax at a rate of 33%, however, dividend imputation credits generally prevent double taxation of company profits. There are no restrictions on repatriation of capital or profits, but some payments to overseas parties are subject to withholding tax. There is no capital gains tax, and there are tax treaties with many countries, including the United States.

   The laws for monitoring and approving significant overseas investment into New Zealand reflect the country's generally receptive attitude towards such investment and the generally facilitating nature of the country's foreign investment policies. One hundred percent overseas ownership can be approved in nearly all industry sectors, including motion picture exhibition and distribution. A review process is also applicable to certain land transactions and the purchase of businesses or assets having a value of NZ$10,000 or more.

 Licensing/Pricing

   Films are licensed under agreements with major film distributors and several local distributors who distribute specialized films. Film exhibitors are provided with an opportunity to view films prior to negotiating with the film distributor the commercial terms applicable to its release. Films are licensed on a film-by-film, theater-by-theater basis. Reading Australia and Reading New Zealand license films from all film distributors as appropriate to each location. Generally, film payment terms are based upon various formulas which provide for payments based upon a specified percentage of box office receipts. With the exception of two cinemas in Australia, the Company has not encountered material problems in getting access to first run film product. The exceptions have been one cinema located in the Downtown area of Sydney and one art and specialty cinema. The downtown Sydney market has long been dominated by the major film exhibitors. The art and specialty cinema located in a Melbourne competes directly with affiliates of one of the major film distributors in Australia for such art and specialty film product. The Company is currently proceeding under the Film Industry Code of Conduct and has sought the assistance of the Australian Consumer and Competition Commission (the "ACCC") in an attempt to get full and complete film supply for these cinemas. Also, the Company filed a lawsuit against Roadshow Film Distributors in 2001, alleging unconscionable conduct and other trade practice violation by Roadshow Film Distributors in failing to provide certain first run film to the Company's cinema in downtown Sydney and to supply the Company's Melbourne art and specialty cinema. No assurances can be given, however, that these efforts will be successful.

 Competition

   The film exhibition market in Australia and New Zealand is highly concentrated and, in certain cases, vertically integrated. The principal exhibitors in Australia and New Zealand include Village Roadshow Limited ("Village") with approximately 222 screens in Australia and 76 screens in New Zealand, Greater Union and affiliates with approximately 431 screens in Australia and Hoyts Cinemas ("Hoyts") with approximately 341 screens in Australia and 47 screens in New Zealand. Independents, as a group, operate approximately 703 screens in Australia and 164 screens in New Zealand. These figures, however, understate in certain respects the degree of concentration in Australia and New Zealand. Typically, the Major Exhibitors (Village, Greater Union and Hoyts) own the newer multiplex and megaplex cinemas, while the independent exhibitors typically have older and smaller cinemas. Accordingly, the Company believes it likely that the Major Exhibitors may control upwards of 80% of the total cinema box office in Australia and New Zealand. Also, the Major Exhibitors have in recent periods built a number of new multiplexes as joint venture partners or under shared facility arrangements, and have historically not engaged in head-to-head competition, except in the downtown areas of Sydney and Melbourne.

   Greater Union is the owner of Birch Carroll & Coyle and a part owner of Village. Generally speaking, all new multiplex cinema projects announced by Village are being jointly developed by Greater Union, Village, and Warner Bros. These companies have substantial capital resources. Village had a publicly reported consolidated net worth of approximately AUS$1 billion at June 30, 2000. The Greater Union organization does not separately publish financial reports, but its parent, Amalgamated Holdings, had a publicly reported consolidated net worth of approximately AUS$388 million at June 30, 2000. Hoyts Cinemas does not separately publish financial reports as it has been acquired by a major Australian media and entertainment company, Consolidated Press Holdings.

   The industry is also somewhat vertically integrated in that Roadshow Film Distributors--a company owned in equal parts by Village and Greater Union-- serves as a distributor of film in Australia and New Zealand for Warner Bros. and New Line. Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow Film Distributors.

   In the view of the Company, the principal competitive restraint on the development of its business in Australia and New Zealand is the limited availability of good sites. However, unless the Company is successful in its efforts before the ACCC to open access to film in certain markets, it may be that access to film will also prove to be a principal competitive restrain on the further development of its business in Australia. The Company's principal competitors and certain major commercial real estate interests have typically used the historical course of land use development in Australia to prevent or delay the construction of freestanding cinemas in new entertainment oriented complexes, particularly where those complexes are located outside of an established central business district or shopping center development. Competitors or shopping center landlords typically contest the suitability of the Company's projects, resulting in appeals to applicable land tribunals and delays in development. In the case of the Company's fifty acre site at Burwood, the Minister for Planning and Local Government preempted local zoning authorities to prohibit the Company's intended development of a 25 screen cinema complex, which would have competed with complexes owned by the principal theater operators in Australia and located in shopping centers owned by some of the principal retail landlords in Australia.

   As reported in a television news documentary aired by Australia's Network Nine, this decision by the minister followed a record-breaking cash contribution by Village Roadshow to that minister's political party. According to other published reports, the amount of that contribution was in the range of AUS$800,000.

   In light of published revelations about the extent to which major shopping center interests such as Westfields and major film exhibition companies, such as Village, have been willing to go to block competitive developments, the Company is hopeful that the use of these types of tactics will be reduced in Australia. Recently, for example, all opposition to the Company's project at the Whitehorse Center was dropped. However, it may be that such efforts were dropped primarily because the goal of such opposition--the delay of the Whitehorse development while other competitive cinema facilities were brought on line--had been accomplished. In the view of the Company, it is clear that the opposition of entrenched interests such as Westfields and Village have substantially delayed and otherwise adversely affected the Company's endeavors to become the largest independent cinema exhibitor in Australia.

   The Company generally has not encountered problems in obtaining access to first run film product in Australia or New Zealand. However, the Company has encountered some difficulty where it has attempted to take on the established competitors in the downtown area of Sydney and in one situation where an art and specialty cinema, owned by a joint venture in which the Company is a participant, competes with affiliates of Roadshow Film Distributors. The Company is currently pursuing its remedies under the Film Industry Code of Conduct, before the ACCC and in private litigation against Roadshow Film Distributors. Also, the Company is in litigation with Village, alleging various trade practice violations. Litigation, however, is more difficult for plaintiffs in Australia than in the United States due to the limits on the scope and extent of the discovery permitted under Australian law. Depositions, for example, are not provided for under Australian procedures.

   Currency Risk: Generally speaking, the Company does not engage in currency hedging. The Company presently intends, to the fullest extent possible, to operate its Australian and New Zealand operations on a self-funding basis. The book value, stated in U.S. dollars, of the Company's net assets in Australia and New Zealand, (assets less liabilities and excludes redeemable preferred stock), are as follows:

                                                                     Net Assets
                                                                     -----------
     Reading Australia.............................................. $29,804,000
     Reading New Zealand............................................   3,882,000
                                                                     -----------
                                                                     $33,686,000
                                                                     ===========

   The Company believes that its asset base in Australia should provide a sufficient capital base to support the borrowings needed to complete the cinema and entertainment center projects contemplated for 2001. The Company has put into place an Australian dollar denominated credit facility with an Australia based institutional lender to provide the funding required to complete the landlord's tenant improvement work at its entertainment centers in Perth and Auburn and to complete the cinema fit out of the leasehold cinema projects being constructed at the Chirnside shopping center.

   With respect to New Zealand, the Company likewise believes that its assets in New Zealand should provide a sufficient capital base to support the borrowings needed to complete the currently contemplated entertainment center in downtown Wellington. In December, 2000 the Company entered into a New Zealand dollar denominated credit agreement with a New Zealand based institutional lender, which the Company believes is sufficient to cover all of the remaining costs of its entertainment center in Wellington, including, without limitation, the costs of all of the landlord's tenant improvement work, and the fit out of the 10 screen cinema component of the entertainment center.

   At the present time, the Australian and New Zealand dollars are trading at the lower end of their historic 25-year range vis a vis the U.S. dollar. Set forth below is a chart of the exchange ratios between these three currencies over the past ten years.
[EXCHANGE RATES CHART OF CRAIG CORPORATION]

   Seasonality: Major films are generally released to coincide with the school holiday trading periods, particularly the summer holidays. Accordingly, Reading Australia and Reading New Zealand record greater revenues and earnings during the first half of the calendar year.

   Employees: Reading Australia has 23 full time executive and administrative employees and approximately 370 theater employees. Reading New Zealand currently has no employees. The Company believes its relations with its employees to be good.

Puerto Rico ("CineVista")

 General

   Acquired in 1994, CineVista currently operates 56 screens in eight leased facilities in Puerto Rico. During 1999, the Company opened a 12 screen complex at the Plaza Carolina, a regional shopping center in the San Juan area. The Company does not presently anticipate further expansion of this circuit, and would like to exit this market if a suitable buyer can be found.

   In Puerto Rico, the Company has determined to concentrate on multiplex cinemas located on leasehold properties, and the exhibition of conventional film product. All of CineVista's theaters are modern multi-screen facilities.

   CineVista derives approximately 68% of its revenues from box office receipts. Ticket prices vary by location, and provide for reduced rates for senior citizens and children. Box office receipts are reported net of a 10% excise tax imposed by Puerto Rico. Show times and features are placed in advertisements in local newspapers with the costs of such advertisements paid by CineVista. Film distributors may supplementally advertise certain feature films with the costs generally paid by distributors.

   Concession sales account for approximately 25% of total revenues. Concession products primarily include popcorn, candy and soda. CineVista has implemented training programs, incentive programs and experiments with product mix changes with the objective of increasing the amount and frequency of concession purchases by theater patrons.

   Screen advertising revenues contribute approximately 7% of total revenues. In Fiscal 2000, 1999 and 1998, CineVista had agreements with a major soft drink bottler and an independent advertising production company to show advertisements on theater screens prior to feature film showings. Other sources of revenue include revenues from theater rentals for meetings, conferences, special film exhibitions and vending machine receipts or rentals.

 Background Information about Puerto Rico and the Puerto Rican Cinema Market

   Puerto Rico is a self-governing Commonwealth of the United States with a population of approximately 3.8 million people. Puerto Rico exercises control over internal affairs similar to states of the United States; however, the relationship with the United States Federal Government is different than that of a state. Residents of Puerto Rico are citizens of the United States, but do not vote in national elections and, with certain exceptions, do not pay federal income taxes. Income taxes are paid instead under a system established by the Commonwealth. The United States mainland is Puerto Rico's largest trading partner.

   During the last five years, Puerto Rico has undergone significant retail shopping center development. During this period, the number of multiplex theaters has increased substantially. The Company's principal competitor, Caribbean Cinemas, a privately-owned company, has opened seven complexes adding approximately 64 screens since the beginning of 1996, and is expected to continue to open theaters competitive with those of CineVista. These new screens have adversely affected the Company's current operations. Since 1994, this competitor's share of the Puerto Rico box office has increased from 48% to 80%. The Company believes that the Puerto Rico market is currently over-built in many areas, and that there will be few, if any, opportunities in the near to medium term that would be attractive to the Company.

 Licensing/Pricing

   Films are licensed under agreements with major film distributors and several local distributors specializing in films of special interest to residents of Puerto Rico. Puerto Rico regulations generally require that film exhibitors be provided with an opportunity to view films prior to submitting bids, that film distributors provide advance notice of films which will be provided to the market, and are generally designed to preclude anticompetitive practices. Films are licensed on a film-by-film, theater-by-theater basis. Generally, film payment terms provide for payment to film distributors under various formulas, which provide for payments based upon a percentage of gross box office receipts.

   CineVista licenses film from substantially all of the major United States studios and is not dependent upon any one film distributor for all of its product. However, in the event the Company was unable to license film from a major studio, such lack of supply could have a material effect upon CineVista's business. CineVista believes that the popularity of the Puerto Rico exhibition market and Puerto Rico rules governing film licensing make such a situation unlikely. In 2000, films licensed from CineVista's eight largest film suppliers accounted for approximately 92% of CineVista's box office revenues.

 Competition

   The Company believes there are approximately thirty-two first-run movie theaters in daily operation with approximately 234 screens in Puerto Rico. Based upon number of screens, box office revenues and number of theaters, CineVista is the second largest exhibitor in Puerto Rico, with the two largest exhibitors accounting for over 99% of the box office revenues recorded in 2000, measured by theaters in daily operation. Competition among the theater exhibitors exists not only for theater patrons within certain geographic areas, but also for the licensing of films and the development of new theater sites. The number of sites suitable for multiplex cinemas is limited. CineVista's principal competitor is expected to continue to open theaters competitive with those of CineVista's.

   In Puerto Rico, the Company's strategy has been to build generally higher quality cinemas, with larger seats, more leg room and better sound than those constructed by its principal competitor, and to seek out and build in either well established retail centers with adequate parking on-site or in connection with the development of new retail centers being developed by experienced and well financed developers. The Company's principal competitor appears to have adopted a strategy of market dominance, building cinemas in areas which are, in the view of the Company, already over-screened, and offering rents which, again in the view of the Company, do not provide for an adequate return on capital for the cinema operator.

   Particularly injurious to the Company's competitive position in Puerto Rico was the opening in 2000 by Caribbean of a state-of-the-art multiplex cinema in the Plaza Las Americas. Prior to the opening of this cinema, the Company's cinema complex at the Plaza Las Americas was the Company's top grossing cinema in Puerto Rico. The Company believes that the entering into of the lease with respect to this cinema by the owner of the Plaza Las Americas and this competitor was in violation of agreements reached between the Company and the owner of the Plaza, and was an exercise of monopoly power by the Plaza and this competitor. The Company has commenced litigation against the owner of the Plaza and this competitor alleging, among other things, breach of contract, tortuous interference and various trade practice violations.

 Seasonality

   Most major films are released to coincide with the summer months, when schools are closed or the winter holiday seasons. Accordingly, CineVista has historically recorded greater revenues and earnings during the second half of the calendar year, except during 1998 when first half revenues were unseasonably high due to the strong box office performance of Titanic.

 Employees

   CineVista has approximately 160 employees in Puerto Rico, 12 of whom are employed under the terms of a collective bargaining agreement. The collective bargaining agreement expires in May 2001. The Company believes its relations with its employees in Puerto Rico to be good.

 Domestic Cinemas

   During 2000 and the first quarter of 2001,the Company disposed of substantially all of its domestic cinemas. At the present time, the Company's only domestic cinema assets is a passive 33.33% interest in AFC.

 Financial Information Relating to Industry Segments and Foreign and Domestic Operations

   See Note 3 to the Consolidated Financial Statements contained elsewhere herein.

 The 96 Reorganization and Stock Transactions

   In October 1996, the Company reorganized under a new Delaware holding company, Reading Entertainment, Inc., a Delaware corporation ("Reading Delaware") (the "96 Reorganization"). In the 96 Reorganization, each outstanding share of Reading common stock was, in effect, converted into a share of Reading Delaware common stock. Prior to the 96 Reorganization, the law of Pennsylvania controlled such matters. Following the 96 Reorganization, the law of Delaware controlled the internal corporate affairs of the Company. In December 1999, the Company reorganized under a new Nevada holding company, the current Reading Entertainment, Inc., a Nevada corporation. Accordingly, the internal corporate affairs of the Company are now controlled by the law of Nevada.

   Immediately after the 96 Reorganization, Reading Delaware issued common stock and preferred stock in exchange for cash and other assets valued at approximately $93,400,000 increasing shareholder's equity from approximately $69,000,000 to approximately $156,000,000 (the "Stock Transactions"). In the Stock Transactions, Reading Delaware issued to Citadel 70,000 shares of Series A Voting Cumulative Preferred Stock (the "Series A Preferred Stock"), and granted to Citadel the option to sell its assets to the Company on certain terms (the "Asset Put Option"), in exchange for $7,000,000 in cash. Reading Delaware issued to Craig Corp 550,000 shares of Series B Voting Cumulative Preferred Stock (the "Series B Preferred Stock") and 2,476,140 shares of Common Stock in exchange for 693,650 shares of Stater Bros. Preferred Stock, the 50% membership interest in Reading International Cinemas LLC ("RIC") not previously owned by the Company, and 1,329,114 shares of Citadel Preferred Stock. The Citadel Preferred Stock was redeemed by Citadel in December 1996 for approximately $6,200,000. The Stater Bros. Preferred Stock was repurchased by Stater Bros. in the third quarter of 1997 for approximately $73,900,000.

   Under the Asset Put Option, Citadel had the right, exercisable at any time until May 2000, to require the Company to acquire substantially all of Citadel's assets, and assume related liabilities (such as mortgages), in exchange for shares of Common Stock. In exchange for up to $20,000,000 in aggregate appraised value of Citadel assets, REI was obligated to deliver to Citadel that number of shares of Common Stock determined by dividing the value of the Citadel assets by $12.25. If the appraised value of the Citadel assets was in excess of $20,000,000, REI was obligated to pay for the excess over $20,000,000 by issuing Common Stock at the then fair market value of such stock. REI was not obligated to acquire more than $30,000,000 of assets. In light of the trading price of such common stock at the end of the option period, Citadel elected not to exercise its rights under the Asset Put Option, and that option has now expired.

   The Series A and Series B Preferred Stock (collectively, the "Convertible Preferred Stock") have stated values of $7,000,000 and $55,000,000, respectively. Holders of each series of the Convertible Preferred Stock are entitled to cast 9.64 votes per share, voting together with the holders of the Common Stock and the other series of Convertible Preferred Stock, on any matters presented to shareholders of REl. Each share of Series A Preferred Stock is convertible into shares of Common Stock at a conversion price of $11.50, and each share of series B Preferred Stock is convertible into shares of Common Stock at a conversion price of $12.25, each subject to adjustment under certain circumstances. The shares of Series A Preferred Stock may also be converted after a change in control. REI has the right to require conversion of the Series A Preferred Stock if the average market price of the Common Stock over a 180-calendar day period exceeds $15.525. REI granted certain registration rights to Citadel with respect to the shares of Common Stock, issuable on conversion of the Series A Preferred Stock and the Asset Put Option.

   Citadel has the right during the ninety day period beginning October 15, 2001, or in the event of a change of control of the Company, to require the Company to repurchase the Series A Preferred Stock at its stated value plus accrued and unpaid dividends plus, in the case of a change of control, a premium. In addition, if REI fails to pay dividends on the Series A Preferred Stock for four quarters, Citadel may require REI to repurchase the Series A Preferred Stock. Also, REI has certain rights to redeem the Convertible Preferred Stock at its option. Due to the redemption provisions, the Series A Preferred Stock is not included as a component of Shareholders' Equity in the Consolidated Balance Sheet and is separately categorized as "Preferred Stock". The Company anticipates that, in the event that the Consolidation Transaction is not consummated, Citadel will exercise its right to require the Company to repurchase the Series A Preferred Stock. As of December 31, 2000, the Company was two quarters in arrears with respect to payment of dividends on the Series A Preferred Stock. All dividends in arrears were paid in March 2001.

   This is the end of the materials copied from the Report on Form 10-K filed by REI for its year ended December 31, 2000.

Item 2--Properties

Craig Properties

   Although the ownership of real estate is an important element of the business of Reading and Citadel, the Company does not directly own any real estate other than a condominium property in a high rise residential building located in Hollywood, California, which the Company uses as executive offices that are available to the directors of the Company while they are in Los Angeles. The Company has a lease expiring in 2001 for approximately 5,000 square foot of office space in a Downtown Los Angeles high rise, which it uses as its principal executive offices and shares with Citadel. The Company has not guaranteed any of the leasehold or other obligations of any of its affiliates.

Reading Properties

 Executive and Administrative Offices

   The Consolidated Company leases approximately 19,000 square feet of office space in Manhattan and Los Angeles in the United States, in Melbourne, Australia and in San Juan, Puerto Rico.

 Entertainment Properties

  Leasehold Interests

   Subsequent to the sale of its domestic theaters to Citadel in March 2001, the Consolidated Company has no domestic theater leases. The Consolidated Company currently leases approximately 571,273 square feet of completed theater space in Australia and Puerto Rico as follows:

                                                                     Approximate
                                                                      Range of
                                                           Aggregate    Terms
                                                            Square   (including
                                                            Footage   renewals)
                                                           --------- -----------
     Australia............................................  368,599  29-40 years
     Puerto Rico..........................................  202,674   3-40 years

  Fee Interests

   In Australia, the Consolidated Company currently owns approximately 3,133,000 square feet of land at five locations. Substantially all of this land is located in the urban areas of Brisbane, Melbourne, Perth and Sydney, including the fifty-acre Burwood site in Melbourne.

   In New Zealand, the Consolidated Company owns a 151,800 square foot site, which includes an existing 327,000 square feet nine story parking structure in the heart of Wellington, the capital of New Zealand, and a 698,330 square foot parcel in Takanini, a suburb of Auckland. The Wellington site is being developed as an entertainment center which will incorporate the existing parking garage. the Takanini site is under a contract of sale, anticipated to close in second or third quarter of 2001. The Consolidated Company expects to close the sale at a gain of approximately $22,000, net of disposal costs.

   In the United States, the Consolidated Company owned no fee interest entertainment property at December 31, 2000. During 2000, the Consolidated Company sold the RGT to Citadel for $3,000,000, its approximate cost basis, less an amount equal to the sum of (1) the long-term liabilities of RGT and
(2) the difference between the short-term assets and liabilities of RGT. The Consolidated Company realized net proceeds of $1,708,000 from the sale of its interest in RGT.

 Joint Venture Interests

   Reading Australia owns (1) a 50% joint venture interest in the Whitehorse Center shopping center located on leased land in Melbourne; (2) a 66% joint venture interest in a leased five screen multiplex cinema in Melbourne; and
(3) a 75% interest in a venture which leases two cinemas with eleven screens in two Australian towns. As discussed previously in Part I--Item 1 "Reading Cinemas (Australia and New Zealand)", the Consolidated Company wrote off its investment in the Whitehorse Center during the second and third quarters of 2000. The Consolidated Company is currently endeavoring to sell the property.

   In New Zealand, the Consolidated Company has 50% joint venture interest in two fee properties and one leasehold property, totaling approximately 87,100 square feet. The two fee parcels are improved with cinema/restaurant complexes. The leasehold is improved with a new multiplex cinema.

 Non-Entertainment Properties

  Reading Australia

   In December 1995, Reading Australia acquired a fifty-acre site in Burwood, a suburban area within the Melbourne metropolitan area. Reading Australia had intended to build a multiplex theater on this site but the Minister for Planning and Local Government has intervened to negate certain permits that were in place at the time the land was acquired. The Company believes that the site has value as an assemblage for other uses, even if it is unable to develop the site as a theater, and is currently exploring other options.

 Domestic Non-Entertainment Real Estate

   When the Consolidated Company's railroad assets were conveyed to Conrail, the Consolidated Company retained fee ownership of approximately 700 parcels and rights-of-way located throughout Pennsylvania, Delaware, and New Jersey. Approximately fifteen parcels and rights-of-way located outside of Philadelphia are still owned by the Consolidated Company. The parcels consist primarily of vacant land and buildings, some of which are leased. No material value is currently attributed by the Consolidated Company to these real estate interests.

Item 3--Legal Proceedings

Craig Legal Proceeding

   The Company has been named in certain litigation resulting from the Stock Transactions in October 1996. That litigation is described separately below under the heading "Certain Shareholder Litigation". Also, while no formal examination has been commenced, the Internal Revenue Service has asked, in connection with its examination of the income tax return of Reading for the year ended December 31, 1996, that the Company agree to toll the statute of limitation with respect to its tax return filed for the year ended June 30, 1997.

Reading Legal Proceedings

 Certain Shareholder Litigation

   In September 1996, the holder of 50 shares of common stock commenced a purported class action on behalf of REI's minority shareholders in the Philadelphia County Court of Common Pleas relating to the 96 Reorganization and Stock Transactions. The complaint in the action (the "Complaint") named REI, Craig, two former directors of REI and certain of the then current directors of REI as defendants. The Complaint alleged, among other things, that the Independent Committee (set up to review the transactions), and the current and former directors of REI breached their fiduciary duty to the minority shareholders in the review and negotiation of the 96 Reorganization and Stock Transactions and that none of the directors of REI were independent and that they all were controlled by James J. Cotter, Craig or those controlled by them. The Complaint also alleged, in part, that the defendants failed to disclose the full future earnings potential of REI and that Craig would benefit unjustly by having its credit rating upgraded and its balance sheet bolstered and that the value of the minority shareholders' interest in REI was diluted by the transactions.

   In November 1996, plaintiffs filed an Amended Complaint against all of REI's directors at that time, its two former directors and Craig. The Amended Complaint does not name REI as a defendant. The Amended Complaint essentially restated all of the allegations contained in the Complaint and contended that the named defendant directors and Craig breached their fiduciary duties to the alleged class. The Amended Complaint sought unspecified damages on behalf of the alleged class and attorneys and experts' fees. On December 9, 1997, the Court certified the case as a Class Action and approved the plaintiff as Class Representative.

   On April 24, 1997, plaintiff filed a purported derivative action against the same defendants. This action included claims substantially similar to those asserted in the class action and also alleged waste of tax benefits relating to REI's historic railroad operating losses. REI moved to dismiss this case for failure by the plaintiff to comply with the mandated procedures for bringing such an action. On January 23, 1998, the Court dismissed the derivative action. The dismissal of the derivative action does not affect the class action case, nor does it preclude reassertion to the claims contained in the derivative action.

   On September 28, 1998, the defendants filed a motion for summary judgment. In February 2000, the Court granted summary judgment against the Plaintiff and in favor of all of the defendant directors. Craig was not dismissed, however, the Court agreed to reconsider Craig's motion in light of its decision to dismiss the claims against all of the defendant directors. Thereafter, the Court entered summary judgment in favor of Craig, and the plaintiff appealed the Court's determinations with respect to all defendants on February 8, 2001. REI is advised that all defendants intend to defend against that appeal.

 Redevelopment Authority of the City of Philadelphia v. Reading

   On December 12, 1997, the Redevelopment Authority filed an action in the Philadelphia Court of Common Pleas which relates to the 1993 sale of the Headhouse property by Reading to the Authority. Plaintiff has alleged discovery of various contaminants--asbestos, PCB's lead paint--and alleged past and future clean-up costs in excess of $1,000,000. The action was settled in 2000 for approximately $100,000.

 Whitehorse Center Litigation

   On October 30, 2000, Reading Australia commenced litigation in the Supreme Court of Victoria at Melbourne, Commercial and Equity Division, against its joint venture partner and the controlling stockholders of its joint venture partner in the Whitehorse Center. That action is entitled Reading Entertainment Australia PTY, LTD vs. Burstone Victoria PTY, LTD and May Way Khor and David Frederick Burr, and was brought to collect on a loan made by Reading Australia to Ms. Khor and Mr. Burr, which loan was guaranteed by Burstone Victoria PTY, LTD ("Burstone"). The defendants have asserted certain set-offs and counterclaims, alleging, in essence, that Reading Australia breached certain obligations it allegedly had to build a cinema at the Whitehorse Center, causing the defendants substantial damages. Reading believes that it has good and sufficient defenses to the defendants' assertions and counter claims. The case is currently in the discovery stage.

 Tax Audit

   Reading's 1996 tax return is under review by the Internal Revenue Service. While Reading believes its reporting position in such period to be reasonable and the Service has not alleged any deficiencies, no assurances can be made that the Reading's tax reporting position will be upheld.

 Other Claims

   The Consolidated Company is not a party to any other pending legal proceedings or environmental action which management believes could have a material adverse effect on its financial position. While the City of Philadelphia has asserted that the Consolidated Company's share of any environmental clean up costs related to its North Viaduct Property would be in the range of $3,500,000, the Company does not believe that it has any current obligation to commence such remediation and believes such estimate to be inaccurate.

Item 4--Submission of Matters to a Vote of Security Holders

   At the Company's 2000 Annual Meeting of Shareholders held on September 12, 2000, the shareholders elected the Company's directors and approved the adoption of the Company's 1999 Stock Option Plan. The results of the votes were as follows:

                                                             For     Withheld
                                                          ---------- ---------
     (1) Election of Directors:
       James J. Cotter................................... 51,278,812 8,061,080
       Margaret Cotter................................... 51,278,812 8,061,080
       William D. Gould.................................. 51,285,012 8,054,880
       Gerald P Laheney.................................. 51,285,012 8,054,880
       S. Craig Tompkins................................. 51,278,812 8,061,080
       Robert M. Loeffler................................ 51,285,012 8,054,880

                                              For      Against  Abstain/No-Vote
                                           ---------- --------- ---------------
     (2) Proposal to adopt the 1999 Stock
         Option Plan.....................  54,541,774 4,624,720     173,398

                                    PART II

Item 5--Market for the Registrant's Common Equity and Related Stockholder
Matters

   The Common Stock and the Class A Common Preference Stock of the Company are traded on the New York and Pacific Stock Exchanges. Set forth below are quarterly high and low closing prices on the NYSE for the following periods:

                                                  Class A Common
                                                    Preference
                                                      Stock       Common Stock
                                                  -------------- ---------------
                                                   High    Low    High     Low
                                                  ------ ------- ------- -------
     Year Ended December 31, 2000
     Quarter Ended:
     December 31, 2000........................... 3      2 1/8   3 1/4   2 1/2
     September 30, 2000.......................... 3 7/8  3       4 11/16 3
     June 30, 2000............................... 4 5/8  3 1/2   5 7/16  3 11/16
     March 31, 2000.............................. 6 1/8  3 2/3   6 5/8   4 3/4

     Year Ended December 31, 1999
     Quarter Ended:
     December 31, 1999........................... 6 5/16 5 3/16  6 3/4   5 3/4
     September 30, 1999.......................... 7 1/4  6 3/16  7 3/8   6 5/8
     June 30, 1999............................... 7 5/8  6 11/16 8 1/4   6 5/8
     March 31, 1999.............................. 7 7/8  6 5/16  8 1/16  7

   The approximate number of holders of record of the Company's Common Stock and Class A Common Preference Stock as of March 24, 2001 was 682 and 667, respectively. On March 24, 2001, the high, low and closing prices of the Company's Common Stock was as follows:

                                                                  Common Class A
                                                                  ------ -------
     High........................................................ $2.41   $2.10
     Low......................................................... $2.30   $1.80
     Closing..................................................... $2.41   $2.10

   On December 15, 1997, the Board of Directors declared a stock distribution of one share of Class A Common Preference Stock to all shareholders of the common stock (3,762,912 shares) and the Class A Common Preference Stock (1,622,000 shares) of record on January 5, 1998. The share prices for the first quarter of 1998 included in the table have been adjusted to reflect the pro forma impact on the historical market prices of the Common Stock and Class A Common Preference Stock resulting from such Class A Common Preference Stock distribution on February 1998 as if the distribution was a stock split. No cash dividends were declared or paid on the Company's Common Stock or Class A Common Preference Stock during the fiscal years ended December 31, 2000, 1999 and 1998. It is the current intention of the Board of Directors not to declare cash dividends, due to the Company's intention to use its excess cash in connection with the operation of the Company.

Item 6--Selected Financial Data

   The following table sets forth certain historical consolidated financial information for the Company. This table is based on, and should be read in conjunction with, the Consolidated Financial Statements included elsewhere herein and the related notes thereto (in thousands except per share data).

                                          Year Ended December 31,
                                -----------------------------------------------
                                  2000      1999      1998      1997     1996
                                --------  --------  --------  -------- --------
   Revenues...................  $ 42,307  $ 38,488  $ 33,929  $ 32,466 $ 27,865
   Net (loss) income
    applicable to common
    shareholders..............  $(12,134) $(15,808) $   (854) $  2,851 $ 42,552
   Basic (loss) earnings per
    share.....................  $  (1.16) $  (1.49) $  (0.08) $   0.26 $   3.78
   Diluted (loss) earnings per
    share.....................  $  (1.16) $  (1.49) $  (0.08) $   0.26 $   3.76

                                             As of December 31,
                                -----------------------------------------------
                                  2000      1999      1998      1997     1996
                                --------  --------  --------  -------- --------
   Total assets...............  $123,531  $148,006  $164,591  $167,125 $165,968
   Long term debt.............    14,390     1,035       920     1,609    1,016
   Redeemable preferred
    stock.....................     7,000     7,000     7,000     7,000    7,000
   Shareholders' equity.......  $ 53,811  $ 80,603  $ 95,342  $ 98,239 $ 99,829

   Fiscal 2000 results include the asset impairment write down of $11,743,000 (See Note 5 to the Consolidated Financial Statements included elsewhere herein).

   Fiscal 1999 results include the asset impairment write down of $17,319,000 and restructuring charge of $889,000 (see Note 5 to the Consolidated Financial Statements included elsewhere herein).

   Fiscal 1998 includes the results of three new cinemas which were opened during the year. Fiscal 1997 and 1996 includes a gain of approximately $2,000,000 and $58,978,000, respectively, from the conversion/redemption of the Company's common stock holdings in Stater to preferred stock. Fiscal 1997 includes the results of five new cinemas which opened during the year.

   In 1996, the Company changed its fiscal year end from September 30 to December 31 and began consolidating REI as a result of the Company's additional purchases of REI stock (see "Stock Transactions"), as compared to the equity method of accounting in previous periods.

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following review should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document. Historical results and percentage of ownership of affiliated companies are not necessarily indicative of operating results for any future period.

General

   Craig Corporation ("Craig Corp" and collectively with its wholly owned subsidiaries and corporate predecessors, the "Company" or "Craig", and collectively with its consolidated subsidiaries, the "Consolidated Company") is in the business of identifying, acquiring, owning, and strategically managing controlling interests in other operating companies. At December 31, 2000, the Consolidated Company's total assets of $123,531,000 and net loss applicable to common shareholders of $(12,134,000) were principally derived from its holdings in Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries and corporate predecessors, "Reading").

   At December 31, 2000, the Company owned REI common stock and REI Series B preferred stock representing approximately 78% of the voting power of that company, and 1,107,406 shares of the Class A and Class B common stock of Citadel Holding Corporation ("CHC" and collectively with its corporate predecessors and Consolidated subsidiaries, "Citadel") which, together with the 2,113,672 shares of CHC Class A and Class B common stock held by Reading, represented approximately 32.3% of the outstanding Class A and approximately 32.8% of the Class B common stock of CHC. The Company is not consolidated with Reading for federal income tax purposes, does not have common financing with Reading, and does not guarantee the obligations of Reading.

 Overview

   Reading is principally engaged in the business of developing, owning and operating multiplex theaters in Australia, New Zealand and Puerto Rico, and in developing and eventually operating theater based entertainment centers in Australia and New Zealand. Prior to March 2001, Reading was also principally engaged in the business of developing, owning and operating cinemas in the United States. In transactions in April and September 2000 and March 2001, Reading conveyed to CHC all of its domestic cinema interests other than a 33.3% passive membership interest in Angelika Film Center LLC ("AFC").

   During the past several years, Reading has been actively engaged in the construction of state-of-the art multiplexes, principally located in Australia. Certain of Reading's properties also include a non-cinema retail component. Though certain Australia-based cinemas commenced operation prior to 1999, a substantial majority of Reading's current Australia-based cinemas have been in operation for less than two years. The table below summarizes the number of cinema screens in operation as of each of the dates indicated.

                                               Australia/  Puerto
                                               New Zealand  Rico  Domestic Total
                                               ----------- ------ -------- -----
   December 31, 1998..........................      30       44      22      96
   December 31, 1999..........................      76       56      42     174
   December 31, 2000..........................      81       56      28     165

   In the preceding table, (1) the increase in the number of cinema screens in Australia and New Zealand is wholly comprised of newly-constructed multiplexes; (2) the increase in the number of cinema screens in Puerto Rico is represented by a newly-constructed, 12-screen multiplex that opened in December 1999; (3) the increase in the number of domestic screens during 1999 resulted from the addition of a newly-constructed, 12-screen multiplex and a refurbished existing 8-screen cinema; (4) the decrease in the number of domestic screens during 2000 resulted from closure of the 8-screen cinema, and the deconsolidation of AFC (6 screens) following the sale of a 50% interest to NAC.

   In addition to the theater openings and closings, Reading sold the Royal George Theatre ("RGT") to Citadel in September 2000. The RGT was originally acquired by the Company in February 1999. For these reasons, comparison of Reading's results between periods may prove difficult.

 Results of Operations

   The tables and narrative which follow set forth and discuss the results of operations for the three years ended December 31, 2000. In the tables below,
(1) theater revenues consist of admissions, concessions, and advertising; (2) theater expenses consist of the costs directly attributable to the operation of each complex (including film rental, employee-related, occupancy and operating costs, and depreciation); and (3) general and administrative expenses include all other costs attendant to the operation and management of the Consolidated Company's affairs, net of intercompany transactions. The revenues and expenses generated by the Consolidated Company's Australian and New Zealand operations have been translated at the average exchange rates for each period presented (dollars in thousands).

2000                      Australia  New Zealand Puerto Rico Domestic  Corporate  Total
----                      ---------  ----------- ----------- --------  --------- --------
Revenues................  $ 16,840      $ 539     $ 15,117   $  9,503   $   238  $ 42,237
Expenses................   (15,720)      (124)     (14,505)    (9,877)      (76)  (40,302)
General & administrative
 expenses...............    (5,279)      (667)      (1,041)      (237)   (5,454)  (13,244)
                          --------      -----     --------   --------   -------  --------
                            (4,159)      (252)        (429)      (611)   (5,282)  (11,309)
Asset impairment
 charge.................    (3,209)       (24)         --     (11,743)      --    (14,976)
                          --------      -----     --------   --------   -------  --------
(Loss) from operations..  $ (7,368)      (276)    $   (429)  $(12,354)  $(5,282) $(26,285)
                          --------      -----     --------   --------   -------  --------

1999                      Australia  New Zealand Puerto Rico Domestic  Corporate  Total
----                      ---------  ----------- ----------- --------  --------- --------
Revenues................  $  9,333      $ 297     $ 12,974   $ 15,504   $   380  $ 38,488
Expenses................    (8,753)       --       (12,381)   (13,319)     (182)  (34,635)
General & administrative
 expenses...............    (4,074)      (455)        (910)      (618)   (7,387)  (13,444)
                          --------      -----     --------   --------   -------  --------
                            (3,494)      (158)        (317)     1,567    (7,189)   (9,591)
Asset impairment
 charge.................       --         --       (17,319)      (136)     (753)  (18,208)
                          --------      -----     --------   --------   -------  --------
(Loss) income from
 operations.............  $ (3,494)     $(158)    $(17,636)  $  1,431   $(7,942) $(27,799)
                          --------      -----     --------   --------   -------  --------

1998                      Australia  New Zealand Puerto Rico Domestic  Corporate  Total
----                      ---------  ----------- ----------- --------  --------- --------
Revenues................  $  6,212      $ --      $ 16,210   $ 11,134   $   373  $ 33,929
Expenses................    (5,286)       --       (13,693)    (9,475)     (303)  (28,757)
General & administrative
 expenses...............    (3,739)      (176)      (1,292)      (597)   (6,093)  (11,897)
                          --------      -----     --------   --------   -------  --------
(Loss) income from
 operations.............  $ (2,813)     $(176)    $  1,225   $  1,062   $(6,023) $ (6,725)
                          --------      -----     --------   --------   -------  --------

 Industry Overview

   While 2000 gross box office revenues were generally comparable with those achieved in 1999, the cinema exhibition business as a whole has experienced a noticeable decline in admissions during 2000 as compared with 1999, the first such decline in many years. The decline in admissions has been generally attributed by exhibitors and by distributors to the inconsistent quality of wide-release films and the absence of highly successful independent films. Since a substantial portion of a cinema's profitability is derived from concession sales, the impact on the industries bottom line is greater than might be expected given publicly available box office revenue information. The adverse effect of this decline in admissions on cinema cash flow has been exacerbated by the significant increase in the number of motion picture screens in recent periods. Furthermore, not only have these declining admissions been spread over a larger number of screens, the greater availability of screens has resulted in the release of a larger number of prints, making movies more readily available to customers during their early weeks of release--a time period when film rentals are customarily at their highest. These dual influences have resulted in an increase in the percentage of revenues absorbed by film rentals due distributors (since film rentals are generally higher, as a percentage of box office revenues, during the initial period of theatrical release and since the greater availability and lack of staying power of most films released in 2000 have resulted in a higher percentage of the industries revenues being realized in the first few weeks of a films life) and a narrowing of the coverage afforded exhibitors' fixed costs.

 Operating Revenues

   The growth in theater revenues and expenses generated from the Australia, New Zealand, and Puerto Rico's operations generally resulted from an increase in the number of screens in operation during the year ended December 31, 2000 as compared with the same period in 1999 and 1998. This increase was primarily due to the new Australian cinema developments which completed their first full year of operations in 2000 and one multiplex in Puerto Rico that opened near the end of 1999. The increase in Australia's theater revenues was offset by the decrease in domestic theater revenues from the de-consolidation of AFC after April 5, 2000 and the closure of one cinema with 8 screens in June 2000.

   Australia revenues increased in 2000 from 1999 and 1998 as a result of the 51 screens that have been added since December 31, 1998. Approximately 46 of the 51 new screens were placed into operation late 1999 and 2000 was the first full year of operations for these cinemas.

   New Zealand revenues include rental income on a parking garage which was acquired in 1999 and proceeds from the Company's interest in a joint venture which operates three cinemas in New Zealand. Reading New Zealand's 2000 operating revenues were higher than that recorded in 1999 primarily due to the fact that the Company received revenue generated from the parking area previously held in a 50/50 joint venture. This joint venture was purchased by the Company in late 1999 and used as a parking area prior to commencement of site development.

   Puerto Rico revenues increased in 2000 from 1999, reflecting the results of the first full year of operation for the 12 screens that were added towards the end of 1999. Puerto Rico's theater revenue decreased in 1999 from 1998 primarily due to deteriorating market conditions as competing cinemas opened or completed a full year of operations. In addition, 1998 theater revenues included $459,000 in revenues from a San Juan six-screen cinema which was destroyed by a hurricane in September 1998 and not re-opened.

   Domestic revenues decreased in 2000 from 1999 mainly due to the closing of an 8-screen cinema in June 2000 and the deconsolidation of AFC in April 2000 as discussed above. The increase in domestic revenues in 1999 from 1998 was due to the two cinemas (20 screens) that opened in May and July of 1999 and $1,161,000 in revenue from the RGT.

 Operating Expenses

   Australia operating expenses increased in 2000 from 1999 and 1998 due to
(1) 51 new screens that were added in 1999 and 2000 and (2) start-up expenses associated with new cinema openings.

   New Zealand expenses also increased in 2000 from 1999 in line with the Company's increase in the revenues.

   Puerto Rico expenses were affected in 2000 by lower start-up costs associated with the opening of new cinemas which decreased when compared to 1999. With that exception, operating expenses in 2000, 1999 and 1998 were in line with the revenues.

   Domestic expenses decreased in 2000 from 1999 as a result of the Company's
(1) closing of an 8-screen cinema in June 2000, and (2) deconsolidation of AFC in April 2000. Expenses increased in 1999 from 1998 due primarily to the increased number of locations and screens in 1999 and the operations of the RGT which was acquired in March 1999.

 General and Administrative Expenses

   Australia expenses steadily increased from 1998 due to the level of infrastructure needed to support the opening and operation of 51 additional screens partially offset by a decrease in development costs written off.

   New Zealand expenses steadily increased from 1998 as a result of the Company's expanding real estate development activities. Substantially all such expenses are comprised of professional fees (legal and accounting) which are not direct project expenses.

   Puerto Rico expenses increased in 2000 from 1999 as a result of an increase in legal expenses relating to the Company's litigation against its principal competitor and other parties. Expenses decreased from 1998 to 1999 due primarily to the elimination of charges relating to the closing of ten screens during 1998 offset in part by increased write-offs of capitalized development costs and professional fees.

   Domestic expenses decreased in 2000 from 1999 primarily as a result of the Company's (1) closing of an 8-screen cinema in June 2000, and (2) deconsolidation of AFC in April 2000. Expenses remained comparable between 1999 and 1998. Expenses include $126,000, $488,000 and $488,000, in 2000, 1999 and 1998, respectively, of management fees paid to City Cinemas with respect to the management of certain of the Company's domestic cinemas. (See Note 3 to the Consolidated Financial Statements contained elsewhere herein.)

 Asset Impairment Charges

  2000

   During the fourth quarter of 2000, Reading determined to sell its remaining domestic cinema assets and concurrently with this decision, wrote down the carrying value of its four domestic cinemas (28 screens) to its estimated market value. The estimated market value of approximately $1,706,000 was calculated using a cash flow multiple of 6 applied on the aggregate cash flow generated from the four cinemas in 2000. Total write-downs of $11,743,000 were recorded in the year ended December 31. 2000.

   Also in 2000, Reading determined that its equity investment in the Australian joint venture that owns the Whitehorse Center (the "Whitehorse JV"), and its related note receivable from the controlling stockholders of its partners in that joint venture, were not recoverable from the proceeds which could reasonably be expected from the then intended disposition of the property by the joint venture. Accordingly, Reading reduced the carrying value of its aggregate investment by $342,000 and $2,067,000, respectively, which reduced Reading investment to zero.

   In addition, Reading determined that it would not proceed with one development project in Australia. Based upon this decision, management determined that the investment in this project was not recoverable and, accordingly, wrote off the Consolidated Company's investment of $1,142,000.

   1999

   During 1999, the Consolidated Company recorded an asset impairment charge of $17,319,000 relating to Puerto Rico cinema circuit. This change was taken in two quarters. During the third quarter of 1999, the Consolidated Company recorded an asset impairment loss of $197,000 representing the remaining carrying value of the 8-screen cinema it operates at the Plaza Las Americas Mall. Prior thereto, Reading had believed it had reached agreement with the landlord as to the terms of the lease with respect to the opening of a new 10-screen cinema at a second location in the mall. However, CineVista was advised by the landlord that the landlord had awarded the lease for the new cinema complex to Reading's principal competitor. In light of the anticipated adverse change in the Plaza cinema business upon the opening of a competing state-of-the-art cinema in the same mall, Reading evaluated the recoverability of its investment in the Plaza and determined that the entire carrying value of the Plaza was impaired and should be written off.

   During the fourth quarter of 1999, Reading determined that it should initiate efforts to exit the Puerto Rico cinema market. In anticipation thereof, the Consolidated Company recorded an assets impairment write down which reflects the difference between the carrying value of CineVista and the estimated net realizable value of the CineVista cinema circuit. The Consolidated Company has not categorized CineVista's assets as "Held for Sale" in the 1999 Consolidated Balance Sheet as the management does not believe that it is likely that a sale of other disposition of CineVista can be concluded within one year due to CineVista's poor competitive position in the Puerto Rican cinema exhibition market as well as the anticipated legal actions related thereto.

   During 1999, the Consolidated Company was advised by the partnership which manages the Consolidated Company's portfolio of leased equipment that the market for used computer equipment had deteriorated as the global Year 2000 compliance efforts created an overabundance of used computer equipment. In addition, a decision by a large lessee to upgrade its computer equipment, including equipment leased from the Consolidated Company's leasing portfolio, was also anticipated to have an effect upon the future value of the portfolio. Based upon the market valuation performed by the equipment vendors, the Consolidated Company determined that the estimated residual value of the equipment should be reduced to zero and wrote off the entire carrying value of $2,125,000 in 1999

   The Consolidated Company wrote off the carrying value of two of its domestic cinemas totaling $136,000 (net of payments due from a landlord of $100,000), in 1999. In addition, after a review of the estimated market value of certain domestic real estate held for sale, the Consolidated Company recorded a $203,000 impairment charge related to such real estate. In addition, in conjunction with a proposal to the City of Philadelphia (the "City") for the possible disposition of the environmentally impaired North Viaduct property in return for a cash payment from the Consolidated Company to the City, the Consolidated Company increased its environmental reserve by $500,000 from $1,256,000 to $1,756,000.

   During the fourth quarter of 1999, the Consolidated Company adopted a plan and commenced steps to relocate the Consolidated Company's headquarters from Philadelphia to Los Angeles and recorded a restructuring charge of $889,000 in 1999. The restructuring charge includes a provision for lease termination charges, duplicate office and employee expenditures and employee severance obligations.

 Non-operating Revenues and Expense

   Gain on sale of assets of approximately $10,488,000 in 2000 was comprised of the following: (1) sale of National Auto Credit Inc. ("NAC") common stock in November and December 2000 for an aggregate gain of $4,565,000, (2) sale of 50% membership interest in AFC to NAC for a gain of $4,797,000, and (3) sale of a real estate property at a gain of $1,126,000.

   Equity in earnings of affiliates include earnings from the Consolidated Company's investment in Citadel Big 4 Ranch, Inc. ("BRI"), the Whitehorse JV and two New Zealand joint ventures ("NZ JVs") in 2000, 1999, and 1998. Additionally, the Consolidated Company acquired equity investment in NAC as a result of the AFC sale in April 2000, and recorded an equity interest in AFC when the Company stopped consolidating AFC subsequent to the April 2000 sale.

   Equity in (loss) earnings of affiliates totaled $(2,315,000) in 2000, $4,023,000 in 1999, and $1,739,000 in 1998. The adverse change resulted primarily from (1) losses at Citadel in 2000, which reflected (a) write downs in connection with Citadel's investment in various agricultural partnerships, and (b) a negative margin produced by Citadel's cinema operations; (2) losses at NAC, which Reading began accounting for under the equity method in April 2000; and (3) losses in connection with Whitehorse JV and with respect to which Reading wrote down its entire remaining investment in 2000.

   Interest and dividend revenues were $1,735,000, $1,831,000 and $4,755,000 in each of the three years ended December 31, 2000, 1999, and 1998. Interest and dividend revenues steadily decreased over the three years ended December 31, 2000 as a result of a decreasing investable "Cash and cash equivalents" balance from $63,314,000 at December 31, 1998 to $16,475,000 at December 31, 2000. The Company's funds were deployed in its real estate and cinema development projects.

   Other income (expense) for 2000 included (1) an insurance settlement proceeds of approximately $949,000 received by Puerto Rico in connection with hurricane damage sustained in 1998, (2) a fee of $500,000 paid by NAC to the Company for a now-expired option less (3) certain miscellaneous non-operating expenses. Other income in 1999 was mostly comprised of a $604,000 insurance settlement received for damages incurred by Puerto Rico from the 1998 hurricane and in 1998, was primarily comprised of losses on foreign currency derivative contracts. The Company does not have any foreign currency derivative contracts in effect.

 Interest Expense

   Interest expense totaled $1,114,000, $534,000 and $224,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Increase in 2000 from 1999 reflects the interest expense relating to the new Australian and New Zealand lines of credit, in addition to the interest expense incurred by Puerto Rico. Increase from 1998 to 1999 was mostly due to the interest expense relating to CineVista's line of credit. Interest expense for 1998 was entirely due to the interest paid to Citadel for the $1,998,000 equity note.

 Minority Interest

   The components of "Minority Interest" is Fiscal 2000, 1999, and 1998 is as follows (in thousands):

                                                          2000    1999    1998
                                                         ------  ------  ------
     REI................................................ $4,991  $7,561  $1,972
     Angelika NY/Australian Cinemas.....................    (77)   (321)   (343)
                                                         ------  ------  ------
       Income (expense)................................. $4,914  $7,240  $1,629
                                                         ======  ======  ======

 Income Tax Provision

   Income tax expense of $660,000, $1,147,000, and $986,000 in 2000, 1999 and
1998, respectively, primarily reflect accruals for foreign withholding taxes which will be paid if certain intercompany loans are repaid, in addition to tax amounts for federal alternative minimum tax ("AMT") and state income and franchise taxes.

 Net Loss Applicable to Common Shareholders

   Net loss applicable to common stockholders includes the 6.5% per annum dividend on the $62,000,000 of Convertible Preferred Stock outstanding since October 15, 1996 and in addition, amortization of the asset put option in until its expiration in May 2000. The asset put option was fully amortized on May 14, 2000, when the asset put option expired unexercised.

   As a result of the above, the Consolidated Company's net loss totaled ($12,134,000), ($15,808,000), and ($854,000) in 2000, 1999, and 1998,
respectively.

Liquidity and Capital Resources

 Craig Corporation

   At December 31, 2000 and 1999, Craig had cash and cash equivalents of approximately $29,000 and $1,801,000. At December 31, 2000 and 1999, the Consolidated Company had cash and cash equivalents of approximately $16,475,000 and $15,077,000. REI is majority owned by the Company and accordingly, is included in the consolidated financial statements of the Company at December 31, 2000 and 1999. However, Craig and REI are separate public companies and each entity's capital resources and liquidity is legally independent of the other and any intercompany loans or receivables would require approval of each separate company's Board of Directors.

   In 2000, the administrative offices of Reading were moved to Los Angeles, in space adjacent to the current executive offices of the Company and Citadel, and the general and administrative functions and staffs of the three companies were consolidated and substantially all of the general and administrative employees of the three companies were moved to the Craig Corp. payroll. The costs of these employees, as well as general and administrative expenses such as executive office space rent, are now allocated among the various members of the Craig Group of Companies based upon the relative amounts of time spent by these employees on the business of such companies. These allocations are made in the first instance by management and are reviewed periodically by the Conflict Committees of the Boards of Directors of Craig Corp. REI and CHC. As a result of this management agreement with Reading and Citadel, (1) Craig Corp's general and administrative expenses have decreased significantly from prior years as a majority of the general and administrative costs are allocated to REI and CHC, and (2) Craig Corp's liquidity became dependent on the reimbursements of allocated costs from REI and CHC. As a result, the majority of Craig's liquidity was tied up in "Receivable from Affiliates" at December 31, 2000. All of the receivables from REI and CHC were collected in March 2001.

   Since Reading determined to become principally involved in the beyond the home or real estate based segment of the entertainment industry in 1993, it has funded its development activities principally from cash derived from the disposition of its historic railroad assets and other operating interest. In 1996, in view of the substantial capital resources required to take advantage of the opportunities available to it in this industry, Reading and Craig entered into the 1996 Stock Transaction which had the result of providing Reading with substantial liquid resources.

   The Stock Transaction transferred the title of a material portion of Craig Corp's assets to REI, resulting in Craig Corp's assets being principally comprised of REI Common and Preferred Stock. Accordingly, the future liquidity of Craig Corp has been principally dependent on Reading's ability to pay dividends annually. As of December 31, 2000, Reading has not paid the $7,150,000 in dividends on the Series B Preferred Stock held by Craig Corp. Reading does not currently have the resources to pay such dividends. As a result of the agreement to allocate various expenses among the members of the Craig Group of Companies, Craig Corp's liquidity is now less dependent on Reading's ability to pay dividends and more on the various group members' ability to reimburse Craig Corp for such expense allocations.

 Consolidated Company

   Since December 31, 1998, the Consolidated Company's cash and cash equivalents have decreased from approximately $63,314,000, to approximately $16,475,000 at December 31, 2000. During this period the Consolidated Company has utilized its available liquidity to (1) acquire land in Australia and New Zealand for the purpose of constructing state-of-the-art cinemas, or entertainment centers, thereon; (2) construct one entertainment center and begin construction of a second; (3) fit out newly-constructed cinema space in Australia, with respect to which the Consolidated Company is a tenant under long-term leases; (4) purchase a parking garage in New Zealand; and (5) construct two state-of-the-art cinemas on leased land, one in the United States and one in Puerto Rico. As a result of these investments, the Consolidated Company has added 51 theater screens in Australia and New Zealand (5 locations), 12 theater screens in Puerto Rico (one location), and 12 theater screens in the United States (one location) since 1998. Each of the complexes completed and opened since 1998 has been financed solely with the Consolidated Company's liquidity, except for one project located in Australia and one in Puerto Rico, with respect to which the costs of construction were financed with bank borrowings. In addition to its investments in now-operating cinemas, at December 31, 2000, the Consolidated Company had a recorded investment of $25,158,000 (at current exchange rates) in various land parcels, located in Australia and New Zealand, the majority of which are intended for future development. While each of these investments in undeveloped land had been financed with Consolidated Company's liquidity, a significant portion of the liquidity at December 31, 2000 was used to finance the Consolidated Company's purchase of the Whitehorse debt in the first quarter of 2001.

   As further described in Note 9, the Consolidated Company has various commitments which, in the aggregate, exceed its current liquidity. However, in November and December 2000, the Consolidated Company received approximately $14,702,000 in cash from the sale of its investment in NAC common stock to NAC (see Note 4). In addition to this cash infusion, the Consolidated Company obtained an Australian Line of Credit with a major bank which provides for borrowings of up to AUS$30,000,000 for the construction of an entertainment center and two cinemas in Sydney. The Australian Line of Credit Agreement is secured by a pledge of substantially all of Reading Australia's assets and requires Reading Australia to maintain various financial covenants, restricts dividends and limits additional borrowings. Also, Reading New Zealand entered into a loan agreement with a major New Zealand bank for borrowings up to NZ$30,400,000 for the purpose of the construction of the Wellington development and for the refinancing of the loan on the Wellington site. The loan is secured by a mortgage over the Wellington properties and pledge of the assets of Reading New Zealand and its subsidiaries associated with the Wellington project. While no assurances can be given, the Consolidated Company believes that it will be able to complete its development commitments for the year 2001 with funds from the Australian and New Zealand credit facilities and cash flow generated from operations. (These development commitments mostly consist of the Consolidated Company's build-out of certain tenant improvements in Auburn and Perth, Australia and fit out of Chirnside.) In addition, the Consolidated Company is currently working to sell the Whitehorse property.

   At December 31, 2000, the Consolidated Company had $900,000 outstanding under a line of credit with a major bank used to help finance the construction of the Carolina Mall 12-plex cinema in Puerto Rico. Subsequent to year end, the Consolidated Company paid off the Line of Credit in full.

   Citadel has the right, during the fourth quarter of 2001, to require the Consolidated Company to repurchase its Series A Voting Preferred Stock for $7,000,000 plus accrued but unpaid dividends. The Consolidated Company is presently current with its quarterly dividend obligation with respect to the Series A Preferred Stock. The Series B Voting Preferred Stock held by Craig Corporation ("Craig Corp" and collectively with its wholly owned subsidiaries and corporate predecessors, "Craig") is perpetual in nature. As of December 31, 2000, dividends in the amount of $7,150,000 had accrued on that stock and to date, Craig has not required that such arrearages be brought current. In the event that the publicly announced consolidation transaction currently being reviewed by the Conflicts Committees of REI, Craig Corp and CHC is consummated, these securities and obligations will become intra-company in nature. The Consolidated Company is advised that the controlling stockholder of REI, Craig Corp. and CHC support such a consolidation transaction.

   In addition to the foregoing, the Consolidated Company owns several land parcels located in Australia which have yet to be developed. As part of its annual planning process, management intends to assess whether these properties can be economically developed, either independently or through joint ventures, or whether one or more of these properties should be marketed for sale, though at present, the Consolidated Company has no intentions of marketing these properties, except for the Whitehorse JV property as discussed previously.

   The following summarizes the major sources and uses of cash funds in each of the three years ended December 31, 2000, 1999 and 1998:

   2000

   Cash and cash equivalent increased $1,398,000 in 2000 from $15,077,000 in 1999 to $16,475,000 at December 31, 2000. Working capital improved $4,232,000 from $2,879,000 at December 31, 1999 to $7,111,000 at December 31, 2000.

   The Consolidated Company's principal sources of cash funds in 2000 were as follows:

  .  $19,197,000 from disposal of assets.

  .  $16,753,000 from Australian and New Zealand bank borrowings.

  .  $1,027,000 in distributions from the AFC and NZ joint ventures.

  .  $695,000 in loan repayments received from the NZ joint ventures.

   The proceeds from disposal of assets were from (1) the sale of NAC common stock in November and December 2000 for $13,500,000; (2) the sale of Royal George LLC to Citadel in September 2000 for $2,908,000; (3) the sale of the Parkway real estate property in April 2000 for $1,394,000; (4) the sale of City Cinemas options to Citadel in February 2000 for $1,000,000; (5) the sale of Angelika Dallas development rights to Citadel in September 2000 for $356,000; and (6) the sale of obsolete equipment by Reading Australia.

   In addition to the payment of operating expenses, the Consolidated Company's principal uses of cash funds were as follows:

  . $18,708,000 in purchases of property and equipment ($18,351,000 in Australia and $357,000 in the U.S).

  .  $6,519,000 in loan repayment.

  .  $971,000 in purchase of development property in New Zealand.

  . $228,000 of dividend payments on the Company's Series A Convertible Preferred Stock.

   1999

   Cash and cash equivalent decreased $48,237,000 in 1999 from $63,314,000 in 1998 to $15,077,000 at December 31, 1999. Working capital decreased $45,566,000 from $48,445,000 at December 31, 1998 to $2,879,000 at December
31,1999.

   Principal sources of liquid funds in 1999 were (i) proceeds from short-term debt in the amount of $4,369,999, and (ii) proceeds from sale of investment properties. In addition to payment of operating expenses, the principal use of cash funds included $40,958,000 in acquisition of property held for development and the acquisition of property and equipment, approximately $879,000 for the repurchase of Craig Corp securities, and $7,398,000 of payments made on purchase commitments. Additionally, principal sources of liquid funds included a net increase of $1,343,000 in "Accounts Payable and accrued expenses".

   1998

   "Unrestricted cash and cash equivalents decreased $34,888,000 in 1998 from $98,202,000 in 1997 to $63,314,000 at December 31, 1998. Working capital decreased $42,320,000 from $89,765,000 at December 31, 1997 to $47,445,000 at
December 31, 1998.

   Other sources of liquid funds in 1998 include $4,531,000 in interest income, a net increase in purchase commitments of $4,550,000, and real estate revenue of $373,000.

   In addition to the payment of operating expenses, the principal use of cash funds included the repurchase of Craig Corp common stock totaling $984,000, the payment of $455,000 of dividends with respect to the REI Series A Convertible Preferred stock, purchases of property and equipment of $11,083,000 ($1,772,000 which related to Reading Australia, $7,106,000 which related to CineVista, and $2,205,000 relating to the Domestic Cinemas), the investment of $12,445,000 in property held for development ($2,645,000 relates to Reading New Zealand and $9,800,000 relates to Reading Australia), the payment of $1,370,000 relating to the acquisition of the Royal George Theater, the payment of $1,272,000 relating to a deposit and other costs associated with the City Cinemas Transaction and the OBI Transaction, the investment of $4,290,000 by Reading New Zealand in two joint ventures (including a loan of $587,000 to a joint venture partner with respect to property on which Reading New Zealand intends to develop a cinema) and investments in CHC and BRI common stock of $3,636,000 (See Note 7 to the Consolidated Financial statements contained elsewhere herein).

 Commitments and Contingencies

   REI's 1996 tax return is under review by the Internal Revenue Service ("IRS"). While REI believes its reporting position in such period to be reasonable and the IRS has not alleged any deficiencies, no assurances can be made that REI's tax reporting position will be upheld. A determination of the tax issues relative to REI may have an effect on Craig Corp.

   Reading Australia has a contractual obligation to construct an entertainment center in Frankston by May 27, 2001. Given the state of development at this site, Reading Australia will not be able to complete its contractual obligations in a timely manner. Development on the site has been delayed, while Reading Australia has considered the viability of the project, and evaluated other sites for cinema development in Frankston and other potential uses for its current development site. The Consolidated Company is currently assessing its alternatives with respect to the project but does not presently believe that its failure to construct the entertainment center will result in material liability to the Consolidated Company. However, no assurances can be given in this regard.

 Effects on Inflation

   The Consolidated Company does not believe that inflation has a material effect upon its existing operations.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000 and requires all derivatives to be recorded on the balance sheet at fair value as either assets or liabilities depending on the rights or obligations under the contract. SFAS 133 also establishes new accounting methodologies for the following three classifications of hedges: fair value, cash flow and net investment in foreign operations. Management believes the adoption of SFAS 133 will not have a material impact on the Company's financial position or results of operations.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of 2000. Management believes that the Company is in compliance with the requirements of SAB 101, and therefore does not expect that the adoption of SAB 101 will have a material effect on the Company's results of operations or on its financial position.

   In March 2000, the FASB issued Financial Interpretation No. 44 ("FIN 44"). "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB No. 25". FIN 44 clarifies the application of APB 25 for certain issues including: (1) the definition of employee for purposes of applying APB 25, (2) the criteria for determining whether a plan qualifies as a non-compensatory plan, (3) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and
(4) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which were effective after December 15, 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

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

   Historically, the Consolidated Company maintained most of its cash and cash equivalent balances in Eurodollar time deposits (U.S dollar denominated deposits in banks located outside of the United States) and in short-term money market instruments with original maturities of six months or less. Eurodollar time deposits are not readily marketable and therefore are not subject to price risk due to changes in interest rates, although the Consolidated Company may lose the ability to realize the benefit of increased interest income if interest rates were to rise. Other money market investments are subject to price risk and will decline in value if interest rates increase. Due to the short-term nature of such investments and the small amount of the Consolidated Company's cash and cash equivalents invested in such instruments, a change of 1% in short-term interest rates would not have a material effect on the Consolidated Company's financial condition. The Consolidated Company expended its remaining cash balances during 2000. Thereafter, the Consolidated Company anticipates funding its commitments with borrowed funds and cash flow. The Consolidated Company may, from time to time, elect to fix interest rates on borrowed funds, however, no decision has been made at this time.

   Approximately 65% and 5% of the Consolidated Company's net assets (assets less liabilities) were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, at December 31, 2000 compared to 73% and 5% at December 31, 1999. At December 31, 2000, $2,852,000 of the Consolidated Company's $16,446,000 in cash and cash equivalents was invested in Australian and New Zealand dollars compared to $9,770,000 of the $13,277,000 in Cash and cash equivalents for the prior year. The Consolidated Company has secured bank borrowings for developments planned for 2001. Such borrowings are originated in the local currencies. Unless the Consolidated Company elects to hedge its foreign exchange exposure, approximately 42% of the Consolidated Company's net assets (based upon the amount at December 31, 2000) will continue to be invested in assets subject to exchange fluctuations between the U.S. and Australian and New Zealand dollars. At December 31, 1999 approximately 77% of the Consolidated Company's net assets were invested in assets subject to currency fluctuations. The Consolidated Company has no current plan to hedge such exposure.

   During 2000, the Consolidated Company recognized an unrealized foreign currency translation loss of approximately $11,885,000 (included as a component of comprehensive loss in the Consolidated Statement of Shareholders' Equity contained elsewhere herein) compared to an unrealized gain of approximately $1,948,000 during 1999. The unrealized loss recorded during 2000 related to the decrease in the value of the Australian and New Zealand dollars relative to the U.S dollar of approximately 15.0% and 15.2%, respectively, between December 31, 2000 and 1999. Conversely, the gain recognized in 1999 related to an increase in the value of the Australian and New Zealand dollars relative to the U.S. dollar of approximately 6.7% and 1.3%, respectively, between December 31, 1999 and December 31, 1998, and the corresponding effect upon the carrying value of Reading Australia's and Reading New Zealand's assets. The exchanges rates of the U.S dollar per Australian dollar were $0.5560 and $0.6543 at December 31, 2000 and 1999, respectively, and the exchange rates of the U.S dollar per New Zealand dollar were $0.4423 and $0.5215 at December 31, 2000 and 1999, respectively.

   During 1999 and 1998, the impact on income from operations of fluctuations in the relative value of the U.S, the Australian and New Zealand dollars was not material since most of the Consolidated Company's projects were in their developmental stages and the foreign dollar income was minimal. In September 2000, however, Reading Australia opened the cinema portion of its Auburn development and anticipates opening another development in 2001. As more of the Consolidated Company's cinemas exhibition business becomes concentrated in Australia and New Zealand in 2001, the Consolidated Company's income from operations may be significantly affected by foreign currency exchange rate fluctuations.

Item 8--Financial Statements and Supplementary Data

                                     INDEX

                                                                          Page
                                                                          ----
Consolidated Balance Sheets--December 31, 2000 and 1999..................  42

Consolidated Statements of Operations--Three Years Ended December 31,
 2000....................................................................  43

Consolidated Statements of Stockholders' Equity--Three Years Ended
 December 31, 2000.......................................................  44

Consolidated Statements of Cash Flows--Three Years Ended December 31,
 2000....................................................................  45

Notes to Consolidated Financial Statements...............................  46

Report of Independent Auditors--Deloitte & Touche........................  79

Report of Independent Auditors--Ernst & Young............................  80

                       CRAIG CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
ASSETS
------

Cash and cash equivalents (Note 1)...................    $ 16,475     $ 15,077
Receivables..........................................       2,749          695
Restricted cash......................................       1,267          948
Inventories (Note 1).................................         267          316
Prepayments and other current assets.................         945        1,389
Assets held for sale (Note 6)........................       4,039        5,740
Due from affiliate...................................         --         1,000
                                                         --------     --------
   Total current assets..............................      25,742       25,165
Equity investment (Note 7)...........................      17,650       19,386
Note receivable from joint venture partners..........         421        1,549
Property held for development........................      25,158       31,623
Property and equipment, net (Note 8).................      52,398       58,501
Other assets.........................................       2,162        1,807
Excess of cost over net assets acquired, net (Note
 1)..................................................         --         9,975
                                                         --------     --------
   Total assets......................................    $123,531     $148,006
                                                         ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities
  Accounts payable...................................    $  4,216     $  3,340
  Film rental payable................................       1,719        1,718
  Accrued property costs.............................       3,591        4,355
  Accrued taxes......................................       1,428          708
  Note payable--current (Note 10)....................       4,476        8,618
  Note payable to Citadel (Note 7)...................       1,998        1,998
  Other liabilities..................................       1,203        1,549
                                                         --------     --------
   Total current liabilities.........................      18,631       22,286
  Note payable (Note 10).............................      14,390        1,035
  Other liabilities..................................       5,577        5,917
  Deferred tax liabilities...........................       8,368        8,368
                                                         --------     --------
   Total liabilities.................................      46,966       37,606
Redeemable Preferred stock of Reading................       7,000        7,000
Minority interest in equity of subsidiaries..........      15,754       22,797

Commitments and Contingencies (Note 9)

Stockholders' equity
  Preferred stock, par value $0.25, 1,000,000 shares
   authorized, none issued...........................         --           --
  Class A common preference stock, par value $0.01,
   10,000,000 shares authorized, 8,734,065 issued and
   7,058,408 and 7,058,412 outstanding at December
   31, 2000 and 1999, respectively (Note 12).........          87           87
  Class B common stock, par value $0.01, liquidating
   value $5.00 per share, 20,000,000 shares
   authorized, none issued...........................                      --
  Common Stock, par value $0.25, 7,500,000 shares
   authorized, 5,444,065 shares issued and 3,402,308
   and 3,628,612 outstanding at December 31, 2000 and
   1999, respectively (Note 12)......................       1,361        1,361
  Additional paid-in capital (Note 7)................      28,804       31,111
  Accumulated other comprehensive (loss) (Note 20)...     (15,937)      (4,052)
  Retained earnings..................................      61,315       73,449
  Cost of treasury shares, 3,716,906 and 3,607,406
   shares at December 31, 2000 and December 31, 1999,
   respectively......................................     (21,819)     (21,353)
                                                         --------     --------
   Total stockholders' equity........................      53,811       80,603
                                                         --------     --------
   Total liabilities and shareholders' equity........    $123,531     $148,006
                                                         ========     ========

          See accompanying notes to consolidated financial statements.

                       CRAIG CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands except per share amounts)

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
Revenues
  Theater
    Admissions.................................. $ 29,307  $ 27,604  $ 24,792
    Concessions.................................    9,706     8,450     7,625
    Advertising and other.......................    2,458     1,757     1,139
  Real estate...................................      766       677       373
                                                 --------  --------  --------
                                                   42,237    38,488    33,929
Expenses
  Theater costs.................................  (35,381)  (29,644)  (24,370)
  Theater concession costs......................   (2,109)   (1,930)   (1,653)
  Depreciation and amortization.................   (2,812)   (3,061)   (2,570)
  Loss from joint venture.......................      --        --       (164)
  General and administrative....................  (13,244)  (13,444)  (11,897)
  Asset impairment and restructuring charges
   (Note 5).....................................  (14,976)  (18,208)      --
                                                 --------  --------  --------
                                                  (68,522)  (66,287)  (40,654)
Operating loss..................................  (26,285)  (27,799)   (6,725)
Other income (expense)
(Loss) earnings from equity investments (Note
 7).............................................   (2,315)    4,023     1,739
Interest and dividend income....................    1,735     1,831     4,755
Interest expense................................   (1,114)     (534)     (224)
Gain on sale of assets (Note 4).................   10,488       --        --
Other income (expense) net (Note 15)............    1,558     1,033      (587)
                                                 --------  --------  --------
Loss before minority interests and income
 taxes..........................................  (15,933)  (21,446)   (1,042)
Minority interest...............................    4,914     7,240     1,629
                                                 --------  --------  --------
(Loss) earnings before income taxes.............  (11,019)  (14,206)      587
Income tax expense (Note 14)....................     (660)   (1,147)     (986)
                                                 --------  --------  --------
Net loss........................................  (11,679)  (15,353)     (399)
Dividends paid on subsidiary redeemable
 preferred stock................................     (455)     (455)     (455)
                                                 --------  --------  --------
Net loss applicable to common shareholders...... $(12,134) $(15,808) $   (854)
                                                 ========  ========  ========
Basic and diluted loss per share (Note 1)....... $  (1.16) $  (1.49) $  (0.08)
                                                 --------  --------  --------


          See accompanying notes to consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years Ended December 31, 2000, 1999, and 1998
                            (dollars in thousands)

                          Common Stock     Class A              Accumulated
                           Outstanding  Common Stock               Other               Treasury      Total
                          ------------- -------------          Comprehensive Retained  Stock at  Stockholders'
                          Shares Amount Shares Amount Capital  Income (Loss) Earnings    Cost       Equity
                          ------ ------ ------ ------ -------  ------------- --------  --------  -------------
Balances at December 31,
 1997...................  5,444  $1,361 7,030   $16   $30,828    $ (4,323)   $ 90,111  $(19,754)   $ 98,239
Net loss................    --      --    --     --       --                     (399)      --         (399)
Comprehensive loss--
 Foreign currency
 translation............                                           (1,677)                           (1,677)
                                                                                                   --------
Total comprehensive
 loss...................                                                                             (2,076)
Stock repurchases.......    --      --    --     --       --          --          --       (984)       (984)
Issuance of stock
 dividend...............    --      --  1,704   $71       (71)        --          --        --          --
Issuance of treasury
 stock..................    --      --    --     --       354         --          --        264         618
Dividends paid on
 Reading preferred
 stock..................    --      --    --     --       --          --         (455)      --         (455)
                          -----  ------ -----   ---   -------    --------    --------  --------    --------
Balances at December 31,
 1998...................  5,444  $1,361 8,734   $87   $31,111    $ (6,000)   $ 89,257  $(20,474)   $ 95,342
Net loss................    --      --    --     --       --                  (15,353)      --      (15,353)
Comprehensive loss--
 Foreign currency
 translation............                                            1,948                             1,948
                          -----  ------ -----   ---   -------    --------    --------  --------    --------
Total comprehensive
 loss...................                                                                            (13,405)
Stock repurchases.......    --      --    --     --       --          --          --       (879)       (879)
Dividends paid on
 Reading redeemable
 preferred stock........    --      --    --     --       --          --         (455)      --         (455)
                          -----  ------ -----   ---   -------    --------    --------  --------    --------
Balances at December 31,
 1999...................  5,444  $1,361 8,734   $87   $31,111    $ (4,052)   $ 73,449  $(21,353)   $ 80,603
Net loss................    --      --    --     --       --                  (11,679)      --      (11,679)
Comprehensive loss--
 Foreign currency
 translation............                                          (11,885)                          (11,885)
Total comprehensive
 loss...................                                                                            (23,564)
Stock repurchases.......    --      --    --     --       --          --          --       (466)       (466)
Decrease in equity of
 Citadel(Note 7)........    --      --    --     --    (2,307)        --          --        --       (2,307)
Dividends paid on
 Reading redeemable
 preferred stock........    --      --    --     --       --          --         (455)      --         (455)
                          -----  ------ -----   ---   -------    --------    --------  --------    --------
Balances at December 31,
 2000...................  5,444  $1,361 8,734   $87   $28,804    $(15,937)   $ 61,315  $(21,819)   $ 53,811

         See accompanying notes to consolidated financial statements.

                       CRAIG CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                   Years ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Operating activities
Net loss........................................  $(11,679) $(15,353) $   (399)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
 Depreciation...................................     2,001     2,628     1,895
 Amortization...................................       811       433       675
 Asset impairment and restructuring charges.....    14,976    18,208       --
 Deferred rent expense..........................       434       395       217
 Equity in losses (earnings) of affiliates......     2,315    (4,023)   (1,739)
 Write off of capitalized development...........         4      (392)      385
 (Gain) loss on sale of assets..................   (10,488)       88       634
 Minority interest..............................    (4,914)   (7,240)   (1,629)
Changes in operating assets and liabilities:
 (Increase) in receivables......................    (1,083)      --        --
 (Increase) decrease in current assets..........    (1,826)     (925)    1,348
 Increase (decrease) in payables................     3,243     1,343      (571)
 Increase (decrease) in film rental.............       370       357      (284)
 Decrease in other liabilities..................      (679)      (18)     (447)
 Decrease (increase) in other, net..............        22       595       (27)
                                                  --------  --------  --------
   Net cash (used in) provided by operating
    activities..................................    (6,493)   (3,127)      215
                                                  --------  --------  --------
Investing activities
Purchase of property held for development, net..      (971)   (1,739)  (12,445)
Purchase of property and equipment..............   (18,660)  (39,219)  (11,083)
Payments on property purchase commitments.......       --     (7,938)   (3,397)
Decrease due to deconsolidation of Angelika.....      (636)      --        --
Decrease (increase) in joint venture
 investment.....................................     1,570      (275)   (2,601)
Loan to joint venture partners..................       --        --       (594)
Proceeds from sale of assets....................    18,197     2,146       --
Proceeds from sale of option to Citadel.........     1,000       --        --
Investment in Citadel Common Stock..............       (31)      --        --
Investment in Big 4 Common Stock................       --        --     (3,636)
Investment in the Royal George Theatre..........       --       (105)   (1,369)
Investment in New York live theaters and City
 Cinemas........................................       --        --     (1,332)
(Increase) decrease in restricted cash..........      (610)       44     3,664
                                                  --------  --------  --------
   Net cash used in investing activities........      (141)  (47,086)  (32,793)
                                                  --------  --------  --------
Financing activities
Minority interest distributions.................  $    (43) $   (470) $   (417)
Capital contribution from minority partner......        28       278       --
Payment of Reading preferred dividends..........      (228)     (455)     (455)
Proceeds from borrowings........................    16,753     4,639       601
Treasury stock repurchases......................      (465)     (879)     (984)
Repayment of notes payable......................    (6,519)     (739)     (766)
                                                  --------  --------  --------
   Net cash provided by (used in) financing
    activities..................................     9,526     2,374    (2,021)
                                                  --------  --------  --------
Effect of foreign exchange rate changes.........    (1,494)     (398)     (289)
                                                  --------  --------  --------
Increase (decrease) in cash and cash
 equivalents....................................     1,398   (48,237)  (34,888)
Cash and cash equivalents at beginning of the
 period.........................................    15,077    63,314    98,202
                                                  --------  --------  --------
Cash and cash equivalents at end of period......  $ 16,475  $ 15,077  $ 63,314
                                                  --------  --------  --------
Supplemental disclosures
Interest paid...................................  $    884  $    471  $    220
Taxes paid......................................  $     83  $    320  $    408

Non-Cash Transaction (Note 4)
Exchange of 50% interest in Angelika for equity
 investment in National Auto Credit, Inc. (Note
 4)
Debt extinguished as a part of the Royal George
 Theatre sale (Note 4).
SAB 51 loss (Note 7)

          See accompanying notes to consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

Note 1--Summary of Significant Accounting Policies

   The consolidated financial statements include the accounts of Craig Corporation ("Craig Corp") and its wholly owned subsidiaries (collectively with Craig Corp "Craig" or the "Company") and its majority owned subsidiaries (collectively, the "Consolidated Company"). Such majority owned subsidiaries include the accounts of Reading Entertainment, Inc. ("REI" and together with its consolidated subsidiaries, "Reading").

   The Company's principal holdings at December 31, 2000 consisted of (i) common and preferred stock representing approximately 78% of the voting power of REI, (ii) Class A Nonvoting and Class B Voting common shares representing approximately 11.0% and 11.6% of the outstanding common shares of Citadel Holding Corporation ("CHC" and collectively with its consolidated subsidiaries "Citadel"), (iii) 16.4% of the outstanding common stock of Big 4 Ranch, Inc., a company owning a 40% interest in certain agricultural properties located in Kern County, California, and (iv) cash and cash equivalents. The Consolidated Company holds a 32.8% voting interest in Citadel and a 49% interest in Big 4 Ranch, Inc. ("BRI").

   Reading, the Company's majority owned subsidiary, is in the business of developing and operating multiplex cinemas in Australia and New Zealand. Reading also operates cinemas in Puerto Rico and, until March 2001, the United States. Reading's cinemas are owned through various subsidiaries under the Angelika Film Centers and Reading Cinemas names in the United States ("Domestic Cinemas"); through Reading Cinemas of Puerto Rico, Inc., under the CineVista name in Puerto Rico ("CineVista" or the "Puerto Rico Circuit"); through Reading Entertainment Australia Pty Limited (collectively with its subsidiaries referred to herein as "Reading Australia") under the Reading Cinemas name in Australia ("Australia Circuit"); and through Reading New Zealand Limited's (collectively with its subsidiaries referred to herein as "Reading New Zealand") participation in a theater joint venture operating under the Berkeley Theaters name in New Zealand.

   Through its ownership of REI, the Consolidated Company principally operates in two business segments, cinema operations and real estate development (See
Note 3).

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

   Basis of Accounting: The consolidated financial statements of the Consolidated Company have been prepared in accordance with accounting principles generally accepted in the United States of America.

   Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                      CRAIG CORPORATION AND SUBSIDIARIES

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

     Building and Improvements...................................... 20-40 years
     Equipment...................................................... 3-15 years
     Furniture and Fixtures......................................... 3-7 years
     Leasehold Improvements......................................... 10-20 years

   Construction in Progress and Property Development Costs: Construction-in-progress and property development costs are comprised of direct costs associated with the development of potential cinemas (whether for purchase or lease) or entertainment center locations. Startup costs and other costs not directly related to the acquisition of long term assets are expensed as incurred. Amounts are carried at cost unless management decides that a particular location will not be pursued to completion or if the costs are no longer relevant to the proposed project. If such a judgment is made, previously capitalized costs which are no longer of value to the Consolidated Company are expensed. Included in the Statement of Operations as "General and administrative expenses" are such development costs incurred during the years ended December 31, 2000, 1999, and 1998, amounting to approximately $1,462,000, $682,000, and $542,000, respectively.

   Cost in Excess of Net Assets Acquired: Cost in excess of net assets acquired resulted from the acquisition of the Angelika Film Center, a 6-screen cinema located in the Soho area of Manhattan, New York (the "NY Angelika") by Reading in August 1996 and in December 1997 acquisition of a 5-screen cinema located in Minneapolis, Minnesota (the "St. Anthony"). The amount of the purchase price of the NY Angelika assets in excess of the appraised fair value of the assets acquired, as determined by an independent appraiser, was being amortized on the straight-line basis over a period of 20 years. Following the sale of a 50% membership interest of the NY Angelika to National Auto Credit ("NAC") in April 2000, the Company wrote off the remaining excess purchase price as the Company is accounting for its remaining 33.33% interest in the NY Angelika using the equity method (see Note 4).

   The purchase price of the St. Anthony was being amortized on the straight-line basis over the remaining life of the lease term which approximates four years. The remaining beneficial lease of approximately $90,000 was written off in December 2000 in conjunction with asset impairment charges recorded in 2000. The Company has no excess costs recorded at December 31, 2000.

   Advertising Costs: The Consolidated Company expenses the costs of advertising as incurred. Advertising expense was $1,816,000, $1,518,000 and $1,005,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

   Impairment of Long Lived Assets: The Consolidated Company reviews long-lived assets, including intangibles, for impairment if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the sum of the estimated future cash flows, undiscounted and without interest

                       CRAIG CORPORATION AND SUBSIDIARIES
charges, is less than the carrying amount of the asset, an impairment loss is recognized on the amount by which the carrying value of the asset exceeds its estimated fair value. The fair value of assets is determined as either the expected selling price less selling costs or the present value of the estimated future cash flows (see Note 5).

   Translation of Non-U.S. Currency Amounts: The financial statements and transactions of Reading Australia's and Reading New Zealand's cinema and real estate operations are maintained in their functional currency (Australian and New Zealand dollars, respectively) and translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". Assets and liabilities of such operations are denominated in their functional currency and translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the period. Translation adjustments are reported as "Accumulated other comprehensive income", a component of Shareholders equity.

   The carrying value of Reading Australia's and Reading New Zealand's assets will fluctuate due to changes in the exchange rate between the U.S. dollar and the Australian dollar ($0.5560 and $0.6543 were the respective exchange rates of U.S. dollar per Australian dollar at December 31, 2000 and 1999) and the U.S. dollar and the New Zealand dollar ($0.4423 and $0.5215 were the respective exchange rates of U.S. dollar per New Zealand dollar at December 31, 2000 and
1999). In the accompanying financial statements, balance sheet accounts are translated into U.S. dollars at the exchange rates in effect on the reporting date, and operating results are translated into U.S. dollars at the average of the exchange rates in effect during each period reported.

   Earnings (loss) Per Share: Basic earnings (loss) per share is calculated by dividing net earnings (loss) applicable to common shareholders by the weighted average shares outstanding during the periods presented. The weighted average number of shares used in the computation of basic earnings (loss) per share was 10,495,782, 10,636,303, and 10,777,325, for the years ended December 31, 2000,
1999, and 1998, respectively.

   Diluted earnings (loss) per share is calculated by dividing net earnings
(loss) applicable to common shareholders by the weighted average common shares outstanding for the period presented plus the dilutive effect of stock options. The weighted average number of shares used in the computation of diluted earnings (loss) per share was 10,495,782, 10,636,303, and 10,777,325 for the years ended December 31, 2000, 1999, and 1998, respectively.

   During fiscal 2000 and 1999, stock options to purchase 729,940 and 719,940 shares of common stock were outstanding at an average market price of $6.09 and $6.24 per share, however, the Company reported a net loss in Fiscal 2000 and 1999 and therefore, the stock options were anti-dilutive. Basic and diluted net earnings (loss) per share for Fiscal 2000, 1999, and 1998 were calculated based on net earnings (loss) applicable to common stock shareholders, which includes a reduction for dividends declared on the redeemable preferred stock of REI amounting to $455,000 per year for each of the three years (See Note 14).

   Stock-Based Compensation: The Consolidated Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock (See Note 16).

   In March 2000, the FASB issued Financial Interpretation No. 44 ("FIN 44"). "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB No. 25". FIN 44 clarifies the application of APB 25 for certain issues including: (1) the definition of employee for purposes of applying APB 25, (2) the criteria for determining whether a plan qualifies as a non-compensatory plan, (3) the accounting consequence of

                      CRAIG CORPORATION AND SUBSIDIARIES
various modifications to the terms of a previously fixed stock option or award, and (4) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which were effective after December 15, 1998. The adoption of FIN 44 did not have a material impact on the Consolidated Company's financial position or results of operations.

   New Accounting Pronouncements: In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The adoption of SAB 101 did not have a material effect on the Consolidated Company's results of operations or on its financial position.

   Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Consolidated Company will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Consolidated Company.

   Comprehensive Income: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") was adopted in 1998. The standard establishes guidelines for the reporting comprehensive income and its components in the financial statement. Comprehensive income includes unrealized gains and losses on debt and equity securities classified as available-for-sale as well as the Consolidated Company's foreign currency adjustments.

   Reclassification: Certain amounts in previously issued financial statements have been reclassified to conform to the current presentation.

Note 2--Acquisition of Reading Entertainment, Inc. ("Reading")

   In a transaction between Craig, Reading, Citadel and certain of their affiliates, Craig and its wholly owned subsidiary, Craig Management, Inc. ("CMI"), and Citadel contributed assets in exchange for REI convertible preferred and common stock and certain contractual rights (the "Stock Transactions").

   In the Stock Transactions, REI issued (i) 70,000 shares of Series A Voting Cumulative Convertible Preferred Stock, (the "REI Series A Preferred Stock") to Citadel (See Note 14) and granted certain contractual rights to Citadel in return for $7,000,000 in cash, and (ii) 550,000 shares of Series B 6.5% Voting Cumulative Convertible Preferred Stock with a stated value of $55,000,000, ("REI Series B Preferred Stock"), and 2,476,190 shares of Common Stock to Craig in exchange for certain assets owned by Craig ("Craig Assets"). The REI Series B Preferred Stock bears a cumulative dividend of 6.5%, payable quarterly and is convertible into REI common shares at a conversion price of $12.25 per share. The Craig Assets consisted of 693,650 shares of Stater Bros. Holdings, Inc. ("Stater") Series B Preferred Stock ("Stater Preferred Stock"), a 50% membership interest in Reading International, of which an indirect wholly owned subsidiary of REI was the sole other member, and 1,329,114 shares of Citadel's 3% Cumulative Voting Convertible Preferred Stock, stated value $3.95 per share ("CHC Preferred Stock"). The contractual rights granted to Citadel in the Stock Transactions are set forth in an Asset Put and Registration Rights Agreement ("Asset Put Option") pursuant to which Citadel had the right to require REI to acquire substantially all of Citadel's assets and assume related liabilities for shares of REI Common Stock, until 30 days after REI files its Annual Report on Form 10-K for the year ending December 31, 1999. The Asset Put Option expired unexercised in May 2000.

                      CRAIG CORPORATION AND SUBSIDIARIES

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

   Included in the accompanying Consolidated Statements of Operations as "Minority interest" and the Consolidated Balance Sheets as "Minority interests in equity of subsidiaries" for the years ended December 31, 2000 1999 and 1998 is the 30.7% separate public ownership of REI, as follows (dollars in thousands):

                                                       Year Ended December 31,
                                                       -----------------------
                                                        2000    1999    1998
                                                       ------- ------- -------
   Minority interest in (earnings) loss of Reading.... $ 4,991 $ 7,561 $ 1,972
   Minority interest in equity of Reading............. $15,365 $20,733 $28,294

Note 3--Business Segments and Geographic Area Information

   The Consolidated Company, through its ownership of REI, develops and operates multiplex cinemas in the United States, Puerto Rico, Australia and New Zealand and is developing cinema based entertainment centers in Australia and New Zealand. Until March 2001, the Consolidated Company also owned and operated cinemas in the United States. Accordingly, the Consolidated Company operates in two business segments, cinema development and operations, and real estate development (entertainment center development activities).

   The Consolidated Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is operating income (loss) from operations. Accounting policies of the business segments are the same as those described in the summary of significant accounting policies (See Note 1). Business segment assets are the owned or allocated assets used in each geographic or functional area.

   The corporate component of operating income (loss) from operations includes corporate general and administrative expenses, dividend and service income, and other income. Corporate assets primarily consist of cash, corporate property and equipment, and the investments in Citadel and BRI.

                      CRAIG CORPORATION AND SUBSIDIARIES

   The following sets forth certain information concerning the Consolidated Company's two segments, real estate development and cinema development and operations, for the three years ended December 31, 2000 (dollars in thousands):

                             Real Estate   Cinema   Corporate and
                             Development Operations Eliminations  Consolidated
                             ----------- ---------- ------------- ------------
   2000
   ----
   Revenues.................   $   539    $ 41,455     $   243      $ 42,237
   Operating loss...........    (6,074)    (13,360)     (6,851)      (26,285)
   Identifiable assets......    66,652      23,385      34,494       123,531
   Depreciation and
    amortization............       559       2,176          77         2,812
   Capital expenditures.....    16,607       2,439         585        19,631

                              Real Estate   Cinema   Corporate and
                              Development Operations Eliminations  Consolidated
                              ----------- ---------- ------------- ------------
   1999
   ----
   Revenues.................    $   297    $ 37,811    $    380      $ 38,488
   Operating loss...........     (3,180)    (13,791)    (10,828)      (27,799)
   Identifiable assets......     61,962      50,969      35,075       148,006
   Depreciation and
    amortization............        128       2,827         106         3,061
   Capital expenditures.....      9,569      29,547       1,842        40,958
   1998
   ----
   Revenues.................    $   --     $ 33,556    $    373      $ 33,929
   Operating income (loss)..     (3,197)      2,511      (6,039)       (6,725)
   Identifiable assets......     42,125      39,286      83,180       164,591
   Depreciation and
    amortization............        --        2,394         176         2,570
   Capital expenditures.....     12,445      11,011          72        23,528

   Real estate capital expenditures are net of purchase commitments of $8,066,000 for the year ended December 31, 1998, and the identifiable assets for the real estate development includes investments in unconsolidated affiliates of $2,847,000 and $3,608,000 at December 31, 1999 and 1998,
respectively.

   Capital expenditures include purchases of property held for development of $31,623,000 and $12,445,000 for the years ended December 31, 1999 and 1998, respectively. The capital expenditures for the year ended December 31, 1999 have not been reduced by approximately $213,000 of proceeds from disposals.

   Identifiable assets include investments in unconsolidated affiliates. Investment in unconsolidated affiliates amounted to (1) approximately $1,099,000 and $2,141,000 at December 31, 2000 and 1999, respectively, for the cinema operations; and (2) approximately $12,169,000 and $10,957,000 at December 31, 2000 and 1999, respectively, for Corporate.

                      CRAIG CORPORATION AND SUBSIDIARIES

   The following table indicates the relative amounts of revenues from operations and property, plant and equipment of the Consolidated Company by geographic area during the three years ended December 31, 2000 (dollars in thousands). The Consolidated Company has no export revenues.

                                                         2000    1999    1998
                                                        ------- ------- -------
   Revenues
     Puerto Rico....................................... $15,117 $12,974 $16,210
     Mainland United States............................   9,741  15,885  11,507
     Australia.........................................  16,840   9,332   6,212
     New Zealand.......................................     539     297     --
                                                        ------- ------- -------
       Total........................................... $42,237 $38,488 $33,929
                                                        ======= ======= =======
   Property, plant and equipment
     Puerto Rico....................................... $ 2,993 $ 2,963 $13,224
     Mainland United States............................ $ 2,515 $18,370 $ 8,819
     Australia......................................... $62,896 $59,678 $29,420
     New Zealand....................................... $13,191 $14,853 $ 9,549
                                                        ------- ------- -------
       Total........................................... $81,595 $95,864 $61,012
                                                        ======= ======= =======

   Property, plant and equipment balances presented above include property held for sale and property held for development. The property held for sale amounted to (1) $1,581,000 and $2,893,000 at December 31, 2000 and 1999,
respectively, for the United States; (2) $2,847,000 at December 31, 1999 for Australia, and (3) $2,458,000 at December 31, 2000 for New Zealand. The property held for development amounted to (1) $20,186,000 and $23,702,000 at December 31, 2000 and 1999, respectively, for Australia and (2) $4,972,000 and $7,922,000 at December 31, 2000 and 1999, respectively, for New Zealand.

Note 4--Acquisition, Disposition & Development Activities

 Royal George Theatre:

   On March 18, 1999, the Consolidated Company acquired a four-auditorium live theater complex in Chicago which operates under the name "The Royal George Theatre" for approximately $3,000,000 of which $1,180,000 was paid through the delivery of a purchase money note secured by the theater and maturing in May 2000. The theater was acquired in a wholly owned limited liability company, Royal George Theater LLC ("RGT"). In June 2000, Citadel lent the Consolidated Company $1,200,000 to satisfy this indebtedness. On September 22, 2000, the Consolidated Company sold RGT to Citadel, for $3,000,000, the Consolidated Company's approximate cost basis in the property, less an amount equal to the sum of (1) the Citadel loan and (2) the difference between the short-term assets and liabilities of RGT. The Consolidated Company realized net proceeds of $1,708,000 from the sale of its interest in RGT.

 The Angelika Dallas Transaction:

   In 1999, the Consolidated Company entered into a lease of a to-be-constructed theater in Dallas, known as the Angelika Film Center & Cafe Dallas ("Angelika-Dallas"). On September 22, 2000, the Consolidated Company assigned that lease to Citadel. In consideration of the assignment of the lease, Citadel paid to Reading approximately $356,000 in reimbursement of its costs incurred to date in acquiring the leasehold and fitting out the theater, and assumed the Consolidated Company's obligations under the lease and under various agreements relating to the fitting out of the theater. The Consolidated Company has agreed that, in the event the theater's EBITDA (earnings before interest, taxes, depreciation and amortization) during the last twelve of the first

                      CRAIG CORPORATION AND SUBSIDIARIES
twenty-four months following the opening of the theater is less than that amount producing a 20% theater level return on Citadel's investment in the theater, then the Consolidated Company will reimburse to Citadel that amount of Citadel's investment necessary to produce such a 20% return for the twelve-months period; provided that, subject to certain exceptions, Citadel's investment in the theater does not exceed $2,300,000.

 OBI and City Cinemas Transactions:

   In December 1998, the Consolidated Company entered into an agreement in principal ("Reading Agreement in Principal") with James J. Cotter and Michael
R. Forman providing for a series of transactions which contemplated the Consolidated Company's leasing or acquiring various cinemas and live theater properties held either directly or by entities owned by Messrs. Cotter and Forman. In connection with the execution and delivery of the Reading Agreement in Principal, the Consolidated Company made a $1,000,000 deposit.

   In May 2000, the Consolidated Company, Citadel, and Messrs. Cotter and Forman entered into an agreement ("Citadel Agreement"), in which the Consolidated Company assigned its rights and Citadel assumed the Consolidated Company's obligations under the Reading Agreement in Principal, subject to certain modifications agreed to by Messrs. Cotter and Forman. Under that assignment, Citadel reimbursed the Consolidated Company for the $1,000,000 deposit. The transactions contemplated by the Reading Agreement in Principal, as modified pursuant to negotiations between Citadel and Messrs. Cotter and Forman, was closed in September 2000, and Reading has no further obligations or liabilities under the Reading Agreement in Principal.

 Sale of Angelika Interest:

   On April 5, 2000, the Consolidated Company sold a 50% interest in AFC to NAC, which resulted in the reduction of its ownership interest in AFC to 33.3%. AFC is the owner of the Angelika Film Center & Cafe, located in the Soho district of Manhattan. The 50% membership interest ("Angelika Interest") in AFC was conveyed in exchange for 8,999,900 shares of the common stock of NAC, representing approximately 25.9% of the outstanding common stock of NAC (calculated after the issuance of such shares), and 100 shares of the Series A Preferred Stock of NAC, representing 100% of such class ("Angelika Transaction"). The Series A Preferred Stock had a liquidation preference of $1.50 per share, was convertible into the common stock of NAC on a share for share basis, was entitled to a dividend preference equal to any dividends declared on the NAC common stock (determined on a per share basis), and enjoyed certain special voting rights.

   The Consolidated Company had a financial statement basis of approximately $4,923,000 in the Angelika Interest. The sales price was determined to be approximately $9,720,000 for financial reporting purposes, which was calculated using $1.08 per common stock share, the average per share price of NAC common stock for the ten trading days prior to April 5, 2000, and $1.50 per share of the preferred stock, the par value of such shares. In the contract setting forth the terms and conditions of the Angelika Transaction, however, the parties valued the Angelika Interest and the shares issued in the transaction at $13.5 million (or $1.50 per share), and this valuation has been adopted by the parties for tax purposes. The sale of the Angelika Interest to NAC resulted in an accounting gain of approximately $4,797,000, including the $1,242,000 of deferred gain (see Note 7).

                      CRAIG CORPORATION AND SUBSIDIARIES

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

     Cash............................................................. $  (636)
     Other assets.....................................................    (192)
     Property, plant and equipment....................................    (695)
     Cost in excess of net assets acquired............................  (9,840)
     Liabilities......................................................  (1,240)
     Minority liability...............................................  (1,670)

   Also in April 2000, the Consolidated Company received $500,000 from NAC for an option that expired unexercised in May 2000. Accordingly, the Consolidated Company recorded the $500,000 as other income. On November 3, 2000, the Consolidated Company sold to NAC 5,277,879 shares of the NAC common stock and all 100 shares of the NAC preferred stock issued to it in the Angelika Transaction for $8,469,000. Then in December 2000, the Consolidated Company sold its remaining 3,722,021 shares for $6,233,000, or approximately $1.67 per share. As a result of the repurchases, the Consolidated Company holds no NAC common stock as of December 31, 2000.

 Reading Australia:

   In 1995, the Consolidated Company commenced cinema development activities in Australia. In 2000, Reading Australia opened two cinemas with 18 screens, one 8-screen cinema on April 1, 2000 and one 10-screen cinema on September 7, 2000. In Australia, at December 31, 2000, there are seven cinemas in leased facilities, three in owned facilities and one at a managed facility, with a total of 81 screens.

 Puerto Rico:

   The Consolidated Company acquired CineVista in 1994. Since that time the Consolidated Company has opened four new cinemas with 34 screens. There were no cinemas that opened or closed in 2000.

 New Zealand:

   During 1998, Reading New Zealand Limited entered into two 50/50 joint ventures, one of which currently operates thirteen screens in three locations. The second joint venture owned a parcel of land in Wellington on which the Consolidated Company has now begun construction of an entertainment center featuring a 12 screen multiplex cinema. In July 1999, Reading New Zealand acquired 100% ownership of the Wellington property. In 1998, Reading New Zealand acquired ownership of (1) a property adjacent to the Wellington development site; (2) a multi-story parking garage, also located adjacent to the Wellington development site, and (3) a fifteen-acre site in a suburb of Auckland on which it intended to develop a cinema and an entertainment center ("Takanini"). Development plans for the Takanini site have not matured, and the property is under contract to be sold. The contract provides for a closing date of April 30, 2001. The Consolidated Company expects to close the sale at a gain of approximately $22,000, net of disposal costs.

Note 5--Asset Impairment and Restructuring Charges

 Domestic Theaters:

   During the fourth quarter of 2000, the Consolidated Company determined to sell its remaining domestic cinema assets (excluding its 33.3% ownership interest in AFC) and concurrently with this decision, wrote down the carrying value of its four domestic cinemas (28 screens) to its estimated market value. The estimated market

                      CRAIG CORPORATION AND SUBSIDIARIES
value of approximately $1,706,000 was calculated using a cash flow multiple of 6 applied on the aggregate cash flow generated from the four cinemas in 2000. Included in the Consolidated Statement of Operations for the year ended December 31, 2000 is approximately $11,743,000 of such write-down (inclusive of approximately $90,000 and $125,000 of goodwill written off and estimated disposal costs, respectively). Included in the Consolidated Balance Sheet at December 31, 2000 is $1,706,000 of cinema assets (market value less estimated disposal costs) as "Assets held for sale". In March 2001, those assets were sold to Citadel for $1,706,000.

   In 1999, the Consolidated Company wrote-off the entire carrying value of two of its domestic cinemas totaling $136,000 (net of $86,000 to be paid to the Consolidated Company by the City of Buffalo, New York). In addition, after a review of the estimated market value of certain domestic real estate held for sale, the Consolidated Company recorded a $203,000 impairment charge related to such real estate.

   During the fourth quarter of 1999, the Consolidated Company adopted a plan and commenced steps to relocate the Consolidated Company's headquarters from Philadelphia to Los Angeles and recorded a restructuring charge of $889,000 in 1999. The Restructuring charge includes a provision for lease termination charges, duplicate office and employee expenditures and employee severance obligations.

 Puerto Rico

   During 1999, the Consolidated Company recorded an asset impairment charge of $17,319,000. (As disclosed in Note 2, the Consolidated Company's carrying value of Reading assets acquired in 1996 differs from that of Reading's on a stand-alone basis due to the allocation of negative goodwill. Accordingly, the Consolidated Company's loss from Reading's asset impairment differs from that being separately reported by Reading). Of this amount, $14,991,000 related to the Consolidated Company's investment in CineVista.

   During the third quarter of 1999, CineVista recorded an asset impairment charge of $197,000 after CineVista wrote-off the entire carrying value of the 8-screen cinema it operates at the Plaza Las Americas Mall (the "Plaza Cinema"). Prior thereto, CineVista believed it had reached an agreement with the landlord as to the terms of the lease with respect to the opening of a new 10-screen cinema at a second location in the Mall. However, CineVista was advised by the landlord that the new cinema lease was awarded to a third party. In light of the adverse change in the Plaza Cinemas' business prospects upon opening of a competing state-of-the-art cinema in the same mall, the Consolidated Company evaluated the recoverability of its investment in the Plaza Cinema and determined that the entire carrying value of the Plaza Cinemas, $13,884,000 ($11,838,000 in beneficial lease, $1,438,000 in leasehold improvements and $1,009,000 in equipment, net of certain related lease liabilities of $401,000) was impaired and was written-off. Also in the third quarter of 1999, CineVista decided to close a 4-screen leased cinema and recorded an asset impairment charge of $138,000, the difference of the carrying value of the cinema and the appraised value of the leasehold interest.

   During the fourth quarter of 1999, the Consolidated Company decided it should initiate efforts to exit the Puerto Rico market and therefore wrote-down the carrying value of CineVista to its estimated net realizable value, resulting in an additional asset impairment charge of $14,656,000. The estimated net realizable value of CineVista was determined by computing the net present value of CineVista's estimated future cash flows. The discount rate utilized was determined based upon an analysis of comparable sale transactions. In conjunction with the asset impairment charge, the Consolidated Company created a $14,656,000 asset impairment reserve which is included in the Consolidated Balance Sheet as a component of "Property and Equipment."

                      CRAIG CORPORATION AND SUBSIDIARIES

 Reading Australia and Reading New Zealand:

   During third and fourth quarters of 2000, the Consolidated Company recorded an asset impairment charge of approximately $3,233,000 relating to the Consolidated Company's investment in Australia and New Zealand. Of this amount, approximately $2,068,000 related to the Whitehorse Property Group and the unit trust of which the Whitehouse Property Group is the sole trustee (collectively "WPG"), $1,141,000 related to Frankston, and $24,000 related to Takanini.

   In early 2000, WPG determined to sell its shopping center and commenced marketing the property for sale during the second quarter of 2000. Based upon then estimates of the potential proceeds which could be expected from a sale of the shopping center, and WPG's investment in the property, the Consolidated Company wrote down its investment in WPG by approximately $1,725,000 during the second quarter of 2000. In the third quarter of 2000, the Consolidated Company determined that the Consolidated Company's remaining investment in WPG would not be recoverable, taking into account the obligations of WPG, and the contracted sales price for the shopping center. Accordingly, the Consolidated Company reduced its investment in WPG to zero as of September 30, 2000.

 Leased Equipment

   In the fourth quarter of 1999, the Consolidated Company was advised by the partnership which manages the Consolidated Company's portfolio of leased equipment that the market for used computer equipment had deteriorated as the global Year 2000 compliance efforts created an overabundance of used computer equipment. In addition, a decision by a large lessee of the Consolidated Company's equipment to upgrade certain computer equipment, including equipment leased from the Consolidated Company, is also anticipated to have an effect upon the estimated residual value of the portfolio. Based on discussions with computer equipment vendors, the Consolidated Company wrote-off the entire carrying value, $2,125,000, in the fourth quarter of 1999.

Note 6--Property Held for Sale

 Domestic Theaters:

   During the fourth quarter of 2000, the Consolidated Company determined to sell its remaining domestic cinema assets (excluding its 33.3% membership interest in AFC) and concurrently with this decision, wrote down the carrying value of its four domestic cinemas (28 screens) to their estimated market value (see Note 5). The Consolidated Company concluded the sale of the four domestic assets in question on March 8, 2001. The sale was to Citadel at a sale price equal to the written down value on the Consolidated Company's books at December 31, 2000 of $1,706,000 and was in the form of a two year note carrying interest at 8.0%.

 Whitehorse Property Group

   Reading Australia owns a 50% interest in WPG. The ownership is structured as a joint venture with Burstone Victoria Pty Limited ("Burstone") which owns the remaining 50% interest in WPG. WPG owns a shopping center located near Melbourne, Australia (the "Whitehorse Center").

   Reading Australia paid $1,600,000 for its interest in WPG. In addition, Reading Australia guaranteed a 50% interest in an existing bank loan in the principal amount of $6,120,000, incurred by WPG in connection with its purchase of the shopping center and secured by a first mortgage on the shopping center ("WPG Loan"), and loaned to the principals of Burstone approximately $1,600,000 to enable these individuals to buy out certain minority interests in Burstone ("Burstone Loan"). The Burstone Loan was due and payable on November 21, 1999 and is guaranteed by Burstone and is secured by the borrower's interest in Burstone and by Burstone's interest in WPG. The Consolidated Company has taken legal actions against the Burstone's principals to collect this loan which is currently in default.

                      CRAIG CORPORATION AND SUBSIDIARIES

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

   WPG has not yet been successful in selling the shopping center due to the refusal of Burstone to agree to sell the shopping center at the price currently being offered by a prospective qualified purchaser. On September 28, 2000, WPG was unable to repay the WPG Loan when the same became due. In light of the position taken by Burstone, the Consolidated Company has (1) commenced an action to recover the Burstone Loan; (2) purchased in March 2001 the WPG Loan, and (3) entered into an agreement to sell the shopping center to a potential purchaser (subject to the satisfactory completion of due diligence by that potential purchaser, and the procurement by Reading Australia of the right to sell the shopping center over any ongoing objections by Burstone). Based upon the contracted sales price for the shopping center, and taking into account the obligations of WPG under the WPG Loan, management determined that the Consolidated Company's remaining investment in WPG would not be recoverable. The Consolidated Company wrote off its investment in WPG amounting to $343,000 in the third quarter of 2000.

   WPG's net (loss) earnings for the years ended December 31, 2000, 1999 and 1998 totaled approximately ($478,000), ($194,000) and $50,000, respectively. Reading recognized 100% of such losses in 2000 and 1999 because it effectively holds 100% of WPG due to its security interest in the WPG interest owned by Burstone and in the shares of Burstone owned by the borrowers under the Burstone Loan. These losses have been included in the Consolidated Statements of Operations for the year ended December 31, 2000 as "(Loss) earnings from equity investments."

 Royal George Theatre

   In early 2000, the Consolidated Company determined that it would sell RGT. Accordingly, $2,893,000, the Consolidated Company's net carrying value of RGT was classified as Property held for sale in the Consolidated Balance Sheet at December 31, 1999.

   On September 22, 2000, the Consolidated Company transferred to Citadel its interest in RGT, the limited liability company formed by the Consolidated Company to acquire and operate the Royal George Theatre complex, for $3,000,000, the Consolidated Company's approximate cost basis in the property, less an amount equal to the sum of (1) the long-term liabilities of RGT and
(2) the difference between the short-term assets and liabilities of RGT. The Consolidated Company realized net proceeds of $1,708,000 from the sale of its interest in RGT.

                      CRAIG CORPORATION AND SUBSIDIARIES

Note 7--Investment in Unconsolidated Affiliates

   The tables below set forth the carrying values of the Consolidated Company's equity investments in unconsolidated affiliates, and the Consolidated Company's share of their earnings or losses, for the periods presented.

   The Consolidated Company accounts for its investment in unconsolidated affiliates by the equity method. The Consolidated Company records its share of such (loss) earnings in the Consolidated Statement of Operations as "(Loss) earnings from equity investments" and the carrying value of the Consolidated Company's investment in unconsolidated affiliates are recorded in the Consolidated Balance Sheets as "Equity investment" (dollars in thousands).

                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
   Citadel............................................   $13,193      $17,246
   NAC................................................       --           --
   AFC................................................     3,358          --
   NZ JV..............................................     1,099        2,140
   BRI................................................       --           --
                                                         -------      -------
                                                         $17,650      $19,386
                                                         =======      =======

                                                         Year Ended December
                                                                 31,
                                                        ------------------------
                                                         2000     1999     1998
                                                        -------  -------  ------
   Citadel............................................. $(1,401) $ 4,174  $1,713
   NAC.................................................    (785)     --      --
   AFC.................................................     265      --      --
   NZ JV...............................................      84       20     --
   WPG (Note 5)........................................    (478)    (171)     26
                                                        -------  -------  ------
                                                        $(2,315) $(4,023) $1,739
                                                        =======  =======  ======

 Citadel Holding Corporation ("Citadel"):

   Prior to September 2000, the Consolidated Company owned 48.3% of the common stock of Citadel, comprised of 2,567,823 shares of Class A Common Stock and 653,254 shares of Class B Common Stock. In September 2000, Citadel issued its common stock to acquire OBI, diluting the Consolidated Company's ownership interest in Citadel to approximately 32.4%. In accordance with the Securities Exchange Commission's Staff Accounting Bulletin No. 51, the Consolidated Company decreased its additional paid-in capital by approximately $2,307,000, to reflect the dilution in the Consolidated Company's ownership of Citadel's common stock and decreased minority liability by $347,000 to reflect the Reading minority shareholders' portion of such dilution.

                      CRAIG CORPORATION AND SUBSIDIARIES

   The Consolidated Company accounts for its investment in Citadel using the equity method. Citadel's assets and liabilities totaled $63,922,000 and $24,794,000, respectively, at December 31, 2000, and the carrying value of the Consolidated Company's investment in Citadel of $13,193,000 approximated the Consolidated Company's underlying equity in Citadel's net assets, adjusted for the Consolidated Company's percentage interest in the $1,998,000 loan receivable from the Consolidated Company, which is deducted from Citadel's shareholders equity for financial reporting purposes. The closing prices of Citadel's Class A Common Stock and Class B Common Stock on the American Stock Exchange at December 31, 2000 were $2.3750 and $2.5625 per share, respectively.

                           Condensed Balance Sheets

                                                                  Years Ended
                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
   Cash and cash equivalents................................... $16,010 $24,732
   Other current assets........................................   1,953   2,140
   Deferred tax asset..........................................   1,568   1,125
   Rental properties/property, plant & equipment...............  19,820   7,731
   Investment in Reading.......................................   7,000   7,000
   Investment in Angelika Film Center..........................   3,237     --
   Investment and advance to Agricultural Partnerships.........     --    2,669
   Intangible assets...........................................  10,847     --
   Other assets................................................   3,487   1,809
                                                                ------- -------
     Total assets.............................................. $63,922 $47,206

   Current liabilities.........................................   8,618   2,282
   Mortgage liabilities........................................  10,872  11,000
   Note payable................................................   4,500     --
   Other liabilities...........................................     804     441
   Stockholders' equity........................................  39,128  33,483
                                                                ------- -------
     Total liabilities & equity................................ $63,922 $47,206
                                                                ======= =======

                      Condensed Statements of Operations

                                                     Years Ended December
                                                              31,
                                                    -------------------------
                                                     2000     1999     1998
                                                    -------  -------  -------
   Revenues........................................ $ 7,384  $ 3,952  $ 5,985
   Expenses........................................  (9,554)  (3,445)  (4,982)
   Loss from investment in Agricultural
    Partnerships...................................  (4,262)    (201)    (990)
   Equity earnings of Angelika Film Center LLC.....     109      --       --
   Dividends from Reading..........................     455      455      455
   Interest income.................................   1,497      698      391
   Gain on sale of assets..........................     829   13,337      --
   Income tax (expense) benefit....................     --    (5,309)   4,828
                                                    -------  -------  -------
     Net (loss) earnings........................... $(3,542) $ 9,487  $ 5,687
                                                    =======  =======  =======

   Citadel's net earnings for the year ended December 31, 2000, 1999 and 1998 include dividends, interest income and consulting fees from the Consolidated Company amounting to $851,000, $832,000, and $1,022,000, respectively.

                      CRAIG CORPORATION AND SUBSIDIARIES

 National Auto Credit, Inc. ("NAC") & Angelika Film Center LLC ("AFC")

   On April 5, 2000, Reading sold a 50% interest in AFC to NAC in exchange for 8,999,900 shares of NAC common stock and 100 shares of NAC preferred stock. Completion of this transaction (1) gave the Consolidated Company a 25.9% ownership interest in NAC, (2) resulted in a gain of $4,797,000 attributable to the 50% of AFC sold to NAC, approximately $1,242,000 of which was deferred, representing the gain attributable to the Consolidated Company's ownership percentage of NAC common stock, and (3) required that the accounts of AFC be de-consolidated from those of the Consolidated Company, with the Consolidated Company's remaining 33.3% interest in AFC accounted for by the equity method.

   On November 3, 2000, Reading sold 5,277,879 shares of NAC common stock and its 100 shares of NAC preferred stock to NAC, in exchange for a cash payment of $8,469,000. On December 16, 2000, Reading sold its remaining 3,722,021 shares of NAC common stock to NAC for approximately $6,233,000 and recognized the deferred gain on the sale of AFC. Following completion of these transactions, the Consolidated Company does not hold any investment in NAC at December 31, 2000.

 New Zealand Joint Ventures ("NZ JV")

   During the second quarter of 1998, Reading New Zealand entered into a 50/50 joint venture, with a cinemas operator in New Zealand (the "NA JV"). In connection with the joint venture, the Consolidated Company has made a loan to the joint venture of $1,200,000 in order to finance a portion of the acquisition price of two multiplex cinemas and the underlying property acquisition and construction costs of a cinemas which the joint venture developed.

 Love Janis LLC

   During the third quarter of 1999, the Consolidated Company invested $109,000 to acquire a 25% interest in a live theater production of the play Love, Janis which played in the RGT. The play ran from August through November 1999 and was closed. The Consolidated Company wrote-off the investment of $109,000 in Love Janis LLC and included such loss in Equity in earnings of affiliates for the year ended December 31, 1999. James J. Cotter and Michael Forman were also investors in Love Janis LLC.

 Big 4 Ranch, Inc. ("BRI")

   On December 29, 1997, Citadel capitalized a wholly owned subsidiary, BRI, with a cash contribution of $1,200,000 and then distributed 100% of the shares of BRI to Citadel's common shareholders as a spin-off dividend. The Consolidated Company received 2,213,043 shares or 33.4% of BRI as a spin-off dividend and recorded the BRI distribution as a reduction of investment in Citadel of approximately $401,000. In 1998, the Consolidated Company increased its ownership in BRI to approximately 49% for a purchase price of approximately $136,000. As a result, the Consolidated Company owns 3,322,279 shares of the common stock of BRI, representing an ownership interest of approximately 49%. The Consolidated Company accounts for its investment in BRI using the equity method.

   BRI's net loss for the year ended December 31, 2000 totaled approximately ($2,475,000). The Consolidated Company did not record its share of BRI's loss because the carrying value of its investment in BRI had previously been reduced to zero and the Consolidated Company has no obligation to fund BRI's operating losses.

                      CRAIG CORPORATION AND SUBSIDIARIES

Note 8--Property, Plant and Equipment

   The table below sets forth the Consolidated Company's investment in property and equipment as of the dates indicated (dollars in thousands):

                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
   Land...............................................   $  2,598     $  3,015
   Buildings..........................................     14,800       13,258
   Leasehold improvements.............................     27,244       28,138
   Equipment..........................................     25,930       24,717
   Construction-in-progress...........................     16,193       11,137
                                                         --------     --------
                                                           86,765       80,265
   Accumulated depreciation...........................     (8,059)      (7,108)
   Provision for asset impairment.....................    (26,308)     (14,656)
                                                         --------     --------
                                                         $ 52,398     $ 58,501
                                                         ========     ========

   The carrying amount of land includes land associated with operating theater properties and excludes land which has yet to be developed (which amounts are included in "Property held for development" in the Condensed Consolidated Balance Sheets).

   During the third quarter of 2000, management determined that Reading was unlikely to proceed with one of its developments located in Australia, because the estimated cost of doing so would be uneconomical. Accordingly, the Consolidated Company reduced its carrying value in this asset to zero at September 30, 2000, recording an impairment charge of $860,000.

Note 9--Lease Agreements, Commitments and Contingencies

   Annual base rent expense is determined by amortizing total minimum lease obligations on a straight-line basis over the lease terms. The Consolidated Company's base rental expense for the twelve months ended December 31, 2000, 1999 and 1998 was $6,069,000, $5,349,000, and $4,753,000. In each of the three years ended December 31, 2000, 1999 and 1998, contingent rental expense under operating lease totaled $332,000, $336,000, $134,000, respectively. The following summarizes the aggregate lease commitments of the Consolidated Company (dollars in thousands).

                                                                       Operating
                                                                        Leases
                                                                       ---------
     2001............................................................. $  4,938
     2002.............................................................    4,849
     2003.............................................................    4,759
     2004.............................................................    4,846
     2005.............................................................    4,863
     Thereafter.......................................................   76,499
                                                                       --------
     Total net minimum lease payments................................. $100,754
                                                                       ========

                      CRAIG CORPORATION AND SUBSIDIARIES

Craig Corporation

 Lease Agreements

   Craig leases certain office space under an operating lease expiring on October 31, 2001. The base rent is $28,450 per year plus its share of building operating costs and taxes, which together with the base rent is approximately $75,000 per year.

 Contingencies and Commitments

   During Fiscal 1996, Craig entered into a 50/50 corporate joint venture in a newly formed company, Hope Street Hospitality LLC, established to develop the concept for a chain retail store/restaurant specializing in woodfire baked goods. The joint venture has had significant operating losses and as a result, the joint venture closed the restaurant in December 1999. Craig has signed as a corporate guarantor on the facility lease obtained by Hope Street Hospitality LLC. The lease commenced on March 1, 1996, the terms of which included an annual minimum payments of approximately $103,000, to be paid in monthly installments for ten years. In August 2000, the Hope Street Hospitality LLC and the landlord entered into an agreement to terminate the remaining term of the lease.

   In 1997, Craig purchased 666,000 shares of Citadel's common stock at an exercise price of $1,998,000 from Citadel. The purchase was made pursuant to the delivery of a secured promissory note for which the principal and accrued but unpaid interest is due upon the earlier of April 11, 2002 or 120 days following Citadel's written demand for payment.

 Review of Tax Return

   REI's 1996 tax return is under review by the Internal Revenue Service ("IRS"). A determination of the tax issues relative to REI may have an effect on Craig Corp.

Reading Entertainment, Inc.

 Lease Agreements

   Reading conducts some of its cinema operations in leased premises. Eight of Reading Australia's eleven operating multiplexes are in leased facilities. All four domestic cinemas and seven Puerto Rico cinemas are operated in leased premises. The Consolidated Company's cinema leases have remaining terms inclusive of options of 10 to 50 years. Certain of the Consolidated Company's cinema leases provide for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum. Substantially all of the leases require the payment of property taxes, insurance and other costs applicable to the property. The Consolidated Company also leases office space and equipment under non-cancelable operating leases. All leases are accounted for as operating leases.

 Contingencies and Commitments

   The Consolidated Company's affiliate, Citadel, as the holder of the $7,000,000 of Series A Preferred Stock, has the right to require redemption of such stock during a ninety day period commencing October 15, 2001. In addition, the Consolidated Company in two quarters in arrears with respect to dividends owed on the Series A Preferred Stock amounting to $228,000 (Payable to Citadel) at December 31, 2000. The dividends owed to Citadel totaling $228,000 was paid in March 2001.

                      CRAIG CORPORATION AND SUBSIDIARIES

   In 1999, the Consolidated Company entered into a lease of a to-be-constructed theater in Dallas, known as the Angelika Film Center & Cafe Dallas ("Angelika-Dallas"). On September 22, 2000, the Consolidated Company assigned that lease to Citadel and has agreed to reimburse Citadel portion of its investment in the cinemas, to the extent needed to produce a 20% return on the investment during the second year of that cinema (see Note 4).

   The City of Philadelphia (the "City") has asserted that the Consolidated Company's North Viaduct property requires environmental decontamination and that the Consolidated Company's share of any such remediation cost will aggregate approximately $3,500,000. The Consolidated Company presently is in discussions with the City involving a possible conveyance of the property and believes that reserves related to the North Viaduct are adequate.

   The Consolidated Company's 1996 tax return is under review by the IRS. While the Company believes its reporting position in such period to be reasonable and the IRS has not alleged any deficiencies, no assurances can be made that the Consolidated Company's tax reporting position will be upheld.

 Australia

   Reading Australia has committed to development expenditures relating to cinema and entertainment development projects (Chirnside and fit-out of Auburn and Belmont) of approximately $5,226,000, all of which is expected to be funded in 2001. The Consolidated Company has secured what it believes to be adequate funding from the bank to complete its one pending development project. Under the current terms, this loan is due and payable in full in December 31, 2000. The Consolidated Company has also entered into a contract to build one entertainment center which is currently under review by the Consolidated Company. The extent of the Consolidated Company's exposure to the other contracting party if it fails to construct that entertainment center is uncertain. However, while no assurances can be given, the Consolidated Company believes its exposure for damage would not be material, were it to elect not to proceeds with such construction. There are no other development commitments in Australia.

   Reading New Zealand has succeeded in acquiring additional financing to fund its development obligations at Wellington which commenced in December 2000. In New Zealand, the Consolidated Company has a $2,800,000 property purchase mortgage which will be repaid by the proceeds of its sale in 2001.

Note 10--Bank Credit Facilities

   CineVista had a $5,000,000 line of credit (the "Line of Credit") which expired on December 31, 2000. At December 31, 2000, $900,000 was outstanding under the Line of Credit and the Line of Credit was paid in full subsequent to yearend.

   In March 2000, Reading Australia entered into the Australian Line of Credit with a major bank which provides for borrowings of up to A$25,000,000 for the construction of an entertainment center and cinema in Sydney. The Australian Line of Credit Agreement is secured by a pledge of substantially all of Reading Australia's assets and those of its 100% owned subsidiaries and requires Reading Australia to maintain various financial covenants, restricts dividends and limits additional borrowings. In December 2000, the bank approved an extension on the credit facility to December 31, 2001 and an increase of the Australian Line of Credit of A$5,000,000 for additional cinema development.

   In December 2000, Reading New Zealand entered into a loan agreement with a major New Zealand bank for borrowings of NZ$30,400,000 for the purpose of the construction of the Wellington development and for the

                      CRAIG CORPORATION AND SUBSIDIARIES
refinancing of the loan on the Wellington site. The loan is secured by a mortgage over the Wellington properties and pledge of the assets of Reading New Zealand and its subsidiaries associated with the Wellington project.

   The Consolidated Company's aggregate future principal loan payments are as follows (dollars in thousands):

                                                                    Year Ending
                                                                    December 31,
                                                                    ------------
     2001..........................................................   $ 4,476
     2002..........................................................    14,207
     2003..........................................................       183
                                                                      -------
                                                                      $18,886
                                                                      =======

Note 11--Redeemable Preferred Stock of Reading

   The 70,000 shares of REI Series A Preferred Stock have a stated value of $100 per share or $7,000,000 and holders of the REI Series A Preferred Stock are entitled to receive cumulative dividends at the rate of $6.50 per share. Citadel has the right during the 90-day period beginning October 15, 2001, or in the event of a change in control of REI, to require REI to repurchase the Series A Preferred Stock at, its stated value plus accrued and unpaid dividends or, in the case of a change in control, at a premium. In addition, the holders of the Series A Preferred Stock may require REI to repurchase the shares at the stated value plus accrued and unpaid dividends in the event that REI fails to pay dividends on the Series A Preferred Stock in any four quarterly periods. The Series A Preferred Stock was not included as a component of shareholders' equity in the Consolidated Balance Sheet and is separately categorized as "Redeemable Preferred Stock of Reading".

   Each share of Series A Preferred Stock is convertible into shares of REI common stock at a conversion price of $11.50 per share. REI also has the right to require conversion of the Series A Preferred Stock in the event that the average market price of the REI common stock over a 180-day period exceeds $15.525 per share. REI may, at its option, redeem the Series A preferred stock at any time after October 15, 2001, in whole or in part, at a redemption price equal to a percentage of the stated value (initially 108%, declining 2% per annum until the percentage equals 100%) plus accrued and unpaid dividends to the date of redemption. Dividends paid during the years ended December 31, 2000, 1999, and 1998 amounted to approximately $227,500, $455,000 and $455,000 per year.

Note 12--Common and Class A Common Preference Stock

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

   On December 15, 1997, the Board of Directors declared a stock dividend which provided all Common Stock and Class A common preference stock shareholders of record on January 5, 1998 to receive a share of Class A Common Preference Stock. Such stock distribution occurred on February 5, 1998 resulting in an increase in the outstanding Class A Common Preference Stock to 7,006,912 shares. In addition, at the date of stock distribution, the Consolidated Company held 1,704,412 shares of the Consolidated Company's Common Stock (1,683,912) and Class A Common Preference Stock (23,000) shares in treasury and received a Class A Common Preference Stock dividend on such treasury shares. Approximately $71,000 was transferred from additional paid in capital

                      CRAIG CORPORATION AND SUBSIDIARIES
to the Class A Common Preference account to record this stock distribution in February 1998. Craig repurchased 116,300, 134,300, and 539,100 common shares in Fiscal 1999, 1998 and 1996, respectively, at a purchase price of approximately $897,000, $984,000 and $7,585,000, respectively. During Fiscal 2000, Craig has repurchased an additional 109,500 shares at an aggregate cost of approximately $465,000. The Consolidated Company issued 51,500 shares of Class A Common Preference Stock in connection with the Consolidated Company's purchase of Citadel and Big 4 common stock which resulted in an increase in shareholders' equity of approximately $618,000.

Note 13--Stock Options and Pension Plans

 Stock Option Plan

   The 1984 Stock Option Plan, as amended, provided for the granting of options to a maximum of 200,000 shares of Common Stock at exercise prices not less than the market price at the date of grant. Under the terms of the plan (which expired in 1995), options could be granted to officers, directors and other key employees who owned 10% or less of the voting power and value of all classes of Craig's stock. Options under this plan expired after five years and may be exercisable in installments, generally beginning one year after the date of grant. In 1999, the Board extended for two years the 30,000 shares due to expire in October 1999 under this plan. These shares were re-measured as of the date of extension. At December 31, 2000, no other options are outstanding pursuant to the plan.

   Changes in the number of option shares available under the stock option plans are summarized as follows:

                                                           Class A Common
                                     Common Stock         Preference Stock
                                 ---------------------- ---------------------
                                            Weighted              Weighted
                                 Options  Average Price Options Average Price
                                 -------  ------------- ------- -------------
   Outstanding at December 31,
    1997........................ 624,940     $ 6.05     65,000      $6.65
     Granted....................  30,000     $ 9.50        --         --
                                 -------
   Outstanding at December 31,
    1998........................ 654,940     $ 6.20     65,000      $6.65
     Granted....................  30,000     $ 6.00        --         --
     Expired.................... (30,000)    $(9.50)       --         --
                                 -------
   Outstanding at December 31,
    1999........................ 654,940     $ 6.04     65,000      $6.65
     Granted....................  10,000     $ 5.91        --         --
                                 -------
   Outstanding at December 31,
    2000........................ 664,940     $ 6.04     65,000      $6.65
   Exercisable at December 31,
    2000........................ 642,940     $ 6.07     65,000      $6.65
                                 -------

   The option shares granted in Fiscal 1999 had a 4-year life and vested at a rate of 25% each year. All 30,000 shares granted in Fiscal 1999 expired on November 19, 1999. The option shares granted in Fiscal 1998 have a 10 year life and at a rate of 25% per year.

   The weighted-average remaining contractual life of all options outstanding at December 31, 2000 was approximately 5.5 years.

                      CRAIG CORPORATION AND SUBSIDIARIES

   Pro forma net earnings and earnings per share information reflecting the fair value approach to valuing stock options and the corresponding increase in compensation expense is required by SFAS No. 123 in each of the years that a company grants stock options. Craig granted 10,000 options in the year ended December 31, 2000 and 30,000 options in each of the years ended December 31, 1999 and 1998. The fair value of the options granted in 2000, 1999 and 1998 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                                           December 31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
   Stock option exercise price....................... $  5.91  $  6.00  $  9.50
   Risk-free interest rate...........................    6.56%    6.00%    6.00%
   Expected dividend yield...........................    0.00%    0.00%    0.00%
   Expected option life.............................. 5 years  5 years  5 years
   Expected volatility...............................    27.2%    26.6%    23.8%
   Weighted average fair value....................... $  2.18  $  2.12  $  2.00

   The pro forma effect of the issuance of these options would have been to increase the "Net loss applicable to common shareholders" for the year ended December 31, 2000, 1999 and 1998 by $20,979, $39,772, and $59,834,
respectively. The pro forma adjustments may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. Further, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires assumptions by management regarding the likelihood of events on which the vesting of contingent, performance based options are predicated.

 Pension Plan

   During the first quarter of 1999, the Board of Directors finalized the Craig Corporation Key Personnel Retirement Plan ("Plan"). Such Plan provides that any participant, as permitted by the Board, will be credited an amount equal to 10% of such participants compensation (up to the maximum allowed by Section 401(c)(17) of the Internal Revenue Code). As of the effective date of the Plan, January 1, 1999, only two employees have been granted participation in the Plan which resulted in past service costs accruing of approximately $243,000. Any amounts credited to the participants account earn interest at LIBOR and may be paid to the employee upon their termination. Each participant may, from time to time, irrevocably elect to convert a part or all of such amounts accrued to their account into common stock based upon the closing price of such stock on the date of election. One of the two participants in the Plan terminated her employment with the Consolidated Company in November 1999 and received a lump-sum distribution of her account balance. At December 31, 2000, the Plan liabilities totaled approximately $159,000 for the remaining participant.

                      CRAIG CORPORATION AND SUBSIDIARIES

Note 14--Income Taxes

   Craig and Reading file separate federal and state income tax returns. The future utilization of net operating loss carryforwards and capital loss carryforwards described below, therefore, cannot be used to offset each separate company's tax liabilities. Significant components of the provisions for income taxes attributable to operations are as follows (dollars in thousands):

                                                               Years Ended
                                                              December 31,
                                                           --------------------
                                                           2000    1999   1998
                                                           -----  ------ ------
   Income taxes (benefit)
     Current
       Federal............................................ $(146) $  223 $  253
       Foreign............................................   846     818    786
       State and local....................................   (40)    106     78
                                                           -----  ------ ------
       Total current......................................   660   1,147  1,117
     Deferred
       Federal............................................   --      --    (131)
       State..............................................   --      --     --
       Total deferred.....................................   --      --     131
                                                           -----  ------ ------
       Total income taxes................................. $ 660  $1,147 $  986
                                                           =====  ====== ======

   The reconciliation of income taxes at United States statutory rates to income taxes as reported are as follows (dollars in thousands):

                                                         Years Ended December
                                                                 31,
                                                         ----------------------
                                                          2000     1999    1998
                                                         -------  -------  ----
   Tax at U.S. statutory rates.......................... $(5,417) $(4,972) $200
   Foreign withholding tax..............................     846      818   786
   Use of net operating loss carryforwards..............   1,059      --    --
   Foreign and U.S. losses not benefited................   4,383    4,970   161
   Dividend exclusion on dividend income................     --       --   (242)
   Other tax expense....................................    (171)     225   --
   State taxes, net of federal benefit..................     (40)     106    81
                                                         -------  -------  ----
     Total income expense............................... $   660  $ 1,147  $986
                                                         =======  =======  ====

                      CRAIG CORPORATION AND SUBSIDIARIES

   Carryforwards and temporary differences which give rise to deferred tax liabilities and assets are as follows (dollars in thousands):

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Deferred tax liabilities:
     Tax basis difference of investments in affiliates...... $ 12,286  $ 12,286
   Deferred tax assets:
   Craig:
     Capital loss carryforward..............................    1,370     1,370
     Federal benefit of state taxes.........................    2,385     2,385
     Other..................................................      163       163

   Reading:
     Net operating loss carryforwards.......................   19,367    20,715
     Alternative minimum taxes..............................    3,189     3,189
     Wrap lease rental sale.................................    4,754     6,981
     Reserves and other, net................................   21,288    16,314
                                                             --------  --------
   Gross deferred asset.....................................   48,598    47,199
   Valuation allowance......................................  (48,598)  (47,199)
                                                             --------  --------
   Net deferred tax asset...................................    3,918     3,918
                                                             --------  --------
   Net deferred tax liabilities............................. $  8,368  $  8,368
                                                             ========  ========

   Based on an analysis of the likelihood of realizing Reading's deferred tax assets (taking into consideration applicable statutory carryforward periods), the Consolidated Company concluded that under SFAS No. 109, a valuation allowance for approximately $48,598,000 was necessary at December 31. Reading's federal tax net operating loss carryforwards amounting to $29,208,000 expire as follows (dollars in thousands):

     Year                                                                Amount
     ----                                                                -------
     2002............................................................... $ 7,382
     2003...............................................................     589
     2007...............................................................   1,443
     2008...............................................................   1,155
     2009...............................................................      32
     2018...............................................................     311
     2019...............................................................   2,100
                                                                         -------
                                                                         $13,151
                                                                         =======

   In addition to the federal net operating loss carryforwards, Reading has alternative minimum tax credits of $3,189,000 which can be carried forward indefinitely, as well as foreign net operating loss carryforwards of $38,470,000 of which $17,862,000 are in Puerto Rico and expire between 2002 and 2007 unless utilized prior thereto. Craig has capital loss carryforwards of approximately $3,200,000 which expire in 2001 unless utilized prior thereto.

   Reading's 1996 consolidated federal income tax return is under currently being examined by the Internal Revenue Service.

                      CRAIG CORPORATION AND SUBSIDIARIES

Note 15--Other Income (Expense) and Financial Instruments

 Other Income (Expense)

   "Other income (expense)" totaled $1,558,000, $1,033,000, and $(587,000) for the years ended December 31, 2000, 1999 and 1998, respectively. The other income in 2000 was principally comprised of (1) $949,000 of insurance settlement from CineVista's insurance carrier, and (2) $500,000 in option fee received from NAC. The other income in 1999 was principally comprised of (1) $605,000 of business interruption insurance recovery for the CineVista locations damaged by the Hurricane George, (2) approximately $65,000 from renting out excess office and parking space at the Royal George Theatre, and
(3) $185,000 of realized gain on selling of an investment property held by Craig. Other expense in 1998 was principally a result of a loss on foreign currency contract transactions amounting to approximately $670,000 as discussed below.

 Financial Instruments

   During the fourth quarter of 1997, the Consolidated Company entered into several foreign currency swaps and currency forward position with a major bank. The agreements provided for the Consolidated Company to receive $12,363,800 U.S. dollars ("USD") in return for the delivery of $18,659,300 Australian dollars ("AUD") in January 1998. The value of the contracts at December 31, 1997 was established by computing the difference between the contractual exchange rates of the swap and forward positions (AUD/USD) and the exchange rates in effect at December 31, 1997 and an unrealized gain of $220,000 was recorded in 1997 from these transactions which gain has been included in "Other income." During the first quarter of 1998, the currency positions and extensions thereof matured and the Consolidated Company incurred a loss of approximately $670,000. The Consolidated Company does not presently have any foreign currency positions.

Note 16--Legal Proceedings

 Certain Shareholder Litigation

   In September 1996, the holder of 50 shares of Reading common stock commenced a purported class action on behalf of the minority shareholders of Reading in the Philadelphia County Court of Common Pleas relating to the 96 Reorganization and Stock Transactions. The complaint in the action (the "Complaint") named Reading, the Company, two former directors of Reading and certain of the then current directors of Reading as defendants. The Complaint alleged, among other things, that the Independent Committee (set up to review the transactions), and the current and former directors of Reading breached their fiduciary duty to the minority shareholders in the review and negotiation of the 96 Reorganization and Stock Transactions and that none of the directors of Reading were independent and that they all were controlled by James J. Cotter, Craig or those controlled by them. The Complaint also alleged, in part, that the defendants failed to disclose the full future earnings potential of Reading and that the Company would benefit unjustly by having its credit rating upgraded and its balance sheet bolstered and that the value of the minority shareholders' interest in Reading was diluted by the transactions.

   In November 1996, plaintiffs filed an Amended Complaint against all of Reading's directors at that time, its two former directors and the Company. The Amended Complaint does not name Reading as a defendant. The Amended Complaint essentially restated all of the allegations contained in the Complaint and contended that the named defendant directors and the Company breached their fiduciary duties to the alleged class. The Amended Complaint sought unspecified damages on behalf of the alleged class and attorneys and experts' fees. On December 9, 1997, the Court certified the case as a Class Action and approved the plaintiff as Class Representative.

   On April 24, 1997, plaintiff filed a purported derivative action against the same defendants. This action included claims substantially similar to those asserted in the class action and also alleged waste of tax benefits

                      CRAIG CORPORATION AND SUBSIDIARIES
relating to Reading's historic railroad operating losses. The Company moved to dismiss this case for failure by the plaintiff to comply with the mandated procedures for bringing such an action. On January 23, 1998, the Court dismissed the derivative action. The dismissal of the derivative action does not affect the class action case, nor does it preclude reassertion to the claims contained in the derivative action.

   On September 28, 1998, the defendants filed a motion for summary judgment. In February 2000, the Court granted summary judgment against the Plaintiff and in favor of all of the defendant directors. The Company was not dismissed, however, the Court agreed to reconsider the Company's motion in light of its decision to dismiss the claims against all of the defendant directors. Subsequently, the Court entered summary judgment in favor of the Company, and the plaintiff appealed the Court's determinations with respect to all defendants. The Company is advised that all defendants intend to defend against the plaintiff's appeal of the Court's ruling.

 Redevelopment Authority of the City of Philadelphia v. Reading

   On December 12, 1997, the Redevelopment Authority filed an action in the Philadelphia Court of Common Pleas which relates to the 1993 sale of the Headhouse property by Reading to the Authority. Plaintiff has alleged discovery of various contaminants--asbestos, PCB's lead paint--and alleged past and future clean-up costs in excess of $1,000,000. The action was settled in 2000 for approximately $100,000.

 Whitehorse Center Litigation

   On October 30, 2000, Reading Australia commenced litigation in the Supreme Court of Victoria at Melbourne, Commercial and Equity Division, against its joint venture partner and the controlling stockholders of its joint venture partner in the Whitehorse Center. That action is entitled Reading Entertainment Australia PTY, LTD vs. Burstone Victoria PTY, LTD and May Way Khor and David Frederick Burr, and was brought to collect on a loan made by Reading Australia to Ms. Khor and Mr. Burr, which loan was guaranteed by Burstone Victoria PTY, LTD ("Burstone"). The defendants have asserted certain set-offs and counterclaims, alleging, in essence, that Reading Australia breached certain obligations it had to build a cinema at the Whitehorse Center, causing the defendants substantial damages. The Company believes that it has good and sufficient defenses to the defendants assertions and counter claims. The case is currently in the discovery stage.

 Other Claims

   The Company is not a party to any other pending legal proceedings or environmental action which management believes could have a material adverse effect on its financial position. While the City of Philadelphia has asserted that the Company's share of any environmental clean up costs related to its North Viaduct Property would be in the range of $3,500,000, the Company does not believe that it has any current obligation to commence such remediation and believes such estimate to be inaccurate.

Note 17--Related Party Transactions

 Management and Ownership Overlap:

   There are significant cross ownerships between Craig Corp, REI, CHC and BRI, as follows:

   The Company owns common stock and convertible preferred stock comprising approximately 78% of the voting interest in REI. The Company and Reading each own stock in CHC, a publicly traded company listed on the American Stock Exchange. The Company currently owns approximately 11.5% of the voting interests in CHC. Reading owns approximately 21.3% of the voting interests of CHC, and the Consolidated Company owns approximately 32.8%. In addition, Citadel owns 70,000 shares of the Series A Preferred Stock of REI, a 5%

                      CRAIG CORPORATION AND SUBSIDIARIES
voting interest and, if the convertible preferred stocks were to be converted to common stock, approximately a 7.6% equity interest in Reading.

   BRI is a publicly held company, but is not listed on any exchange. Its sole asset is a 40% interest in three agricultural partnerships (the "Agricultural Partnerships"), formed to hold approximately 1,600 acres of agricultural land in Kern County, California. The remaining 60% interests are held 40% by Citadel and 20% by Visalia, LLC, a limited liability company owned, directly or indirectly, by James J. Cotter and certain members of his family. REI currently owns approximately 33.4% of the equity interest in BRI. Craig currently owns approximately 16.4% of the equity interest in BRI and, on a consolidated basis the Consolidated Company, owns approximately 49.8% of such equity interest. In addition, Cecelia Packing (a company owned by Mr. Cotter, "Cecelia") and a trust for the benefit of one of Mr. Tompkins' children own additional shares in BRI representing, when aggregated with the shares held by the Consolidated Company, more than a majority of the outstanding shares of BRI. Big 4 Farming, LLC ("Farming") was formed to provide farming services to the Agricultural Partnerships and is owned 80% by Citadel and 20% by Visalia. The Company, as a consequence of its ownership of both CHC common stock and BRI common stock, owns approximately 26% of the Agricultural Partnerships.

   There are also substantial management overlaps between these companies. James J. Cotter, the principal stockholder of Craig Corp, is the Chairman of the Board of Directors and the Chief Executive Officer of REI, Craig Corp and CHC. Mr. Cotter also serves as a managing director of each of the Agricultural Partnerships and of Farming and is the managing member of Visalia. S. Craig Tompkins, the Vice Chairman of the Board of Directors and Corporate Secretary of REI and CHC is also a director and the President of Craig Corp.
Mr. Tompkins also serves as a managing director of each of the Agricultural Partnerships and Farming, and serves for administrative convenience, as the assistant secretary of BRI and Visalia.

   Andrzej Matyczynski, formerly the Chief Administrative Officer of REI, was also named the Chief Financial Officer effectively June 2, 2000 concurrent with the resignation of James Wunderle. Mr. Matyczynski is also the Chief Financial Officer and Treasurer of Craig Corp and CHC.

   Ellen Cotter, Vice President of Business Affairs of REI and Craig Corp, and of CHC's cinema subsidiary is a member of Visalia, a limited partner in James
J. Cotter, Ltd. (a partner in Hecco Ventures) and is the daughter of James J. Cotter.

   Robert Loeffler, a member of the Board of Directors of REI, and the Chairman of the Audit Committee of REI, also serves as a director and as a member of the Audit Committees of Craig Corp and CHC.

   In 2000, REI, Craig Corp and CHC entered into a management agreement whereby Craig Corp provides general and administrative service to Reading and Citadel, from its centralized administrative office in Los Angeles. Craig Corp is the employer of substantially all general and administrative personnel of the three companies and the costs of such personnel are allocated between the three companies on an appropriate basis, taking into account the amount of time spent by such personnel on the business and affairs of the three companies. In 1999, prior to such a management agreement, the Board of Directors of Reading determined it appropriate to reimburse Craig Corp $580,000 following a review of the time spent by Messrs. Cotter, Tompkins and certain administrative employees of Craig for the benefit of Reading. These allocations are reviewed and approved periodically by the outside directors of the three companies.

   There was no similar reimbursement with respect to 1998. In each of the three years ended December 31, 2000, Mr. Cotter received directly from REI $150,000 per annum for his services as the Chairman of the Board of Directors and $350,000 per annum from Craig. In the two years ended December 31, 1999, Mr. Tompkins received $180,000 per year directly from the Company as compensation. In addition, REI paid Citadel $138,000,

                      CRAIG CORPORATION AND SUBSIDIARIES

$215,000 and $398,000 for the year ended December 31, 2000, 1999 and 1998, respectively, for real estate consulting services provided to REI. With the implementation of the management agreement structure, REI will no longer be separately paying Citadel for real estate consulting services.

 BRI and the Agricultural Partnerships:

   The Agricultural Partnerships use Farming to farm their properties. Farming receives, in consideration of its services, reimbursement of its costs plus 5% of the net revenues of the farming operations after picking, packing and hauling. Farming, in turn, contracts with Cecelia for certain bookkeeping and administrative services, for which it pays a fee of $6,000 per month. Cecelia also packs fruit for the Agricultural Partnerships. The acquisition of the properties owned by the Agricultural Partnerships was financed by a ten-year purchase money mortgage in the amount of $4,050,000, a line-of-credit from Citadel, and pro-rata contributions from the partners. In December 1998, the Partnerships suffered a freeze which destroyed the 1998-1999 crop. The Agricultural Partnerships had no funds to repay the line-of-credit from Citadel, to fund the costs associated with production of a 1999-2000 crop, or to complete the anticipated capital improvements other than to call upon the partners for funding. BRI had no funds or resources with which to provide such funding other than to call upon its separate line-of-credit from Citadel. That line-of-credit has now expired. For the period from January 1999 to December 2000, Citadel and Visalia have provided the funding required by the Agricultural Partnerships on an 80/20 basis. The management of Citadel and Visalia currently intend to scale back farming operations until such operations can be supported from the cash flow generated by the Big 4 Properties, while looking for a way to exit the citrus farming business. As of December 31, 2000, Citadel and Visalia had advanced $3,909,000 and $634,000, respectively, to the Agricultural Partnerships. CHC had fully reserved for its advances as of December 31, 2000. The Board of Directors and executive officers of BRI are comprised of three Craig directors, including Margaret Cotter, James Cotter's daughter and a member of Visalia.

 City Cinema and OBI Transactions:

   The Angelika Film Center LLC ("AFC") is owned jointly by National Auto Credit, Inc. ("NAC"), Citadel and the Consolidated Company. NAC owns 50% of AFC as a result of a transaction on April 5, 2000 in which the Consolidated Company exchanged 50% ownership of AFC for 8,999,900 shares of NAC common stock and 100 shares of NAC preferred stock (see Note 4). Citadel owns 16.7% of AFC and the Consolidated Company owns the remaining 33.3% interest. City Cinemas, an affiliate of Mr. James J. Cotter and Michael Forman, managed the NY Angelika and two other domestic cinemas owned by the Consolidated Company pursuant to management agreements up until the transfer of those management rights to Citadel in September 2000. The two Domestic Cinemas referenced above were themselves subsequently transferred to Citadel in March 2001. Robert F. Smerling, President of the REI also serves in the same positions at Citadel Cinemas, Inc., a wholly-owned subsidiary of Citadel.

   In December 1998, the Company entered into an agreement in principal ("Reading Agreement in Principal") with James J. Cotter and Michael R. Forman providing for a series of transactions which contemplated the Consolidated Company's leasing or acquiring various cinemas and live theater properties held either directly or by entities owned by Messrs. Cotter and Forman. In connection with the execution and delivery of the Reading Agreement in Principal, the Consolidated Company made a $1,000,000 deposit.

   In May 2000, the Consolidated Company, Citadel, and Messrs. Cotter and Forman entered into an agreement ("Citadel Agreement"), in which the Consolidated Company assigned its rights and Citadel assumed the Consolidated Company's obligations under the Reading Agreement in Principal, subject to certain modifications agreed to by Messrs. Cotter and Forman. Under that assignment, Citadel reimbursed the Consolidated Company for the $1,000,000 deposit. The transactions contemplated by the Reading Agreement in Principal, as modified

                      CRAIG CORPORATION AND SUBSIDIARIES
pursuant to negotiations between Citadel and Messrs. Cotter and Forman, was closed in September 2000, and Reading has no further obligations or liabilities under the Reading Agreement in Principal.

 The Royal George Theatre Complex Transaction:

   In March 1999, the Consolidated Company acquired the Royal George Theater Complex, located in Chicago, for approximately $3,000,000. In June 2000, Citadel lent to the Consolidated Company the funds needed to retire the purchase money note. On September 22, 2000, the Consolidated Company transferred to Citadel its interest in Royal George Theatre LLC ("RGT"), the limited liability company formed by the Consolidated Company to acquire and operate the Royal George Theatre complex, for $3,000,000, its approximate book basis, less an amount equal to the sum of (1) the note from the Consolidated Company to Citadel and (2) the difference between the short-term assets and liabilities of RGT. The Consolidated Company realized net proceeds of $1,708,000 from the sale of its interest in RGT.

 The Angelika Film Center & Cafe Dallas Transaction:

   In 1999, the Consolidated Company entered into a lease of a to-be-constructed theater in Dallas, known as the Angelika Film Center and Cafe Dallas ("Angelika-Dallas"). On September 22, 2000, the Consolidated Company assigned that lease to Citadel. In consideration of the assignment of the lease, Citadel paid to Reading approximately $356,000 in reimbursement of its costs incurred through the closing date in acquiring the leasehold and fitting out the theater, and assumed the Consolidated Company's obligations under the lease and under various agreements relating to the fitting out of the theater. The Consolidated Company has agreed that, in the event the theater's EBITDA during the last twelve of the first twenty-four months following the opening of the theater is less than that amount producing a 20% theater level return on Citadel's investment in the theater, then the Consolidated Company will reimburse to Citadel that amount of Citadel's investment necessary to produce such a 20% return for the twelve-months period; provided that, subject to certain exceptions, Citadel's investment in the theater does not exceed $2,300,000.

 Theater Management Agreements:

   Prior to their transfer to Citadel in March 2001, two of the Consolidated Company's domestic cinemas were managed initially by City Cinemas and later by Citadel, which acquired the management rights to these and all cinemas in September 2000. The management agreements applicable to these two domestic cinemas provided for management fee equal to 2.5% of revenues. The NY Angelika was likewise managed initially by City Cinemas, and, following its acquisition of such management rights, by Citadel. The management agreement provides for the payment of a minimum fee of $125,000 plus an incentive fee equal to 50% of annual cash flow (as defined) over prescribed levels provided, however, that the maximum annual aggregate fee cannot exceed 5% of the NY Angelika's revenues. The Consolidated Company paid $126,000, $449,000, and $488,000 pursuant to these management agreements in 2000, 1999 and 1998, respectively.

 Love Janis LLC:

   During the third quarter of 1999, the Consolidated Company invested $109,000 to acquire a 25% interest in a live theater production of the play Love, Janis which played in the RGT. The play ran from August through November 1999 and was closed. The Consolidated Company wrote-off the investment of $109,000 in Love Janis LLC and included such loss in Equity in earnings of affiliates for the year ended December 31, 1999. James J. Cotter and Michael Forman (see Note 2) were also investors in Love Janis LLC.

 Loans to Officers:

   The Consolidated Company loaned Robert Smerling, President, $105,000. The non-interest bearing loan is payable upon demand.

                      CRAIG CORPORATION AND SUBSIDIARIES

Note 18--Quarterly Financial Information (Unaudited)

   Quarterly financial information for 2000, 1999 and 1998 is summarized below (dollars in thousands, except per share amounts):

                                           First   Second    Third    Fourth
                                          Quarter  Quarter  Quarter  Quarter
                                          -------  -------  -------  --------
2000
Revenues................................. $11,221  $10,961  $10,848  $  9,207
Net loss applicable to common
 shareholders............................  (2,026)  (1,126)  (2,958)   (6,024)
Basic and diluted loss per share......... $ (0.19) $ (0.11) $ (0.28) $  (0.58)

1999
Revenues................................. $ 7,518  $ 9,274  $11,404  $ 10,292
Net (loss) earnings applicable to common
 shareholders............................  (1,206)   1,314   (1,461)  (14,455)
Basic and diluted loss per share......... $ (0.11) $ (0.12) $ (0.14) $  (1.12)

 2000 Quarters

   The growth in revenues during first and second quarters of 2000 is generally due to increased number of screens in operation in Puerto Rico and Australia during the 2000 periods as compared with the same periods during 1999, partially offset by the decline in revenues as a result of the deconsolidation of AFC after April 5, 2000 and the closure of one location with 8 screens in June 2000. In addition, first and second quarter results include the following non-recurring transactions: (1) an exchange transaction with National Auto Credit, Inc. ("NAC") which resulted in the sale of a 50% interest in the Angelika Film Center LLC ("AFC") and the acquisition of 25.9% common stock interest in NAC. This exchange transaction resulted in a gain of approximately $4,776,000; (2) a $1,725,000 and $ 24,000 of impairment losses to reflect the uncertainty regarding the ultimate recovery of the Whitehorse Property ("WPG") and Takanini investments; and (3) increase in equity losses stemming from the Consolidated Company's ownership of NAC, WPG and Citadel (see Note 7).

   Third quarter 2000 results include the following: (1) write off of development costs amounting to approximately $1,142,000 upon the Consolidated Company's determination that it would not proceed with development of one project in Australia; (2) additional $342,000 of impairment write down relating to WPG assets to reduce the carrying cost to zero; (3) insurance settlement proceeds of approximately $949,000 received by CineVista; and (4) $500,000 of fee received from NAC taken to income (previously recorded as deferred income).

   Fourth quarter 2000 results include (1) approximately $14,150,000 of proceeds received from the sale of NAC common stock in November and December 2000 and (2) approximately $11,902,000 in impairment write down of the Consolidated Company's domestic cinema circuit to its estimated market value (see Note 5).

 1999 Quarters

   The first quarter loss applicable to common shareholders is primarily attributable to the decrease in theater operating income and an increase in general and administrative expenses. The decrease in theater operating income reflects the closing of four screens at two CineVista locations during first quarter of 1999. Increase in general and administrative expenses during the first quarter reflects the increased costs associated with continued expansion of operations and development activities in Australia.

   The net income available to common shareholders for the second quarter increased principally due to the increased equity earnings from the Consolidated Company's then 48% investment in Citadel (currently at approximately 32.4%). Citadel reported a significant gain from the sale of property during this period.

                      CRAIG CORPORATION AND SUBSIDIARIES

   The results of the third and fourth quarters included asset impairment write-downs for the CineVista locations. Specifically, the Consolidated Company wrote off approximately $14,991,000 in property and equipment, and leasehold improvements relating primarily to Reading Puerto Rico during principally the fourth quarter of fiscal 1999.

Note 19--Parent Company Condensed Financial Statements

   As described in Note 1, the accompanying consolidated financial statements include the accounts of Craig and its majority owned subsidiaries. The following information reflects only the accounts of Craig and its wholly owned subsidiaries (dollars in thousands).

                           Condensed Balance Sheets

                                                                 December 31,
                                                               ----------------
                                                                2000     1999
                                                               ------- --------
   Assets
   Cash....................................................... $    29 $  1,801
   Other current assets.......................................   1,849      743
   Investment in Citadel......................................   4,382    6,288
   Investment in common stock of Reading......................  28,747   49,040
   Investment in preferred stock of Reading...................  55,000   55,000
   Property and equipment, net................................     632      689
   Other assets...............................................      53      117
   Excess of cost over net assets acquired....................   1,021    1,065
                                                               ------- --------
     Total assets............................................. $91,713 $114,743

   Liabilities and stockholders equity
   Accounts payable and accrued expenses...................... $   607 $    493
   Note payable to Citadel....................................   1,998    1,998
   Deferred tax liabilities...................................  30,410   30,410
   Stockholders' equity.......................................  58,698   81,842
                                                               ------- --------
     Total liabilities and stockholders' equity............... $91,713 $114,743
                                                               ======= ========

                       CRAIG CORPORATION AND SUBSIDIARIES

                       Condensed Statements of Operations

                                                     2000      1999     1998
                                                   --------  --------  -------
Revenues
Equity loss of Reading............................ $(11,202) $(16,070) $(3,175)
Equity (loss) earnings of Citadel.................     (483)    1,484      843
Equity loss of Big 4..............................      --        --      (174)
Dividend income from Reading......................      --         13    3,575
Interest income...................................       25       113      235
                                                   --------  --------  -------
                                                    (11,660)  (14,460)   1,304
Expenses
General and administrative........................     (566)     (987)  (1,640)
Depreciation and amortization.....................      (96)     (169)    (185)
Interest expense..................................     (230)     (154)    (169)
Loss from joint venture...........................      --        --      (164)
                                                   --------  --------  -------
                                                       (892)   (1,310)  (2,158)
Loss before other income and taxes................  (12,552)  (15,770)    (854)
Gain from sale of property........................      --        185      --
                                                   --------  --------  -------
Loss before income taxes..........................  (12,552)  (15,585)    (854)
Income tax benefit (expense)......................      418      (224)     --
                                                   --------  --------  -------
Net loss.......................................... $(12,134) $(15,809) $  (854)
                                                   ========  ========  =======

                      CRAIG CORPORATION AND SUBSIDIARIES

                      Condensed Statements of Cash Flows

                                                         December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
Operating Activities
Net loss.........................................  $(12,134) $(15,809) $  (854)
Adjustments to reconcile net earnings to net cash
 provided by operating activities:
  Gain on sale of G&L property...................       --       (185)     --
  Depreciation and amortization..................        96       169      --
  Equity losses of equity affiliates.............    11,685    14,584    2,506
  Other..........................................      (971)     (907)     151
                                                   --------  --------  -------
Net cash (used in) provided by operating
 activities......................................    (1,324)   (2,148)   1,803
Investing Activities
Acquisition of G&L common stock..................       --       (361)     --
Acquisition of G&L property......................       --     (1,600)     --
Sale of G&L common stock.........................       --        387      --
Sale of G&L property.............................       --      1,760      --
Purchase of Citadel common stock.................       (31)      --    (1,425)
Purchase of equipment............................       --        (79)      (5)
Sale of equipment................................        48       --       --
                                                   --------  --------  -------
Net cash provided by (used in) investing
 activities......................................        17       107   (1,430)
Financing Activities
Treasury Stock Repurchases.......................      (465)     (879)    (984)
                                                   --------  --------  -------
Net cash used in financing activities............      (465)     (879)    (984)
Decrease in cash and cash equivalents............    (1,772)   (2,920)    (611)
Cash and cash equivalents at January 1...........     1,801     4,721    5,332
                                                   --------  --------  -------
Cash and cash equivalents at December 31.........  $     29  $  1,801  $ 4,721
                                                   ========  ========  =======

Note 20--Subsequent Events

 Cinema Closure

   On January 11, 2001, CineVista closed a 6-screen theater in Cayey.

 Cinema Sale

   On March 8, 2001, the Consolidated Company sold to Citadel the Consolidated Company's leasehold interests in four domestic cinemas for approximately $1,706,000

 Proposed Consolidation of the Companies

   On March 15, 2001, the Boards of Directors of each of Craig Corp., REI and CHC considered management's proposal to consolidate the Craig Corp., REI and CHC into a single public company and determined that it would be in the best interests of their respective companies and stockholders to consummate such a consolidation transaction, so long as the allocation of ownership of the resultant consolidated entity among the equity holders of the constituent entities was fair. However, in light of the overlapping management and membership of the Boards of Directors of each companies, and Mr. Cotter's status as a controlling stockholder

                      CRAIG CORPORATION AND SUBSIDIARIES
of each of the three companies, it was determined to be appropriate to delegate management's proposal to the Conflicts Committees of the three companies. Accordingly, the Boards of Directors of each of the three companies delegated to their respective Conflict Committees authority and responsibility to review and take such action as they determined appropriate with respect to management's consolidation proposal, and authorized such committees to retain such professional advisors as they may require to carry out such delegated authority. These committees are composed entirely of independent outside directors. It is hoped that these committees will complete their work by the end of the second quarter 2001.

 Cinema Purchase

   On April 10, 2001, Reading Australia entered into an agreement to purchase the land, property and operating rights to the Maitland Cinema Complex in New South Wales, Australia, for approximately $1,700,000.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of
Craig Corporation

   We have audited the accompanying consolidated balance sheets of Craig Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Craig Corporation and subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                                 /s/ Deloitte & Touche
                                          _____________________________________
                                                     Deloitte & Touche

Los Angeles, California
April 11, 2001

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Craig Corporation

   We have audited the accompanying consolidated balance sheet of Craig Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Craig Corporation and subsidiaries at December 31, 1998, and the consolidated results of their operations and their cash flows for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                                 /s/ Ernst & Young LLP
                                          _____________________________________
                                                     Ernst & Young LLP
Los Angeles, California
April 11, 2001

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

Item 10--Directors and Executive Officers of the Registrant

 Directors

   The names of the directors, together with certain information regarding them, are as follows:

                           Name                     Age         Position
                           ----                     ---         --------
       James J. Cotter*............................  62 Chairman of the Board
       S. Craig Tompkins...........................  50 President and a Director
       Margaret Cotter*............................  33 Director
       William D. Gould(1)(2)......................  62 Director
       Gerard P. Laheney(1)(2).....................  62 Director
       Robert W. Loeffler(2).......................  77 Director

(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.
 * Ms. Margaret Cotter is the daughter of Mr. James J. Cotter.

   Mr. Cotter has been a Director of Craig Corp since 1985 and the Chairman of the Board of Directors and Chief Executive Officer since 1988. Mr. Cotter has been a Director and Chairman of the Board of REI since December 1991. Mr. Cotter has been a director and the Chairman of the Board of CHC since 1991 and the Chief Executive Officer of CHC since August 1999. From October 16, 2000 to December 27, 2000, Mr. Scott A. Braly served as the Chief Executive Officer of Craig Corp, REI and CHC. However, following Mr. Braly's resignation, Mr. Cotter returned to serve in these positions.

   In addition, Mr. Cotter is the Chairman and director of Citadel Agriculture, Inc. ("CAI"), a wholly owned subsidiary of CHC; the Chairman and member of the Management Committees of each of three agricultural partnerships (the "Agricultural Partnerships") which constitute the principal assets of CAI, and the Chairman and a member of the Management Committee of Big 4 Farming, LLC ("Farming"), a farm management company, 80% owned by Citadel and 20% by Visalia LLC and formed to manage the properties owned by the Agricultural Partnerships. From 1998 through January 1993, Mr. Cotter also served as the President and a director of Cecelia Packing Corporation (a citrus grower and packer, and a company wholly owned by Mr. Cotter) and the managing member of Visalia LLC ("Visalia"), a limited liability company owned, directly or indirectly, by Mr. Cotter and certain members of his family and which holds a 20% interest in each of the Agricultural Partnerships and in Farming. Between 1987 and September 1997, Mr. Cotter served as a director of Stater Bros. Holdings Inc. and its predecessors (a retail grocery chain). Mr. Cotter has been a director and Chief Executive Officer of Townhouse Cinemas Corporation (motion picture exhibition) since 1987, and has been a director of the Decurion Corporation (motion picture exhibition) and of Pacific Theaters, Inc., a wholly owned subsidiary of Decurion Corporation, since 1969. Mr. Cotter is the general partner of a limited partnership which is, in turn, the general partner of Hecco Ventures ("HV") a California general partnership engaged in the business of investing in securities, and the holdings of which include shares representing approximately 16.9% of the voting power of Craig Corp.

   Mr. Tompkins has been President and a director of Craig Corp and a director of REI since March 1993 and served as the President of REI between March 1993 and January 1997. Since January 1997, he has served as the Vice Chairman of REI. Prior thereto, Mr. Tompkins was a partner in the law firm of Gibson, Dunn & Crutcher. Mr. Tompkins has been a director of CHC since May 1993, became Vice Chairman on August 3, 1994 and has served as Corporate Secretary since September 15, 1994. Mr. Tompkins has been a director of Fidelity Federal

Bank, FSB, since April 2000, where he serves on the Audit and Compensation Committees. Mr. Tompkins has been a director and the Chairman of the Audit Committee of G&L Realty Corp., a New York Stock Exchange listed REIT, since December 1993.

   Ms. Margaret Cotter is a member of the New York State Bar and, since September 1997, has been Vice President of Cecelia Packing Corporation, a company wholly-owned by Mr. James J. Cotter, engaged in the citrus packing and marketing business in Fresno, California. From February 1994 until September 1997, Ms. Cotter was an Assistant District Attorney for King's County in Brooklyn, New York. Ms. Cotter graduated from Georgetown University Law Center in 1993 and is the daughter of Mr. James J. Cotter. Ms. Cotter is a limited partner in James J. Cotter Ltd. (Mr. Cotter is the general partner), which is a general partner of HV. Ms. Cotter serves as a director of BRI and is a member of Visalia. She is also President of Liberty Theaters, Inc. and the President and owner of Off Broadway Investments LLC and was the Vice President of Union Square Management, Inc.

   Mr. Gould has been a director of the Company since 1985, and is Chairman of the Audit Committee and also is a member of the Compensation Committee and the Stock Options Committee. Mr. Gould served as a director of Citadel between June 1995 and June 1996 and in December 1997 became a director of BRI. Since July 1986, Mr. Gould has been a member of Troy & Gould Professional Corporation, a law firm that the Company has retained during its last fiscal year.

   Mr. Laheney has been a director of the Company since 1990. Mr. Laheney served as a director of Reading Company, predecessor of REI, between November 1993 and June 1996. In November 1998, Mr. Laheney became Chairman and President of BRI and a member of the management committee of each of the Agricultural Partnerships. Mr. Laheney served in such capacities until his resignation on February 14, 2000. Between July 1995 and July 1996, Mr. Laheney was a consultant for Portfolio Resources Group overseeing global equities, fixed income and foreign exchange investments. Mr. Laheney has been President of Aegis Investment Management Company, an investment advisory firm specializing in global investment portfolio management since August 1993. Mr. Laheney was Vice President of The Partners Financial Group, Inc., between December 1993 through June 1995 and a Vice President of Dean Witter Reynolds from April 1990 until December 1993.

   Mr. Loeffler joined the Board on February 22, 2000 and is a member of the Audit Committee. Mr. Loeffler became a director of Citadel on March 27, 2000, and has been a director of REI since July 1999. Mr. Loeffler had previously served as a director of PaineWebber Group and Advance Machine vision Corporation. Mr. Loeffler is a retired attorney and was counsel to the California law firm of Wyman Bautzer Kuchel & Silbert from 1987 to march 1991. He was Chairman of the Board, President and Chief Executive Officer of Northview Corporation from January to December 1987 and a partner in the law firm of Jones, Day, Reavis and Pogue until December 1986.

 Executive Officers

   In addition to Messrs. Cotter and Tompkins, the principal executive officers of the Consolidated Company are as follows:

   Mr. Matyczynski has been the Chief Financial Officer and Treasurer of the Craig Corp and CHC and the Chief Administrative Officer of REI since November 1999. On June 2, 2000, Mr. Matyczynski became the Chief Financial Officer and Treasurer of REI. Prior to November 1999, Mr. Matyczynski served as a Director at Beckman Coulter, a multi-national biomedical company.

   Ms. Ellen Cotter has been the Vice President of Business Affairs of Craig Corp since August 1996, the Vice President of Business Affairs of REI since March 1998, the Vice President of Angelika Cinemas, Inc. since May 1997, and Secretary/Treasurer of Citadel Agricultural, Inc. since 1997. Prior thereto, she was an attorney specializing in corporate law with White & Case, a New York law firm. Ms. Ellen Cotter is the daughter of Mr. James J. Cotter. Ms. Ellen Cotter is a member of Visalia and a limited partner in James J. Cotter, Ltd. (Mr. Cotter is a general partner), which is a general partner of HV.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who own more than 10% of the Company's common stock or Class A Common Preference Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). SEC's rules also require such reporting persons to furnish the Company with a copy of all Section 16(a) forms they file.

   Based solely on a review of the copies of the forms which the Company received and written representations from certain reporting persons, the Company believes that, during the year ended December 31, 2000, all filing requirements applicable to reporting persons were fulfilled.

Item 11--Executive Compensation

Summary Compensation Table

   Effective January 1, 2000, Craig Corp became the management company for Reading and Citadel. Pursuant to this arrangement, all executive officers and administrative employees (excluding consultants and directors) of CHC and REI became employees of the Company. At the same time, the Company entered into management agreements with Reading and Citadel pursuant to which all of the general and administrative costs paid by the Craig Corp are allocated to each company. The names of the executive officers of the Company are as listed below in the summary compensation table that sets forth the compensation earned for the years ended December 31, 2000, 1999, and 1998 and by each of the most highly compensated executive officers of the Company.

                                                                        Long Term
                                                                       Compensation
                                           Annual Compensation          Securities
                                   -----------------------------------  Underlying
                                                             Other        Stock
                                                             Annual      Options       All Other
   Name and Principal Position     Year  Salary   Bonus   Compensation   Granted    Compensation(9)
   ---------------------------     ----  ------   -----   ------------ ------------ ---------------
James J. Cotter (2)............... 2000      --       --    $500,000         --             --
 Chairman of the Board and Chief   1999      --       --    $500,000         --             --
 Executive Officer of Craig and    1998      --       --    $500,000         --             --
 Reading

 Chairman of the Board and Chief   2000      --       --    $ 45,000         --             --
 Executive Office of Citadel       1999      --       --    $ 45,000         --             --
                                   1998      --  $200,000   $ 45,000         --             --

Scott A. Braly (3)................ 2000 $ 46,875      --          (1)        --             --
 Chief Executive Officer of Craig,
 Reading and Citadel

 Director of Reading               2000      --       --    $ 37,000         --             --
                                   1999      --       --    $ 23,000         --             --

S. Craig Tompkins (4)............. 2000 $410,400      --          (1)        --        $  5,250
 Corporate Secretary and Vice      1999 $360,000      --          (1)        --        $ 21,422
 Chairman of the Board             1998 $360,000      --          (1)        --        $106,931

Andrzej Matyczynski (5)........... 2000 $180,000 $  1,200         (1)     30,000       $  4,381
 Chief Financial Officer and       1999      --       --          (1)        --             --
 Treasurer

Robert F. Smerling (6)............ 2000 $    --       --         --          --             --
 President of Reading/             1999 $175,000      --    $ 20,415         --             --
 City Cinemas and                  1998 $175,000      --         --          --             --
 Citadel Cinemas, Inc.

Ellen M. Cotter (7)............... 2000      --                   (1)        --
 Vice President, Business Affairs  1999 $150,000                  (1)        --        $  4,800
                                   1998 $ 97,470 $ 25,000        --          --        $  2,423

Brett Marsh (8)................... 2000 $170,000 $ 28,000         (1)        --        $  4,149
 Vice President of Real Estate     1999 $162,600      --          (1)        --             --
                                   1998 $152,500      --          (1)        --             --

(1) Excludes perquisites if the aggregate amount thereof is less than $50,000, or 10% of salary plus bonus, whichever is less.

(2) Mr. Cotter is paid pursuant to a consulting agreement. The Company and Mr. Cotter have agreed to continue the consulting arrangement on a month-to-month basis for a monthly fee of approximately $29,166. The Company owns a condominium in a high-rise building located in Hollywood, California, which the

   Company uses as an executive office, and which is personally used by Mr. Cotter. Since the incremental cost to the Company of Mr. Cotter's personal used of these facilities does not exceed $50,000 or 10% of his annual consulting fee, the cost has not been included as compensation in the table. Mr. Cotter does not receive separate compensation for serving as the Chief Executive Officer of the Company.

(3) Mr. Braly was named the Chief Executive Officer of Craig Corp, REI, and CHC, effective October 16, 2000 and resigned from all three companies effectively December 27, 2000. The salary shown above for the year ended December 31, 2000 reflects Mr. Braly's aggregate compensation. Approximately 56% and 34% of Mr. Braly's compensation was allocated to CHC and REI, respectively, for the year ended December 31, 2000. Pursuant to his employment agreement with Craig Corp, Mr. Braly received 100,000 shares of REI common stock options at an exercise price of $3.875. Reading and Citadel reimbursed the Company for a portion of Mr. Braly's salary. In addition, Mr. Braly served as a Director of REI from July 23, 1999 to December 27, 2000 and prior to his appointment as the Chief Executive Officer, Mr. Braly received director's fees from REI.

(4) While no formal written agreement exists as to the terms of Mr. Tompkins' employment by Craig Corp, CHC and REI, Mr. Tompkins is entitled to receive his annual base salary for a period of one year in the event that his employment is involuntarily terminated and no change of control has occurred. Mr. Tompkins is entitled to a severance payment equal to two years his base salary in the event of a change of control of Craig, and to a two-year severance payment in the case of a change of control of Reading. The salary shown above for the years ended December 31, 2000 reflects Mr. Tompkins' aggregate compensation (excludes amounts paid by Citadel for director's fees and a bonus of $40,000 paid in 1998 for services provided to Citadel). Approximately 56% and 45% of Mr. Tompkin's compensation was allocated to CHC and REI, respectively, for the year ended December 31, 2000.

(5) Mr. Matyczynski was named the Chief Financial Officer and Treasurer of Craig Corp and CHC and was named Chief Administrative Officer of REI effective November 19, 1999. Mr. Matyczynski was named the Chief Financial Officer and Treasurer of REI effective June 2, 2000, concurrently with the resignation of James Wunderle who had held that position. Prior to joining the Company, Mr. Matyczynski was associated with Beckman Coulter and its predecessors for more than the past twenty years and also served as a director for certain Beckman Coulter subsidiaries. Pursuant to the employment agreement with Craig Corp, Mr. Matyczynski is entitled to a severance payment equal to six months' salary in the event his individual employment is involuntarily terminated. In addition, Mr. Matyczynski was granted a loan for $33,000, which will be forgiven ratable over three years, and is entitled to an annual mandatory bonus of $12,000 and is eligible for a discretionary bonus of up to $45,000. Mr. Matyczynski was also granted options to acquire 30,000 shares of Craig Corp's common stock. These shares vest as follows: 15,000 shares vest on the first anniversary date, and 5,000 shares vest on the each anniversary date following. The salary shown above for the year ended December 31, 2000 reflects Mr. Matyczynski's aggregate compensation. Approximately 56% and 45% of Mr. Matyczynski's compensation was allocated to CHC and REI, respectively, for the year ended December 31, 2000. Mr. Matyczynski's aggregate compensation did not exceed $100,000 for the year ended December 31, 1999.

(6) In September 2000, Citadel acquired certain cinema assets previously owned by City Cinemas. At the time of that acquisition, an executive-sharing arrangement was in place between REI and City Cinemas, pursuant to which REI and City Cinemas agreed to share Mr. Smerling's executive services. Mr. Smerling serves as a director and the President of REI. Since the acquisition of the City Cinemas assets, Mr. Smerling has served as the President of Citadel Cinemas, Inc. (the cinemas operations subsidiary of CHC). The executive sharing agreement has been superceded by the general and administrative cost sharing arrangement currently in place between Craig Corp, CHC, and REI. Mr. Smerling is entitled to receive a payment equal to a year's base salary in the event his individual employment with Reading is involuntarily terminated. Mr. Smerling's salary for the years ended December 31, 2000, 1999, and 1998 were paid directly by Citadel Cinemas Inc. and Reading. Mr. Smerling's "Other Annual Compensation" includes life insurance premium paid by the Company. Mr. Smerling is permitted to designate the beneficiary of this life insurance policy.

(7) Ms. Cotter has been Vice President, Business Affairs of REI since March 1998 and Acting President of Reading Australia since September 1999. Ms. Cotter has been Vice President of Business Affairs of Craig Corp since August 1996, Vice President of Angelika Cinemas, Inc. since May 1998 and Secretary/Treasurer of Citadel Agriculture, Inc. since December 1997. Ms. Cotter's salary for the years ended December 31, 2000, 1999, and 1998 were paid directly by REI.

(8) Mr. Marsh has been with Citadel since 1993 and has been responsible, through a consulting arrangement with Citadel, for the real estate activities of Reading. Mr. Marsh became Vice President--Real Estate of REI in March 2000. Prior to joining the Citadel, Mr. Marsh was the Senior Vice President of Burton Property Trust, Inc., the U.S. real estate subsidiary of The Burton Group PLC. The salary shown above for the year ended December 31, 2000 reflects Mr. Marsh's aggregate compensation. Approximately 56% and 45% of Mr. Marsh's compensation was allocated to CHC and REI, respectively.

(9) All other compensation consists of the Company's match of the employee's 401(k) contribution. Mr. Tompkins' 1999 and 1998 other compensation consist of past service cost accrued to the pension plan.

Director Compensation

   Directors who are not officers or employees of the Company receive for services as a Director a fee of $25,000 per annum.

Option Grant Table

   The following provides information regarding the grant of Craig stock options during 2000.

                                                                              Potential
                                                                             Realizable
                                                                              Value at
                                                                           Assumed Annual
                                                                           Rates of Stock
                                                                                Price
                                       % of Total                           Appreciation
                                         Options                           for Option Term
                             Options   Granted in    Exercise   Expiration ---------------
             Name           Granted(#) Fiscal Year Price ($/sh)    Date      5%      10%
             ----           ---------- ----------- ------------ ---------- ------- -------
   Barbara Cho.............   5,000         50%       $6.00      1/10/10   $48,900 $77,800
   Jorge Alvarez...........   5,000         50%       $5.81      2/14/10   $47,300 $75,300

Option Exercises and Year-end Table

   The following sets forth information with respect to the executives named in the summary compensation table, concerning the exercise of options during the year ended December 31, 2000 and unexercised options as of December 31, 2000.

                                                                           Value of
                                                        Number of       Unexercisabled
                                                    Unexercised Option In-the-Money at
                                                      at 12-31-1999        12-31-99
                                           Shares      Exercisable/      Exercisable/
Name                         Security     Exercised   Unexercisable    Unexercisable(1)
----                         --------     --------- ------------------ ----------------
James J. Cotter.........   Common Stock        0        594,940/0           $0/$0
S. Craig Tompkins.......  Class A Common
                         Preference Stock      0         35,000/0           $0/$0
Andrzej Matyczynski.....   Common Stock        0      15,000/15,000         $0/$0

(1) Calculated based on closing prices of $2.8750 and $2.50 for the common stock and Class A common preference stock, respectively, at December 31, 2000.
(2) Represents the amount by which the aggregate market price on December 31, 2000 of the shares subject to such options exceeded the exercise price of such options.

Item 12--Security Ownership of Certain Beneficial Owners and Management

   As of March 6, 2001, the outstanding voting securities of Craig consisted of 3,402,808 shares of Common Stock and 7,058,408 shares of Class A Common Preference Stock. Shareholders are entitled to 30 votes for each share of Common Stock and 1 vote for each of Class A Common Preference Stock.

   The following table sets forth information as of March 6, 2001 with respect to (1) persons known by Craig to own beneficially more than 5% of the outstanding shares of common stock or Class A common preference stock of Craig, (2) the number of shares beneficially owned by each director, and (3) by the Company's officers and directors as a group. All persons listed, unless otherwise stated, have sole voting and investment power with respect to the common stock and Class A common preference stock beneficially owned by them.

                                                   Class A Common Preference
                                 Common Stock                Stock
                             --------------------- --------------------------
                                                                Percentage of
                               Amount   Percentage    Amount       Class A
Name and Address of          Beneficial of Common  Beneficially    Common
Beneficial Owner              Owned(1)   Stock(1)    Owned(1)     Stock(1)
-------------------          ---------- ---------- ------------ -------------
James J. Cotter(2).........  2,385,142    59.66%    2,021,702       28.64%
  120 N. Robertson Blvd.
  Los Angeles, CA 90048

Hecco Ventures(2)..........    617,438    18.14%      720,838       10.21%
  120 N. Robertson Blvd.
  Los Angeles, CA 90048

Artisan Partners LTD/(3)...        --       --        702,900        9.96%
  Artisan Investment
   Corporation
  1000 North Water Street,
   #1770
  Milwaukee, WI 53202

Dimensional Fund Advisors,
 Inc.(4)...................    250,300     7.36%          --          --
  1299 Ocean Avenue, 11th
   Floor
  Santa Monica, CA 90401

First Pacific Advisors,
 Inc.(5)...................        --       --        896,400        12.7%
  11400 West Olympic Blvd.
  Suite 1200
  Los Angeles, CA 90064

Lawndale Capital
 Management, Inc.(6).......        --       --        628,000        8.90%
  One Sansome St. Ste. 3900
  San Francisco, CA 94104

Ellen M. Cotter**(13)......      1,000        *         1,000           *

Margaret Cotter**(7).......      9,500        *         9,500           *

William D. Gould**(8)......     17,000        *        20,000           *

Gerard P Laheney**(9)......     15,000        *        15,000           *

Robert W. Loeffler**.......

Andrzej Matyczynski**(10)..     15,000        *

S. Craig Tompkins**(11)....        --       --         37,000           *

Officers and Directors as a
 group (8 persons)(12).....  2,444,642    60.53%    2,104,202       29.58%

 * Represents less than 1%.

** Business address: 550 South Hope Street, Suite 1825, Los Angeles, CA 90071.

 (1) Applicable percentage of ownership is based on 3,402,808 shares of Common Stock and 7,058,408 shares of Class A Common Preference Stock outstanding as of March 1, 2001 plus the applicable options for such shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and includes voting and investment power with respect to such shares. Shares subject to options currently exercisable or exercisable within 60 days of March 1, 2001 are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.

 (2) Includes the common stock and Class A Common Preference Stock owned by Hecco Ventures ("HV"), which is a California general partnership. James
     J. Cotter is the general partner of a limited partnership which is the general partner of HV. Also includes 594,940 shares of common stock subject to stock options held by Mr. Cotter. Margaret Cotter, a director, and Ellen Cotter, Vice President of Business Affairs for the Company, are the daughters of Mr. Cotter and each are limited partners in the above-referenced limited partnership. The other general partners of HV are Michael Forman and a subsidiary of the Decurion Corporation, a company privately owned by Michael Forman and certain members of his family. HV has granted Mr. Cotter the right to vote the shares held by it. Accordingly, Mr. Cotter has sole voting power and shared investment power. Mr. Cotter is also the beneficial owner of 353,732 shares of the common stock of REI consisting of 6,000 shares held in a profit sharing plan, and 347,732 shares issuable within 60 days of March 6, 2000 upon the exercise of outstanding stock option. In addition, Mr. Cotter also owns 1,311,233 shares of CHC's Class A Nonvoting and 327,808 shares of CHC's Class B Voting Common Stock which were acquired as a result of the OBI Merger.

 (3) According to filing with the SEC dated February 9, 2001, includes 702,900 shares which are owned of record by Artisan Partners LTD/Artisan Investment Corporation ("Artisan").

 (4) According to filing with the SEC dated February 2, 2001, Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment manager to certain other investment vehicles, including commingled group trusts (the "Portfolios"). Dimensional possesses both voting and investment power over the shares of common stock shown, however, the shares are owned of record by the Portfolios, and Dimensional disclaims beneficial ownership of all such shares.

 (5) According to filings with the SEC dated February 11, 2001, includes 896,400 shares which have shared voting power.

 (6) According to filings with the SEC dated April 10, 2000, includes shares which are owned of record by Diamond A Partners, L.P("DAP") and by Diamond A Investors L.P ("DAI") over which Lawndale Capital Management, Inc. ("LAM") and Andrew E. Shapiro have shared voting and dispositive power. According to filings with the SEC, Lawndale Capital Management, Inc. is the investment advisor to DAP and DAI, which are investment limited partnerships and Mr. Shapiro is the sole manager of LAM.

 (7) The shares held by Ms. Cotter include 7,500 shares of both Common Stock and Class A Common Preference Stock subject to a vested stock option.

 (8) Includes 2,000 shares of common stock and 3,000 shares of Class A Common Preference Stock owned by a trust for the benefit of Mr. Gould's children, of which he is co-trustee; Mr. Gould disclaims beneficial ownership of the shares held in the trust.

 (9) Represents shares subject to an exercisable option to purchase common stock and/or Class A common stock within 60 days of March 6, 2000.

(10) Mr. Matyczynski was elected Chief Financial Officer and Treasurer of the Company on November 19, 1999. On that date, he was granted 30,000 shares each of Craig Corp common stock and CHC Class A Voting Stock of which 15,000 of each vest in the first year and 5,000 on each anniversary date following.

(11) Includes 35,000 shares subject to a stock option and 2,000 shares held in various retirement accounts for the benefit of Mr. Tompkins and his wife. Mr. Tompkins also has beneficial ownership of 21,400 shares of

    REI Common stock (excluding 200 shares held by Mr. Tompkin's wife's retirement plan and 500 shares held in a trust for Mr. Tompkin's minor child as to which Mr. Tompkins disclaims beneficial ownership). In addition, Mr. Tompkins had beneficial ownership of 16,000 shares of CHC Class A Nonvoting Common Stock.

(12) Includes 632,440 shares of Common Stock and 57,500 shares of Class A Common Preference Stock subject to stock options.

(13) Ms. E. Cotter also has beneficial ownership of 10,000 shares of REI common stock.

Compensation Committee Interlocks and Insider Participation

   The Compensation Committee in 2000 was composed of two directors, William
D. Gould and Gerard P. Laheney. Mr. Gould is a member of Troy & Gould Professional Corporation, a law firm that Craig retained and paid approximately $3,960 in Fiscal 2000. Messrs. Cotter and Tompkins serve as members of REI's Board of Directors and, as directors, approve decisions of REI's Compensation Committee with respect to compensation of REI's officers and directors. Messrs. Cotter and Tompkins serve as members of Citadel Holding Corporation's Board of Directors, and, as directors, approve decisions of Citadel's Compensation Committee with respect to compensation of Citadel's officers and directors. Until July 2000, Mr. Cotter was a member of Citadel's Compensation Committee. Mr. Loeffler serves as a director of Craig, Reading and Citadel.

   The Company, together with Reading, owns a 49% interest in BRI. Mr. Cotter and a trust for the benefit of one of Mr. Tompkins' children each have a 1.6% beneficial interest in BRI. Messrs. Gould and Ms. Margaret Cotter also serve as directors of BRI. Mr. Laheney resigned as a director and as President of BRI effective February 14, 2000.

Item 13--Certain Relationships and Related Transactions

 General

   Craig, Citadel and Reading are operated as part of a group of commonly controlled companies referred to elsewhere in the Report on Form 10K as the "Craig Group of Companies." Reading is currently principally engaged in two lines of business (1) the development, ownership and operation of multiplex cinemas in Australia, New Zealand and Puerto Rico, and (2) the development, ownership and operation of cinema based entertainment centers and other real estate development activities in Australia and New Zealand. Citadel is likewise currently principally engaged in two lines of business (1) the development, ownership and operation of multiplex cinemas (focusing primarily on the art and upper-end film market) and "Off Broadway" style live theaters in the United States and (2) the ownership and operation of rental real estate. Craig Corp is principally in the business of owning interests in and providing management services to Reading and Citadel.

   Mr. James J. Cotter, the Chairman of the Board and Chief Executive Officer of each of Craig Corp, CHC and REI, owns or otherwise has voting control over each of the companies in the group. Specifically, Mr. Cotter owns or otherwise controls securities representing more than 50% of the voting power of Craig Corp, which in turn owns securities representing more than 50% of the voting power of REI. Mr. Cotter, together with Craig Corp and REI own securities representing 49.3% of the voting power of CHC.

   In part due to this overlapping ownership and control, there have been in the past a significant number of related party transactions between the members of the Craig Group of Companies, and their various affiliates.

   In part to address these related party transactions, management, with the support of Mr. Cotter, has proposed that Craig Corp, CHC and REI be consolidated in a transaction where the holders of all of the outstanding securities of Craig Corp and REI, including Mr. Cotter, would receive shares of CHC Class A Non-Voting Common Stock. That stock is currently listed for trading on the American Stock Exchange under the symbol CDL.A. One result of such a consolidation transaction would be a reduction in Mr. Cotter's voting control of CHC from slightly under 50% to slightly under 25%. This would be due to the fact that all of the CHC Class B Voting Common Stock held by Craig and Reading after such a consolidation transaction would become, in essence, non-voting treasury shares. The consolidation transaction has been delegated by the Boards of Directors of Craig Corp. CHC and REI, to their respective Conflicts Committees for further consideration.

 Overlapping Management

   Prior to 2000, the members of the Craig Group of Companies allocated certain overhead expenses and provided various management services to one another pursuant to various cost sharing and consulting arrangements. During 2000, Reading moved its executive offices from Philadelphia to Los Angeles, and the members of the Craig Group of Companies reorganized and consolidated their general and administrative staffs under Craig. Consequently, substantially all of the general and administrative employees of the Craig Group of Companies are now employed directly by Craig Corp, and receive all of their health, medical, retirement and other benefits from Craig Corp. The general and administrative expense of the Craig Group of Companies is then periodically allocated, subject to the review and approval of the Conflicts Committees of Craig Corp, CHC and REI, in accordance with the amount of time spent by these employees providing services for the respective member of the group.

   At the present time, Mr. James J. Cotter is the Chairman of the Board and Chief Executive Officer of Craig Corp., CHC and REI. Mr. S. Craig Tompkins is the President and a Director of Craig Corp. and the Vice Chairman of the Board and Corporate Secretary of Craig Corp., CHC and REI. Mr. Andrzej Matyczynski is the Chief Financial Officer and Treasurer of Craig Corp., CHC and REI. Mr. Robert Loeffler is a director and a member of the Audit Committees of Craig Corp., CHC and REI.

 Certain Transactions Between the Members of the Craig Group of Companies, and their Affiliates

  Certain Entertainment Property Transactions

   In 1999, Reading determined that, in view of its limited capital resources and the size and scope of its investments and commitments in Australia and New Zealand, it should focus on its overseas activities and dispose of its domestic entertainment assets. During this same period, Citadel was searching for hard asset investment opportunities in which to invest its cash ($21,440,000 at June 30, 1999).

   In the summer of that year, management began conversations with NAC, about a potential transaction in which NAC would acquire, in partnership with Citadel, all of the Domestic Cinema Assets of Reading, including Reading's rights to acquire the Manhattan based City Cinemas chain. In April 2000 Reading conveyed a 50% membership interest in AFC to NAC in consideration of the issuance to it of certain securities and granted to NAC, in consideration of the payment by NAC to Reading of an option fee of $500,000, an option to acquire the remainder of Readings Domestic Cinema assets. That option was subject to the right of Citadel to participate as a 50/50 partner with NAC in those assets, if Citadel were to so elect. Ultimately, NAC determined not to exercise that option, and determined instead to invest in a developmental "dot.com" company. Reading has resold to NAC the securities it received in consideration of the transfer of the 50% membership interest in AFC for gross proceeds of approximately $14,702,000.

   During this same period, Citadel determined to proceed with the acquisition from Reading of the remainder of Reading's domestic entertainment assets. During 2000 and the first quarter of 2001, Reading conveyed to Citadel the following domestic entertainment assets:

   1. The City Cinemas and OBI Transactions In December, 1998 Reading entered into an agreement (the "Sutton Agreement") with Messrs. James J. Cotter and Michael Forman and certain of their affiliates (collectively referred to here in as "Sutton") to acquire the City Cinemas chain (the "City Cinemas Transaction") and OBI (now Liberty Theaters)(the "OBI Merger"). In 2000, Reading assigned that agreement to Citadel, and Citadel reimbursed to Reading the $1,000,000 deposit Reading had made to Sutton under the Sutton Agreement. In September 2000, Citadel closed the City Cinemas Transaction and the OBI Merger. That transaction is described in detail elsewhere in this Report. Basically, Citadel leased from Sutton, under a ten-year operating lease, four cinemas, obtained certain management rights with respect to an additional six cinemas, and purchased City Cinemas' 16.7% membership interest in AFC. Citadel also obtained an option, exercisable in ten years, to purchase the assets subject to the lease, including two fee interests for $48,000,000, and committed, in 2007, to lend Sutton up to $28,000,000. Citadel also merged with OBI, issuing CHC common stock for all of the outstanding shares of OBI. The OBI stock was valued at $10,000,000 in the transaction. As a result of the City Cinemas Transaction, the management of NY Angelika, and two other domestic cinemas owned by Reading, was transferred from City Cinemas to Citadel.

   2. The Domestic Cinema Transactions In September, 2000, Citadel also acquired from Reading the rights to the Angelika Film Center & Cafe project in Dallas, Texas--an eight screen Angelika style cinema currently under construction and slated for opening in Summer, 2001 (the "Dallas Angelika"). That transaction is described in detail elsewhere in this Report. Basically, Citadel reimbursed to Reading its costs to date in the development, and assumed Reading's obligations under the lease. Reading, in turn, assigned to Citadel its interest in the lease and committee to reimburse to Citadel a portion of its investment in the Dallas Angelika if Citadel did not achieve at least a 20% return on equity during the second year of operation of the cinema. In March 2001, Reading sold the remainder of its Domestic Cinema assets (other than its residual 33.3% membership interest in AFC) to Citadel in consideration of the issuance by Citadel of two year purchase money promissory note in the amount of $1,906,000.

   3. The Royal George Theater Complex Transaction In March 1999, Reading acquired for approximately $3,000,000 the Royal George Theater Complex, a four auditorium fee property located in Chicago. The Royal George was acquired in a newly formed limited liability company ("RGT"), and in contemplation of the acquisition of OBI's Manhattan live theaters. In June 2000, Citadel lent to RGT the funds needed to retire the purchase money note issued by RGT to acquire the complex, in consideration of the issuance to Citadel of a promissory note, bearing interest at the rate of 10.0% per annum, and in September, 2000 acquired the Royal George Theater Complex from Reading at approximately the same price as was paid by Reading for that complex in March 1999.

   4. Management of Live Theater Assets Prior to the OBI Merger, the live theater assets of OBI and the Royal George Theater Complex were booked and managed by Union Square Management, Inc., a third party theater management company. Ms. Margaret Cotter, the daughter of James J. Cotter, was at that time the Senior Vice President of that company. In 1998, Craig Corp guaranteed a $100,000 bank loan to Mr. Alan Schuster, the principal stockholder and President of Union Square Management. Following the closing of the OBI Merger, OBI was renamed Liberty Theaters, Inc. Citadel's live theaters are now booked and managed by Off Broadway Investment LLC ("OBI Management"), a company wholly owned by Margaret Cotter. Ms. Cotter is the President of that company. OBI Management is a separate company and is not related to the OBI acquired by Citadel in the OBI Merger and renamed Liberty Theaters. OBI has been retained on an at-will basis, on substantially the same terms as Union Square Management pending negotiation of a definitive agreement by the CHC Conflicts Committee.

   5. Investment in Plays From time to time the members of the Craig Group of Companies, and Mr. Cotter and the other members of management, are afforded the opportunity to invest in the plays that play or may play in the live theaters owned by Citadel. These investments are monitored by Mr. Cotter, and periodically reported to the Conflicts Committee of CHC.

 Certain Agricultural Transactions

   The Craig Group of Companies collectively own approximately 40% of the equity interest in three partnerships (the "Agricultural Partnerships") formed in 1997 to purchase approximately 1,600 acres of agricultural land in Southern California commonly know as the "Big 4 Ranch." The property is principally improved with mature citrus groves. In order to satisfy certain federal laws relating to access to federal water supplies, the ownership of the Big 4 Ranch was taken in the Agricultural Partnerships which are owned 40% by Citadel, 40% by Big 4 Ranch, Inc. ("BRI") and 20% by Visalia LLC ("Visalia").

   Visalia is owned 1% by James J. Cotter, 49% by certain members of his family and 50% by Cecelia Packing ("Cecelia") a company wholly owned by Mr. Cotter. The outside Directors of CHC felt that it was important that Mr. Cotter acquire and equity interest in the Agricultural Partnerships, since Citadel was relying principally upon his expertise and experience in making and providing executive supervision of the investment.

   BRI was initially a wholly owned subsidiary of CHC, and was spun off to the stockholders of CHC immediately prior to the acquisition by the Agricultural Partnerships of Big 4 Ranch. Accordingly, Craig and Reading received their interests in BRI initially as a result of that spin-off. Thereafter, Craig increased its holdings in BRI through the purchase of additional BRI shares in privately negotiated transactions. Craig and Reading own their interests in the Agricultural Partnerships indirectly through their ownership of CHC and BRI shares. Craig and Reading currently control BRI, owning 49% of the voting power of that company. In addition, Cecelia and a trust for the benefit of one of Mr. Tompkins's children own an additional 3.2% of BRI. Historically, the officers and directors of Craig Corp. have served as the officers and directors of BRI.

   The Big 4 Ranch is farmed by Big 4 Ranch Farming, LLC ("Farming"), which is owned 80% by Citadel and 20% by Visalia. Farming is reimbursed for all of its out-of-pocket costs by the Agricultural Partnerships, plus a fee equal to 5% of the gross revenues of the Agricultural Partnerships, after deducting the expenses of picking, packing and hauling. Farming, in turn, contracts with Cecelia for certain bookkeeping and administrative services, for which it pays a fee of $6,000 per month. Farming is reimbursed for this expense from the Agricultural Partnerships. Cecelia also packs fruit for the Agricultural Partnerships, and was paid $72,000 per annum for 1998, 1999, and 2000, respectively. The Craig Group of Companies provide various administrative services for the Agricultural Partnerships and BRI, for which they receive no compensation.

   Due to a variety of factors, principally bad weather and market conditions, the Agricultural Partnerships have lost in excess of 100% of their equity, and are being funded by loans from Citadel and Visalia. At the present time, it is the intent of the Craig Group of Companies that the Agricultural Partnerships limit their activities to those that can be covered by the cash flow from their operations. To date, Citadel and Visalia have lent $4,840,000 and $820,000 respectively to the Agricultural Partnerships, and, in addition, have guaranteed (on an 80/20 basis) certain equipment leases entered into by the Agricultural Partnerships. Since December 1998, when the Agricultural Partnerships crop was wiped out by a freeze, Citadel and Visalia have been funding the Agricultural Partnerships on an 80/20 basis. BRI, which had no assets other than its original interest in the Agricultural Partnerships, a limited amount of cash and a line of credit from Citadel, has not had the capital resources to contribute to the ongoing funding of the Agricultural Partnerships.

 Certain Family Relationships

   Mr. Cotter, the controlling stockholder of the Craig Group of Companies, has advised that he considers his holdings in Craig Corp. and CHC to be long-term investments to be passed to his heirs. The Directors of Craig Corp., CHC and REI believe that it is in the best interests of these companies, and their respective stockholders, for these heirs to become experienced in the operations and affairs of the members of the Craig Group of Companies. Accordingly, Ms. Margaret Cotter is a member of the Board of Directors of Craig. Corp. and BRI. Ms. M Cotter has also served as an officer of Cecelia and Union Square Management, Inc., and is the owner and President of OBI Management. Ms. Ellen Cotter is the Vice President--Business Affairs of Craig Corp., REI and of Citadel's cinema subsidiary. Ms. Ellen Cotter and Ms. Margaret Cotter have direct or indirectly ownership interest in Visalia and Hecco Ventures. Mr. James J. Cotter, Jr. is a director of Gish Biomedical Inc., a company that is owned approximately 16.3% by Citadel. Ms. M. Cotter and Ms. E. Cotter are each graduates of the Georgetown Law Center and were in public and private practice, respectively, prior to becoming involved with the Craig Group of Companies. Mr. J. Cotter Jr. is a graduate of the Brown University, and obtained his law and tax degrees from the New York University. Mr. Cotter was in the private practice of law with the firm of Winston & Strawn, in Manhattan.

 Certain Miscellaneous Transactions:

   Reading has loaned to Mr. Smerling $105,000 pursuant to a non-interest bearing demand loan.

                                    PART IV

Item 14--Exhibits, Financial Statements, Schedules and Reports on Form 8-K

   (a)(1) Consolidated Financial Statements:

   Consolidated Balance Sheets--As of December 31, 2000 and 1999........     42

   Consolidated Statements of Operations--Years Ended December 31, 2000,
    1999 and 1998.......................................................     43

   Consolidated Statements of Shareholders' Equity--Years Ended December
    31, 2000, 1999 and 1998.............................................     44

   Consolidated Statements of Cash Flows--Years Ended December 31, 2000,
    1999 and 1998.......................................................     45

   Notes to Consolidated Financial Statements...........................     46

   Report of Independent Auditors.......................................  79-80

   All schedules other than those listed above are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or the notes therein.

   (a)(2) Exhibits. See Item 14(c) for Index of Exhibits.

   (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the reporting period.

   (c) Exhibits (Items denoted by * represent management or compensatory contract.

   (d)(1) Not applicable.

   (d)(2) Not applicable.

   (d)(3) Not applicable.

  3.1 Certificate of Amendment and Restatement of the Articles of Incorporation, a Nevada corporation (incorporate by reference to the Company's Form 10-K Report for the year ended December 31, 1999).

  3.2   Restated and Amended Bylaws of Craig Corporation, a Nevada corporation
         (incorporate by reference to the Company's Form 10-K Report for the year ended December 31, 1999).

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

 10.26* Employment contract between Andrzej Matyczynski and Craig Corporation dated October 28, 1999 (incorporated by reference to Exhibit 10.26 to the Company's Report on Form 10-K for the year ended December 31,
         1999).

 10.27  1999 Craig Stock Option Plan (incorporated by reference to Exhibit
         10.27 to the Company's Report on Form 10-K for the year ended December
         31, 1999).

 10.28 Craig Employee 401(k) Savings Plan--Plan Document (incorporated by reference to Exhibit 10.28 to the Company's Report on Form 10-K for the year ended December 31, 1999).

 10.29  Purchase agreement between Reading Entertainment and National Auto
         Credit, Inc. dated April 5, 2000 Document (incorporated by reference to Exhibit 10.29 to the Company's Report on Form 10-K for the year ended December 31, 1999).

 21     Subsidiaries of the Registrant (filed herewith)

*These exhibits constitute the executive compensation plans and arrangements of the Company.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CRAIG CORPORATION

                                                /s/ Andrzej Matyczynski
                                          By: _________________________________
                                                    Andrzej Matyczynski
                                                  Chief Financial Officer

April 12, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated.

              Signature                       Title(s)                Date
              ---------                       --------                ----

       /s/ James J. Cotter            Director, Chairman and     April 12, 2001
 ____________________________________  Chief Executive Officer
           James J. Cotter

      /s/ Gerard P. Laheney           Director                   April 12, 2001
 ____________________________________
          Gerard P. Laheney

      /s/ S. Craig Tompkins           Director and President     April 12, 2001
 ____________________________________
          S. Craig Tompkins


       /s/ William D. Gould           Director                   April 12, 2001
 ____________________________________
           William D. Gould

       /s/ Margaret Cotter            Director                   April 12, 2001
 ____________________________________
           Margaret Cotter