Form 10-Q
period 2001-03-31
CRAIG CORP
filed 2001-05-15
CIK 110985

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ----------------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: March 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________________ to ____________________

                          Commission file number 1-6123

                               CRAIG CORPORATION
             (Exact name of Registrant as specified in its charter)

                 NEVADA                                          95-1620188
(State or other jurisdiction of incorporation or      (IRS Employer Identification No.)
               organization

       550 South Hope Street, Suite 1825                            90071
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 7, 2001, there were 3,402,808 shares of Common Stock, $0.25 par value per share, and 7,058,408 shares of Class A Common Preference Stock, $0.01 par value per share.

================================================================================

                       CRAIG CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----



                                                                                       Page
                                                                                       ----
PART I.    Financial Information
------

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of
            March 31, 2001 (Unaudited) and December 31, 2000........................     1

           Condensed Consolidated Statements of Operations (Unaudited) for the
            Three Months Ended March 31, 2001 and 2000..............................     3

           Condensed Consolidated Statements of Cash Flows (Unaudited) for the
            Three Months Ended March 31, 2001 and 2000..............................     4

           Notes to Condensed Consolidated Financial Statements.....................     5

Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations...................................................    18


PART II.   Other Information
--------

Item 1.    Legal Proceedings........................................................    24

Item 2.    Changes in Securities....................................................    24

Item 3.    Defaults Upon Senior Securities..........................................    24

Item 4.    Submission of Matters to a Vote of Security Holders......................    24

Item 5.    Other Information........................................................    24

Item 6.    Exhibits and Reports on Form 8-K.........................................    24

           Signatures...............................................................    25

                         PART I - Financial Information
                         ------------------------------

Item 1 - Financial Statements
-----------------------------

Craig Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands)

                                                         March 31,             December 31,
                                                           2001                   2000
                                                        (Unaudited)
---------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents (Note 1)                       $  5,975              $ 16,475
Receivables                                                 1,661                 2,749
Restricted cash                                             1,112                 1,267
Inventories (Note 1)                                          200                   267
Prepayments and other current assets                        1,382                   945
Assets held for sale (Note 5)                               2,239                 4,039
---------------------------------------------------------------------------------------------

   Total current assets                                    12,569                25,742

Investment in unconsolidated affiliates (Note 2)           17,348                17,650
Note receivable from joint venture partners                   370                   421
Note receivable from WPG                                    5,550                    --
Note receivable from Citadel                                1,706                    --
Property held for development (Note 1)                     22,845                25,158
Property and equipment, net (Note 3)                       46,947                52,398
Other assets                                                1,989                 2,162
---------------------------------------------------------------------------------------------

   Total assets                                          $109,324              $123,531
---------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

Craig Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands)

                                                                           March 31,     December 31,
                                                                             2001           2000
                                                                         (Unaudited)
-------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable                                                           $   5,290    $   7,807
Film rental payable                                                              775        1,719
Accrued taxes                                                                  1,398        1,428
Note payable - current                                                         4,461        4,476
Note payable to Citadel                                                        1,998        1,998
Other liabilities                                                              2,463        1,203
-------------------------------------------------------------------------------------------------------

    Total current liabilities                                                 16,385       18,631

Note payable                                                                  12,320       14,390
Other liabilities                                                              5,136        5,577
Deferred tax liabilities                                                       8,368        8,368
-------------------------------------------------------------------------------------------------------

    Total liabilities                                                         42,209       46,966
-------------------------------------------------------------------------------------------------------

Minority interests in equity of subsidiaries                                  15,269       15,754
Redeemable preferred stock of Reading                                          7,000        7,000

Commitments and Contingencies (Note 6)

Stockholders' Equity
Preferred stock, par value $0.25, 1,000,000 shares authorized, none               --           --
 issued
Class A common preference stock, par value $0.01, 10,000,000 shares               87           87
 authorized, 8,734,065 issued and 7,058,408 outstanding at March 31,
 2001 and at December 31, 2000, respectively
Class B common stock, par value $0.01, 20,000,000 shares authorized,
 none issued                                                                      --           --

Common stock, par value $0.25, 7,500,000 shares authorized, 5,444,065          1,361        1,361
 shares issued and 3,402,808 and 3,512,308 outstanding at March 31, 2001 and December, 31, 2000, respectively
Additional paid-in capital (Note 2)                                           28,804       28,804
Retained earnings                                                             59,888       61,315
Accumulated other comprehensive loss (Note 7)                                (23,475)     (15,937)
Cost of treasury shares, 3,716,906 shares at March 31, 2001 and              (21,819)     (21,819)
 at December 31, 2000
-------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                               44,846       53,811
-------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                            $ 109,324    $ 123,531
-------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

Craig Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share amounts)

                                                                 Three Months Ended
                                                                      March 31,
                                                                      ---------
                                                                 2001           2000
-----------------------------------------------------------------------------------------
Revenues
  Theater
   Admissions                                              $      7,383    $      7,897
   Concessions                                                    2,399           2,496
   Advertising and other                                            404             639
  Real estate                                                       207             189
 -----------------------------------------------------------------------------------------
                                                                 10,393          11,221
-----------------------------------------------------------------------------------------
Operating costs and expenses
  Theater operating                                               8,260           9,216
  Theater concession                                                516             538
  Real estate costs                                                  --              --
  Depreciation and amortization                                     529             804
  General and administrative expenses                             2,353           2,893
-----------------------------------------------------------------------------------------
                                                                 11,658          13,451
-----------------------------------------------------------------------------------------

Operating loss                                                   (1,265)         (2,230)

Non-operating expenses (income)
  Equity in losses of unconsolidated affiliates (Note 2)            149              79
  Interest and dividend income                                     (230)           (187)
  Interest expense                                                  368             251
  Other income, net                                                 (16)            (35)
-----------------------------------------------------------------------------------------

Loss before income taxes and minority interests                  (1,536)         (2,338)
Income taxes (Note 4)                                               207             218
-----------------------------------------------------------------------------------------

Loss before minority interests                                   (1,743)         (2,556)
Minority interests                                                 (430)           (644)
-----------------------------------------------------------------------------------------

Net loss                                                         (1,313)         (1,912)
Less: Preferred stock dividends                                     114             114
-----------------------------------------------------------------------------------------

Net loss applicable to common shareholders                 $     (1,427)   $     (2,026)
-----------------------------------------------------------------------------------------

Basic loss per share (Note 1)                              $      (0.14)   $      (0.19)
Weighted average number of shares outstanding                10,461,216      10,495,216

Diluted loss per share (Note 1)                            $      (0.14)   $      (0.19)
Diluted weighted average number of shares outstanding        10,461,216      10,495,216
-----------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

Craig Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

                                                                    Three Months Ended
                                                                         March 31,
                                                                         ---------
                                                                    2001             2000
--------------------------------------------------------------------------------------------

Operating Activities
Net loss                                                        $ (1,313)         $(1,912)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                     529              804
   Deferred rent expense                                            (143)             112
   Equity in loss of unconsolidated affiliates                       149               79
   Other, net                                                         37                5
 Minority interests                                                 (430)            (644)
Changes in current assets and liabilities:
     Decrease (increase) in current assets                           630             (733)
     Decrease in assets held for sale                              1,706               --
     Decrease in payables                                         (2,539)          (1,618)
     Decrease in accrued film rental                                (908)            (201)
     Increase in other liabilities                                   383               31
--------------------------------------------------------------------------------------------
Net cash used in operating activities                             (1,899)          (4,077)
--------------------------------------------------------------------------------------------
Investing activities
 Purchase of property held for development                          (721)             (11)
 Purchase of property and equipment                                 (506)          (5,639)
 Purchase of Citadel Class B common stock                             --              (31)
 Investment in joint venture                                         (35)              --
 Distribution from joint ventures                                     54              224
 Decrease in note receivable from joint venture                       22              214
 Increase in restricted cash                                          (7)          (2,016)
--------------------------------------------------------------------------------------------
Net cash used in investing activities                             (1,193)          (7,259)
--------------------------------------------------------------------------------------------
Financing activities
 Treasury stock repurchases                                           --             (364)
 Distributions to minority partner                                    --              (42)
 Payment of Reading preferred dividends                               --             (114)
 Payment on notes payable                                         (6,451)              --
 Issuance of note payable                                         (1,706)           3,569
 Proceeds from borrowings                                          1,534               --
--------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities               (6,623)           3,049
--------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash                     (785)            (477)
--------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                            (10,500)          (8,764)
Cash and cash equivalents at beginning of the period              16,475           15,077
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $  5,975          $ 6,313
--------------------------------------------------------------------------------------------

Supplemental Disclosures
Interest paid                                                   $    388          $   236
Income taxes paid                                               $     --          $    --

          See accompanying notes to consolidated financial statements.

Craig Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2001
--------------------------------------------------------------------------------

Note 1 - Basis of Presentation

Basis of Consolidation

      The consolidated financial statements include the accounts of Craig Corporation ("Craig Corp." and collectively with its corporate predecessors and wholly owned subsidiaries, "Craig" or the "Company") and collectively with its majority owned subsidiaries, the "Consolidated Company". Such majority owned subsidiaries include the accounts of Reading Entertainment, Inc. ("REI" and together with its corporate predecessors and its consolidated subsidiaries, "Reading").

      The Company's principal holdings at March 31, 2001 consisted of (1) common and preferred stock representing approximately 78% of the voting power of REI,
(2) Class A Nonvoting and Class B Voting common shares representing approximately 11.0% and 11.6% of the outstanding common shares of Citadel Holding Corporation ("CHC" and collectively with its corporate predecessors and consolidated subsidiaries "Citadel"), (3) 16.4% of the outstanding common stock of Big 4 Ranch, Inc. ("BRI"), a company owning a 40% interest in certain agricultural properties located in Kern County, California, and (4) cash and cash equivalents. The Consolidated Company holds a 32.8% voting interest in CHC and a 49% interest in BRI.

      Reading, the Company's majority owned subsidiary, is in the business of developing and operating multiplex cinemas and entertainment centers in Australia and New Zealand. Reading also operates cinemas in Puerto Rico and until March 2001, operated cinemas in the United States. Subsequent to March 8, 2001, Reading's only domestic cinema interest is its passive 33.3% membership interest in the Angelika Film Center, LLC ("AFC"), the owner of the Angelika Film Center and Cafe located in the Soho district Manhattan (the "NY Angelika"). This interest in the AFC and these historic domestic cinema operations are referred to herein as the "Domestic Cinemas". Reading's cinemas are owned and operated through Reading Cinemas of Puerto Rico, Inc., a wholly-owned subsidiary, under the CineVista name in Puerto Rico ("CineVista" or the "Puerto Rico Circuit"); through Reading Entertainment Australia Pty Ltd (collectively with its subsidiaries referred to herein as "Reading Australia"), under the Reading Cinemas name in Australia (the "Australia Circuit"), and through a 50/50 joint venture in New Zealand under the Berkeley Cinemas name. The Company's entertainment center development activities in Australia and New Zealand are conducted through the affiliates of Reading Australia in Australia and through affiliates of Reading New Zealand Ltd. (collectively referred to herein as "Reading New Zealand") in New Zealand.

      Through its ownership of REI, the Consolidated Company principally operates in two business segments, cinema operations and real estate development (See Note 10).

      The financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim information and the rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K fir the year ended December 31, 2000. Certain amounts in previously issued financial statements have been reclassified to conform to the current period presentation.

Basis of Consolidation: All significant intercompany transactions and accounts
----------------------
have been eliminated in consolidation. Minority interest in equity of subsidiaries reflects the minority stockholders' proportionate share of Reading and the Consolidated Company's other joint ventures. Investments in which the Consolidated Company holds a 20 to 50 percent ownership interest are accounted for using the equity method. Investments in other companies are carried at cost.

Use of Estimates:  The preparation of financial statements requires management
----------------
to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents:  The Consolidated Company considers all highly liquid
-------------------------
investments with original maturities of three months or less at the time of acquisition to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates fair market value, and consist principally of Eurodollar time deposits, interest-bearing bank deposits, federal agency securities and short-term money market instruments.

Inventories:  Inventories are comprised of confection goods used in theater
-----------
operations and are stated at the lower of cost (first-in, first-out method) or net realizable value.

Property held for development:  Property held for development consists of land,
-----------------------------
including land acquisition costs, acquired for the potential development of multiplex cinemas and/or entertainment centers and currently held either for such purposes or for other development purposes. Property held for development is carried at cost and, at such time that construction of the related multiplex cinema and/or entertainment center commences, is transferred to Property and equipment with future construction costs accounted for as Construction-in-progress.

Property and Equipment:  Property and equipment is carried at cost.
----------------------
Depreciation of buildings, capitalized lease, leasehold improvements and equipment is recorded on a straight-line basis over the estimated useful lives of the assets or, if the assets are leased, the remaining lease term, whichever is shorter. The estimated useful lives are generally as follows:

          Building and Improvements         20-40 years
          Equipment                         3-15 years
          Furniture and Fixtures            3-7 years
          Leasehold Improvements            10-20 years

Construction in Progress and Property Development Costs:  Construction-in-
-------------------------------------------------------
progress and property development costs are comprised of direct costs associated with the development of potential cinemas (whether for purchase or lease) or entertainment center locations. Startup costs and other costs not directly related to the acquisition of long term assets are expensed as incurred. Amounts are carried at cost unless management decides that a particular location will not be pursued to completion or if the costs are no longer relevant to the proposed project. If such a judgment is made, previously capitalized costs which are no longer of value to the Consolidated Company are expensed.

Translation of Non-U.S. Currency Amounts:  The financial statements and
----------------------------------------
transactions of the Australia and New Zealand cinema and real estate operations are maintained in their functional currency (Australian and New Zealand dollars, respectively) and translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". Assets and liabilities of such operations are denominated in their functional currency and translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the period. Translation adjustments are reported as "Accumulated other comprehensive income", a component of Shareholders equity.

      The carrying value of Reading Australia's and Reading New Zealand's assets will fluctuate due to changes in the exchange rate between the U.S. dollar and the Australian dollar ($0.4881 and $0.5466 were the respective exchange rates of U.S. dollars per Australian dollar at March 31, 2001 and December 31, 2000) and the U.S. dollar and the New Zealand dollar ($0.4033 and $0.4297 were the respective exchange rates of U.S. dollar per New Zealand dollar at March 31, 2001 and December 31, 2000). In the accompanying financial statements, balance sheet accounts are translated into U.S. dollars at the exchange rates in effect on the reporting date, and operating results are translated into U.S. dollars at the average of the exchange rates in effect during each period reported.

Earnings (loss) Per Share: Basic earnings (loss) per share is calculated by
-------------------------
dividing net earnings (loss) applicable to common shareholders by the weighted average shares outstanding during the periods presented. The weighted average number of shares used in the computation of basic earnings (loss) per share was 10,461,216 and 10,495,216 for the three months ended March 31, 2001 and 2000, respectively.

      Diluted earnings (loss) per share is calculated by dividing net earnings
(loss) applicable to common shareholders by the weighted average common shares outstanding for the period presented plus the dilutive effect of stock options. At March 31, 2001, these stock options were not considered dilutive as the exercise price of these options was greater than the market price. In addition, the Company reported a net loss for the three months ended March 31, 2001 and 2000 and therefore, the stock options would have been anti-dilutive. The weighted average number of shares used in the computation of diluted earnings
(loss) per share was 10,461,216 and 10,495,216 for the three months ended March 31, 2001 and 2000, respectively. Basic and diluted net earnings (loss) per share were calculated based on net loss applicable to common stock shareholders, which includes a reduction for dividends declared on the redeemable preferred stock of REI amounting to $113,750 per quarter ($455,000 per year).

Reclassification:  Certain amounts in previously issued financial statements
----------------
have been reclassified to conform to the current presentation.

Note 2 - Investment in Unconsolidated Affiliates

      The tables below set forth the carrying values of the Consolidated Company's equity investments in unconsolidated affiliates, and the Consolidated Company's share of their earnings or losses, for the periods presented. The Consolidated Company accounts for its investment in unconsolidated affiliates by the equity method. The Consolidated Company records its share of such (loss) earnings in the Consolidated Statement of Operations as "Equity (loss) earnings of affiliate" and the carrying value of the Consolidated Company's investment in unconsolidated affiliates are recorded in the Consolidated Statement of Operations as "Equity (loss) earnings of affiliates" (dollars in thousands).

                           March 31,            December 31,
                             2001                   2000
     ------------------------------------------------------------------
                               (dollars in thousands)
     CHC                     $12,848              $13,193
     AFC                       3,509                3,358
     NZ JV                       991                1,099
     ------------------------------------------------------------------
                             $17,348              $17,650
     ------------------------------------------------------------------


                               Three months Ended
                                    March 31,
                                    ---------
                               2001           2000
     ------------------------------------------------------------------
                               (dollars in thousands)
     CHC                     $  (344)        $    44
     AFC                         151              --
     NZ JV                        44              32
     WPG (Note 5)                 --            (156)
     ------------------------------------------------------------------
                             $  (149)        $   (79)
     ------------------------------------------------------------------

Citadel Holding Corporation ("CHC")

      Prior to September 2000, the Consolidated Company owned 48.3% of the common stock of CHC, comprised of 2,567,823 shares of Class A Common Stock and 653,254 shares of Class B Common Stock. In September 2000, CHC issued its common stock to acquire OBI, diluting the Consolidated Company's ownership interest in CHC to approximately 32.4%. In accordance with the Securities Exchange Commission's Staff Accounting Bulletin No. 51, the Consolidated Company decreased its additional paid-in capital by approximately $2,306,000, to reflect the dilution in the Consolidated Company's ownership of CHC's common stock and decreased minority liability by $347,000 to reflect the REI minority shareholders' portion of such dilution.

      The Consolidated Company accounts for its investment in Citadel using the equity method. The carrying value of the Consolidated Company's investment in Citadel approximated the Consolidated Company's underlying equity in Citadel's net assets, adjusted for the Consolidated Company's percentage interest in the $1,998,000 loan receivable from the Consolidated Company, which is deducted from Citadel's shareholders equity for financial reporting purposes. The closing prices of CHC's Class A Common Stock and Class B Common Stock on the American Stock Exchange at March 31, 2001 were $1.84 and $2.27 per share, respectively.

     Summarized financial information of Citadel as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000 follows (dollars in thousands):

Condensed Balance Sheets:

                                                        March 31, 2001          December 31, 2000
-------------------------------------------------------------------------------------------------
Cash and cash equivalents                                 $  8,078                $ 16,010
Receivables                                                  1,908                   1,430
Marketable securities                                          876                     493
Investment in unconsolidated affiliates                     10,312                  10,237
Rental property, net                                         8,924                   9,029
Deferred tax asset, net                                      1,412                   1,568
Property and equipment, net                                 20,235                  10,791
Intangible assets, net                                      10,625                  10,847
Other assets, net                                            2,750                   3,517
-------------------------------------------------------------------------------------------------
     Total assets                                       $   65,120                $ 63,922
-------------------------------------------------------------------------------------------------
Accounts payable and accrued liabilities                $    6,376                $  8,033
Notes payable                                               17,683                  15,372
Other liabilities                                            2,517                   1,335
Minority interests                                              61                      54
Shareholders' equity                                        40,481                  41,126
Note receivable from stockholder                            (1,998)                 (1,998)
-------------------------------------------------------------------------------------------------
     Total liabilities and equity                       $   65,120                $ 63,922
-------------------------------------------------------------------------------------------------
Condensed Statement of Operations:
                                                                      Three Months Ended
                                                                           March 31,
                                                                        2000          1999
-------------------------------------------------------------------------------------------------
Revenues                                                             $ 4,637        $  602
Operating costs and expenses                                           5,408           454
-------------------------------------------------------------------------------------------------
Operating (loss) income                                                 (771)          148
Non-operating expense (income)                                            45          (183)
-------------------------------------------------------------------------------------------------
(Loss) earnings before taxes and minority interests                     (816)          331
Income tax expense                                                        49            99
Minority interest                                                          7             1
-------------------------------------------------------------------------------------------------
Net (loss) earnings                                                  $  (872)       $  331
-------------------------------------------------------------------------------------------------
Basic and diluted loss per share                                     $ (0.09)       $ 0.03
-------------------------------------------------------------------------------------------------

                                      -9-

National Auto Credit, Inc. ("NAC") & Angelika Film Center LLC ("AFC")

      On April 5, 2000, Reading sold a 50% interest in AFC to NAC in exchange for 8,999,900 shares of NAC common stock and 100 shares of NAC preferred stock. As a result of this exchange, Reading de-consolidated the accounts of AFC from those of Reading, with the Reading's remaining 33.3% interest in AFC being accounted for by the equity method from the date of the sale.

      In November and December 2000, Reading sold all of its shares of NAC common stock and preferred stock to NAC for approximately $14,702,000. Following completion of these transactions, Reading owned no NAC common stock at March 31, 2001 or December 31, 2000.

New Zealand Joint Ventures ("NZ JV")

      During the second quarter of 1998, Reading New Zealand entered into a 50/50 joint venture, with a cinema operator in New Zealand (the "NZ JV"). In connection with the joint venture, Reading had made a loan to the joint venture of $1,200,000 in order to finance a portion of the acquisition price of two multiplex cinemas and the underlying property acquisition and construction costs of a cinema which the joint venture developed.

Big 4 Ranch, Inc. ("BRI")

      In December 1997, Citadel capitalized a wholly-owned subsidiary, BRI, with a cash contribution of $1,200,000 and distributed 100% of the shares of BRI to CHC's common shareholders. The Consolidated Company received 1,564,473 shares or 23.4% of BRI. In September 1998, the Consolidated Company acquired 661,700 additional shares increasing its interest to 2,226,173 shares of common stock of BRI, an ownership interest of approximately 33.4%. The carrying value of the Consolidated Company's interest in BRI was reduced to $0 in 1998. Accordingly, the Consolidated Company did not recognize any share of BRI's net loss since 1998. The Consolidated Company has no obligation to fund BRI's operating losses.


Note 3 - Property and Equipment

      The table below sets forth the Consolidated Company's investment in property and equipment as of the dates indicated:

                                           March 31,        December 31,
                                             2001               2000
-------------------------------------------------------------------------
                                             (dollars in thousands)
Land                                       $  2,317           $  2,598
Buildings                                    13,243             14,800
Leasehold improvements                       15,645             27,244
Equipment                                    22,099             25,930
Construction-in-progress                     14,623             16,193
-------------------------------------------------------------------------
                                             67,927             86,765
Accumulated depreciation                     (6,451)            (8,059)
Provision for asset impairment              (14,529)           (26,308)
-------------------------------------------------------------------------
                                           $ 46,947           $ 52,398
-------------------------------------------------------------------------

                                     -10-

      The carrying amount of land includes land associated with operating theater properties, and excludes land which has yet to be developed, which amounts are included in "Property held for development" in the Condensed Consolidated Balance Sheets. The Consolidated Company's property and equipment as well as its asset impairment reserve decreased as a result of the sale of four domestic cinemas to Citadel in March 2001 (See Note 9).


Note 4 - Income Taxes

      Craig and Reading file separate consolidated federal and state tax returns. Accordingly, one company's tax benefits from net operating loss and capital loss carryforwards cannot be used to offset the other company's tax liabilities. Income tax expense for the three months ended March 31, 2001 and 2000 includes $207,000 and $218,000, respectively, in current provision for federal, state, and foreign income taxes. Included in these amounts are $207,000 and $210,000 for the three months ended March 31, 2001 and 2000, respectively, in foreign withholding tax expense which will be paid if certain intercompany loans are repaid.


Note 5 - Assets Held for Sale

Whitehorse Property Group
-------------------------

      Reading Australia owns a 50% interest in WPG. The ownership is structured as a joint venture with Burstone Victoria Pty Limited ("Burstone") which owns the remaining 50% interest in WPG. WPG owns a shopping center located near Melbourne, Australia (the "Whitehorse Center").

      Reading Australia paid $1,400,000 for its interest in WPG. In addition, Reading Australia guaranteed a 50% interest in an existing bank loan in the principal amount of $6,120,000, incurred by WPG in connection with its purchase of the shopping center and secured by a first mortgage on the shopping center ("WPG Loan"), and loaned to the principals of Burstone approximately $1,600,000 to enable these individuals to buy out certain minority interests in Burstone ("Burstone Loan"). The Burstone Loan was due and payable on November 21, 1999 and is guaranteed by Burstone and is secured by the borrower's interest in Burstone and by Burstone's interest in WPG. The Company has taken legal actions against the Burstone's principals to collect this loan which is currently in default.

      In early 2000, WPG determined to sell its shopping center and commenced marketing the property for sale during the second quarter of 2000. Based upon then estimates of the potential proceeds which could be expected from a sale of the shopping center, and WPG's investment in the property, the Consolidated Company wrote down its investment in WPG by approximately $1,725,000 in the second quarter of 2000 and its remaining investment in WPG of approximately $343,000 was written off in the third quarter of 2000.

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

      WPG's net loss for the three months ended March 31, 2001 and 2000 totaled approximately $347,000 and $155,000, respectively. Reading recognized 100% of such losses in 2000, because it effectively held 100% of WPG due to its security interest in the WPG interest owned by Burstone and in the shares of Burstone owned by the borrowers under the Burstone Loan. In December 2000, however, the Consolidated Company reduced its investment in WPG to zero and accordingly, has since stopped recording WPG's loss. For the three months ended March 31, 2000, WPG's loss was recorded in the Consolidated Statement of Operations as "Equity in (losses) earnings of affiliates."

Takanini
--------

      Takanini, a fifteen-acre site in a suburb of Auckland, was intended to be developed as a cinema and an entertainment center. Development plans for the Takanini site have not matured and the property is under contract to be sold for approximately $2,339,000 (NZ$5,800,000), net of disposal costs, which approximates its book value (See Note 12).


Note 6 - Commitments and Contingencies

Minimum Lease Payments:
----------------------

      The Consolidated Company conducts some of its cinema operations in leased premises. At March 31, 2001, all of the Consolidated Company's Puerto Rico cinemas were operated in leased premises. The Consolidated Company's cinema leases have remaining terms inclusive of options of 10 to 50 years. Certain of the Consolidated Company's cinema leases provide for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum. Substantially all of the leases require the payment of property taxes, insurance and other costs applicable to the property. All leases are accounted for as operating leases. The Consolidated Company has no leases which require capitalization.

Domestic
--------

      The Consolidated Company's affiliate, Citadel, as the holder of the $7,000,000 of Series A Preferred Stock, has the right to require redemption of such stock during a ninety-day period commencing October 15, 2001. In addition, at March 31, 2001, Reading is nine quarters in arrears with respect to dividends owed on the Series B Preferred Stock amounting to $8,043,750 payable to Craig.

      In 1999, the Consolidated Company entered into a lease of a to-be-constructed theatre in Dallas, known as the Angelika Film Center and Cafe Dallas ("Angelika-Dallas"). On September 22, 2000, the Consolidated Company assigned that lease to Citadel and has agreed to reimburse Citadel that portion of its investment in the cinemas needed to produce a 20% return on the investment during the second operating year of that cinema provided that, subject to certain exceptions, Citadel's investment in the theater does not exceed $2,300,000.

      The City of Philadelphia (the "City") has asserted that Reading's North Viaduct property requires environmental decontamination and that Reading's share of any such remediation cost will aggregate approximately $3,500,000. Reading presently is in discussions with the City involving a possible conveyance of the property and believes that reserves related to the North Viaduct are adequate.

      Reading's 1996 tax return is under review by the Internal Revenue Service ("IRS"). While Reading believes its reporting position in such period to be reasonable and the IRS has not alleged any deficiencies, no assurances can be made that Reading's tax reporting position will be upheld.

Australia
---------

      The Consolidated Company has committed to development expenditures relating to cinema and entertainment development projects (Chirnside and fit-out of Auburn and Belmont) that have been approved for completion of approximately $5,226,000 all of which is expected to be funded in 2001. The Consolidated Company has secured what it believes to be adequate funding from the bank to complete its one pending development project. Under the current terms, this loan is due and payable in full in December 31, 2001. However, as long as the Consolidated Company remains in compliance with the applicable loan covenants, the loan will be extended to December 31, 2002. The Consolidated Company is in compliance with all such covenants at March 31, 2001.

      The Consolidated Company has also entered into a contract to build one entertainment center which is currently under review by the Consolidated Company. The extent of the Consolidated Company's exposure to the other contracting party if it fails to construct that entertainment center is uncertain. However, the Consolidated Company believes that its exposure for damage would not be material, were it to elect not to proceed with such construction. There are no other development commitments in Australia.

New Zealand
-----------

      The Consolidated Company has succeeded in acquiring additional financing to fund its development obligations in Wellington which commenced in December 2000. The Consolidated Company also has a $2,800,000 property purchase mortgage on its Takanini property due in 2001, which will be repaid from the proceeds of its sale (See Notes 9 and 12).


Note 7 - Other Comprehensive Loss

      The table below sets forth the Consolidated Company's comprehensive (loss) income (the Consolidated Company's net loss plus the effect of the foreign currency translation adjustments) for the periods shown.

                                         Three Months Ended March 31,
                                         ----------------------------
                                           2001               2000
---------------------------------------------------------------------
Net loss                                  $(1,427)          $(2,026)
Other comprehensive loss                   (7,538)           (5,518)
Other comprehensive income (loss)
   from equity investment in Citadel          110               (42)
---------------------------------------------------------------------
Comprehensive loss                        $(8,855)          $(7,586)
---------------------------------------------------------------------

      As a result of the Consolidated Company equity investment in Citadel, the Consolidated Company recorded 48.3% and 32.4% of other comprehensive income
(loss) recorded by Citadel for the three months ended March 31, 2001 and 2000, respectively. Citadel's other comprehensive income (loss) is comprised of unrealized gain/(loss) on available-for-sale securities.


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

                                                              March 31,      December 31,
Condensed Balance Sheets                                        2001             2000
-----------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                      $ 1,146          $    29
Other current assets                                               564            1,849
-----------------------------------------------------------------------------------------
       Total current assets                                      1,710            1,878
Investment in Common Stock of Reading                           22,407           28,747
Investment in Preferred Stock of Reading                        55,000           55,000
Property and equipment, net                                        606              632
Investment in Citadel                                            4,044            4,382
Other assets                                                        51               53
Excess of cost over net assets acquired                          1,000            1,021
-----------------------------------------------------------------------------------------
       Total assets                                             84,818           91,713
-----------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                              615              607
Note payable to Citadel, current                                 1,998            1,998
Deferred tax liabilities                                        30,410           30,410
Stockholders' equity                                            51,795           58,698
---------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity              $84,818          $91,713
---------------------------------------------------------------------------------------

                                                     Three Months Ended
                                                          March 31,
                                                  -------------------------
Condensed Statements of Operations                  2001             2000
---------------------------------------------------------------------------
                                                    (dollars in thousands)
Revenues
   Loss from Reading investment                   $(1,092)          $(1,608)
   (Loss) earnings from Citadel investment           (110)               20
   Interest income                                     --                21
---------------------------------------------------------------------------
                                                   (1,202)           (1,567)
---------------------------------------------------------------------------

Expenses
   General and administrative expense                 135               328
   Depreciation and amortization                       47                45
   Interest expense                                    43                86
---------------------------------------------------------------------------
                                                      225               459
---------------------------------------------------------------------------
Loss before income taxes                           (1,427)           (2,026)
Income taxes                                           --                --
---------------------------------------------------------------------------
Net loss                                          $(1,427)          $(2,026)
---------------------------------------------------------------------------

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         --------------------------
Condensed Statements of Cash Flows                                         2001              2000
---------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
Operating Activities
Net loss                                                                 $(1,427)          $(2,026)
Depreciation and amortization                                                 47                45
Adjustments to reconcile net earnings to net cash provided by
 (used in) operating activities:
    Undistributed borrowings of equity affiliates                          1,202             1,589
    Decrease in affiliate receivables                                      1,316                --
    Other                                                                    (21)             (288)
--------------------------------------------------------------------------------------------------
Net cash provided by used in operating activities                          1,117              (680)
--------------------------------------------------------------------------------------------------

Investing Activities
  Acquisition of Citadel stock                                                --               (31)
  Purchase of equipment                                                       --               (24)
--------------------------------------------------------------------------------------------------
Net cash used in investing activities                                         --               (55)
--------------------------------------------------------------------------------------------------

Financing Activities
  Repurchase of common stock                                                  --              (363)
--------------------------------------------------------------------------------------------------
Net cash used in financing activities                                         --              (363)
--------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                           1,117            (1,098)
Cash and cash equivalents at beginning of period                              29             1,801
--------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                               $ 1,146           $   703
--------------------------------------------------------------------------------------------------

Note 9 - Purchase and Sale of Assets

Australia
---------

     On April 10, 2001, Reading Australia entered into an agreement to purchase the land, property and operating rights to the Maitland Cinema complex located in New South Wales, Australia, for approximately $1,700,000. Reading Australia is anticipated to take over operations of the Maitland cinema complex in mid May 2001.

Domestic
--------

      On March 8, 2001, the Consolidated Company sold to Citadel the Consolidated Company's leasehold interests in four domestic cinemas for approximately $1,706,000, its approximate book basis (net of its asset impairment reserve relating to these cinemas totaling approximately $11,779,000). In addition, Citadel has assumed the liabilities of these cinemas and the Consolidated Company, in exchange, has agreed to reimburse Citadel approximately $1,162,000 representing the difference between the liabilities assumed and the amount of inventory, prepaid expenses and other current assets on the balance sheet as of the closing date.

New Zealand:
-----------

      During 1998, Reading New Zealand Limited entered into two 50/50 joint ventures, one of which currently operates thirteen screens in three locations. The second joint venture owned a parcel of land in Wellington on which the Consolidated Company has now begun construction of an entertainment center featuring a 12 screen multiplex cinema. In July 1999, Reading New Zealand acquired 100% ownership of the Wellington property. In 1998, Reading New Zealand acquired ownership of (1) a property adjacent to the Wellington development site; (2) a multi-story parking garage, also located adjacent to the Wellington development site, and (3) a fifteen-acre site in a suburb of Auckland on which it intended to develop a cinema and an entertainment center ("Takanini"). Development plans for the Takanini site have not matured, and the property is under contract to be sold for approximately $2,339,000 (NZ$5,800,000), net of disposal costs (See Note 12), which approximates its book value.


Note 10 - Segment Information

      The following sets forth certain information concerning the Consolidated Company's two segments, real estate development and cinema operations, for the three months ended March 31 (dollars in thousands):

                               Real Estate         Cinema           Corporate and
                               Development       Operations         Eliminations       Consolidated
---------------------------------------------------------------------------------------------------
2001
---------------------------------------------------------------------------------------------------
Revenues                         $ 134            $10,206           $    53              $10,393
Operating (loss) income           (795)               238              (708)              (1,265)
---------------------------------------------------------------------------------------------------
2000
---------------------------------------------------------------------------------------------------
Revenues                         $ 139            $11,030           $    52              $11,221
Operating (loss) income           (637)                 1            (1,594)              (2,230)

Note 11 - Proposed Consolidation of the Companies

      On March 15, 2001, the Boards of Directors of each of Reading, Craig and Citadel considered management's proposal to consolidate Reading, Craig and Citadel into a single public company and determined that it would be in the best interests of their respective companies and stockholders to consummate such a consolidation transaction, so long as the allocation of ownership of the resultant consolidated entity among the equity holders of the constituent entities was fair. However, in light of the overlapping management and membership of the Boards of Directors of each companies, and Mr. Cotter's status as a controlling stockholder of each of the three companies, it was determined to be appropriate to delegate management's proposal to the Conflicts Committees of the three companies. Accordingly, the Boards of Directors of each of the three companies delegated to their respective Conflict Committees authority and responsibility to review and take such action as they determined appropriate with respect to management's consolidation proposal, and authorized such committees to retain such professional advisors as they may require to carry out such delegated authority. These committees are composed entirely of independent outside directors. The Committees hired Marshall & Stevens to serve as the financial advisors and to assist them in determining a fair allocation of the ownership of the consolidated company. It is hoped that these committees will complete their work by the end of the second quarter of 2001.


Note 12 - Subsequent Events

Sale of Takanini

     On May 1, 2001, the sale of Takanini closed for $2,339,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Craig Corporation (Craig and collectively with its wholly owned subsidiaries and corporate predecessors, the "Company") is in the business of identifying, acquiring, owning and strategically managing controlling interests in other operating companies. At March 31, 2001, the Company held (1) common stock of Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries and corporate predecessors, "Reading") and REI Series B Preferred Stock representing approximately 78% of the voting power of that company; (2) 876,885 and 230,521 shares of Class A Non-voting Common Stock and Class B Voting Common Stock representing approximately 11.0% and 11.6% of such classes of common stock of Citadel Holding Corporation ("CHC" and collectively with its wholly-owned subsidiaries and corporate predecessors, "Citadel"), respectively; and (3) 1,107,406, representing approximately 16.4% of the common stock of Big 4 Ranch, Inc. ("BRI"). As used herein, the term the "Consolidated Company" is used to describe, for accounting purposes, the Company reporting, on a consolidated basis, its ownership interest in Reading. The Consolidated Company currently owns approximately 33% of the common stock of CHC and approximately 50% of the common stock of BRI.

      Reading is principally engaged in the business of developing, owning and operating multiplex theaters in Australia, New Zealand and Puerto Rico, and in developing and eventually operating theater based entertainment centers in Australia and New Zealand. Prior to March 2001, the Company was also engaged in the business of developing, owning and operating cinemas in the United States. In transactions in September 2000 and March 2001, the Company conveyed to Citadel all of its domestic cinema interests other than a 33.3% passive membership interest in Angelika Film Center LLC ("AFC").

      During the past several years, the Consolidated Company has been actively engaged in the construction of state-of-the art multiplexes, principally located in Australia. Certain of the Consolidated Company's properties also include a non-cinema retail component. Though certain Australia-based cinemas commenced operation prior to 1999, a substantial majority of the Consolidated Company's current Australia-based cinemas have been in operation for less than two years. The table below summarizes the number of cinema screens in operation as of each of the dates indicated.

                        Australia/
                        New Zealand     Puerto Rico     Domestic       Total
-----------------------------------------------------------------------------
March 31, 1999              21              44             22            87
March 31, 2000              63              56             42           161
March 31, 2001              81              52             --           133

      In the preceding table, (1) the increase in the number of cinema screens in Australia and New Zealand is wholly comprised of newly-constructed multiplexes; (2) the increase in the number of cinema screens in Puerto Rico from 1999 to 2000 is represented by a newly-constructed, 12-screen multiplex that opened in December 1999; and (3) the decrease in the number of domestic screens was a result of the deconsolidation of AFC (6 screens) in April 2000 following the sale of a 50% interest to National Auto Credit, Inc. ("NAC"), closure of an 8- screen cinema in June 2000, and the sale of four cinemas with 28-screens to Citadel in March 2001. (The number of Australia/New Zealand cinema screens at March 31, 2001 presented above does not include the 4-screen cinema purchased in early April 2001.)

Results of Operations

      The following tables and narrative set forth and discuss the results of operations for the three months ended March 31, 2001 and 2000 ("2001 Quarter" and "2000 Quarter", respectively). In the tables below, (1) revenues consist of admissions, concessions, advertising and real estate; (2) operating costs consist of costs directly attributable to the theater or real estate operations,
(3) operating expenses consist of depreciation, amortization and general and administrative expenses; and (4) non-operating expense include all other expense and revenues. The revenues and expenses generated by the Company's Australian and New Zealand operations have been translated at the average exchange rates for each period presented and all intercompany transactions have been eliminated (dollars in thousands).

Three Months Ended March 31
---------------------------------
                                      AUS/NZ      Puerto Rico    Domestic
2001 Quater                          Theaters       Theaters     Theaters      Corporate      Total
-----------------------------------------------------------------------------------------------------

Revenues                              $5,842        $2,848        $1,651        $    52      $10,393
Operating costs                        3,987         3,262         1,527             --        8,776
Operating expenses                     1,481           276            50          1,075        2,882
Non-operating expenses                   154             9            (6)           114          271
-----------------------------------------------------------------------------------------------------
Earnings (loss) before minority
interest and income taxes             $  220        $ (699)       $   80        $(1,137)     $(1,536)
-----------------------------------------------------------------------------------------------------

2000 Quarter
----------------------------------------------------------------------------------------------------
Revenues                              $4,494        $3,203        $3,472        $    52      $11,221
Operating costs                        3,656         3,137         2,961             --        9,754
Operating expenses                     1,378           245           430          1,644        3,697
Non-operating expenses                    62            --           (22)            68          108
----------------------------------------------------------------------------------------------------
Earnings (loss) before minority
interest and income taxes             $ (602)       $ (179)       $  103        $(1,660)     $(2,338)
----------------------------------------------------------------------------------------------------

Revenues

      The fluctuations noted in theater revenues generally resulted from a corresponding increase or decrease in the number of screens in operation during the 2001 Quarter as compared with the 2000 Quarter. The decline in revenues from the 2000 Quarter to the 2001 Quarter of approximately $828,000 was due to the following:

   . A $1,821,000 decrease in domestic theater revenues due to (1) a $1,436,000 decrease from the deconsolidation of AFC following the sale of 50% membership interest to NAC on April 5, 2000, (2) a $158,000 decrease in domestic theater revenues due to the closure of a 8-screen cinema in June 2000, and (3) that only 9 weeks of operations were reported for four cinemas in the 2001 Quarter as compared to 12 weeks of operations in the 2000 Quarter as these cinemas were sold to Citadel on March 8, 2001.

   . A $1,348,000 increase in Australian/New Zealand theater revenues from the 18 new screens that have opened since the 2000 Quarter.

   . A $355,000 decrease in Puerto Rico's theater revenues due to (1) the closure of a 4-screen cinema in January 2001 and (2) increased competition, especially in the Plaza Las Americas in San Juan.

Operating costs

      Operating costs include costs associated with the day-to-day management of the theater operations. Significant components of the operating costs such as film rent payable, concession costs, and employee costs fluctuate in line with the revenues and accordingly decreased approximately $978,000 from the 2000 Quarter due to the following:

   . Approximately $1,198,000 of the $1,434,000 decrease in the domestic operating costs is attributable to the deconsolidation of AFC and closure of an 8-screen theater in 2000 as discussed above. The remaining decrease is due to (1) only 9 weeks of operations of the four cinemas being included in the 2001 Quarter as discussed above, and (2) a decrease in overall operating costs as a result of implemented cost-saving measures.

   . Australian/New Zealand operating costs increased approximately $331,000 from the 2000 Quarter. This increase is due to 18 additional screens that opened since the 2000 Quarter, partially offset by a decrease in start-up costs as a majority of such start-up costs were incurred in 2000.

   . Puerto Rico's operating costs increased $125,000 from the 2000 Quarter due to significant increases in common area maintenance charges passed down from the landlords of the Plaza Las Americas and Plaza Carolina and a 20% increase in insurance premiums from the 2000 Quarter.

Operating expenses

      Operating expenses include depreciation, amortization and general and administrative expenses. The items below represent the more significant contributors to changes in the operating expenses between the 2001 and 2000
Quarters:

   . The primary driver of the $380,000 decrease in the Domestic theaters' operating expense was (1) the $347,000 decrease in depreciation expense from the 2000 Quarter following the AFC deconsolidation in April 2000 and
      (2) the decrease in deprecation expense as a result of the impairment loss taken on the domestic cinemas assets in December 2000.

   . Australia/New Zealand's operating expenses increased $103,000 from the 2000 Quarter as a result of a $108,000 increase in depreciation from the new cinemas that have opened since the 2000 Quarter, partially offset by a minor decrease in its general and administrative expenses.

   . Corporate operating expense decreased $569,000 from the 2000 Quarter as a result of Craig's consolidation of corporate functions with Reading and Citadel under a management sharing agreement, which is discussed in greater detail in the Consolidated Company's report on Form 10-K for the year ended December 31, 2000.

Non-operating expense

      The Consolidated Company's non-operating expense (income) is comprised of interest and dividend income, equity in earnings/loss of unconsolidated entities, interest expense, and miscellaneous other income or expense. Corporate interest and dividend income and other income are presented net of intercompany transactions with the Puerto Rico and Australia/New Zealand subsidiaries. Overall, non-operating expense increased $163,000 due to increased interest expense from the 2000 Quarter.


Business Plan, Capital Resources and Liquidity

      Since December 31, 1998, the Consolidated Company's cash and cash equivalents have decreased from approximately $63,314,000, to approximately $5,975,000 at March 31, 2001. During this period the Consolidated Company has utilized its available liquidity to (1) acquire land in Australia and New Zealand for the purpose of constructing state-of-the-art cinemas, or entertainment centers, thereon; (2) fit out newly-constructed cinema space in Australia, with respect to which the Consolidated Company is a tenant under long-term leases; and (3) construct state-of-the-art cinemas on leased land in the United States (one location) and in Puerto Rico (one location). Each of the complexes completed and opened since 1998 has been financed solely with the Consolidated Company's liquidity, except for one project located in Australia and one in Puerto Rico. (The funds borrowed for the Puerto Rico construction project were fully paid off in the first quarter of 2001). In addition to its investments in now-operating cinemas, at March 31, 2001, the Consolidated Company had a recorded investment of $22,845,000 (at current exchange rates) in various land parcels, located in Australia and New Zealand, each of which is intended for future development. Each of these investments in undeveloped land has also been financed with Consolidated Company's liquidity.

      During Fiscal 2000, the Consolidated Company determined that it would concentrate its available resources on developing and operating its Australian and New Zealand cinema circuits which the Consolidated Company's management believes to be more favorably positioned for potential growth and expansion than the domestic or Puerto Rico circuits. Concurrently, the Consolidated Company decided that it would exit out of the domestic cinema market. Through a serious of transactions in April and September 2000 and March 2001, the Consolidated Company has divested all of its domestic cinema assets except for a passive 33% membership interest in the Angelika Film Center ("AFC") at March 31, 2001. In addition, the Consolidated Company is looking to exit out of Puerto Rico if a suitable buyer can be found for its cinemas.

      The Consolidated Company has various commitments, which, in the aggregate, exceed its current liquidity. However, as discussed in greater detail in the Consolidated Company's report on Form 10-K for the year ended December 31, 2000, the Company received approximately $14,702,000 in cash from its sale of a portion of its investment in NAC common stock to NAC in November and December 2000. A significant portion of the cash proceeds from the sale of the NAC stock has been used to acquire the bank loan on the Whitehorse property which is currently being marketed for sale. The Consolidated

Company expects to fully recover the loan amount upon sale of the Whitehorse property. The Consolidated Company is actively negotiating with an Australian bank lender to finance a portion of the purchase price of the Maitland cinemas complex. No assurances can be given that management will be successful in obtaining the financing for the Maitland property.

      In addition to this cash infusion from the NAC transaction, the Consolidated Company has obtained a line-of-credit with a major bank which provides for borrowings of up to AUS$30,000,000 for the construction of an entertainment center and two cinemas in Sydney ("Australian Line of Credit"). The Australian Line of Credit is secured by a pledge of substantially all of Reading Australia's assets and requires Reading Australia to maintain various financial covenants, restricts dividends and limits additional borrowings. Also, Reading New Zealand entered into a loan agreement with a major New Zealand bank for borrowings up to NZ$30,400,000 for the purpose of the construction of the Wellington development and for the refinancing of the loan on the Wellington site. The loan is secured by a mortgage over the Wellington properties and pledge of the assets of Reading New Zealand and its subsidiaries associated with the Wellington project. While no assurances can be given, the Consolidated Company believes that it will be able to complete its development commitments for the year 2001 with funds from the Australian and New Zealand credit facilities and cash flow generated from operations. (These development commitments mostly consist of the Consolidated Company's build-out of certain tenant improvements in Auburn and Perth, Australia and fit out of Chirnside). The Australian Line of Credit, which had an original maturity date of December 2000, has been extended to December 2001. The Consolidated Company anticipates the loan to be extended again to December 2002 as long as Reading remains in compliance with the debt covenants. At March 31, 2001, Reading was in compliance with all such covenants.

      With respect to the Series A Voting Preferred Stock held by Citadel, the Consolidated Company intends to commence discussions over the coming months with Citadel, to explore its options with respect to Citadel's option to require the Consolidated Company to repurchase its Series A preferred shares (the "Repurchase Option"), though no assurance can be given that these discussions will result in an extension or deferral of Citadel's Repurchase Option. With respect to the Series B Voting Preferred Stock held by Craig, Craig intends generally to allow dividends thereon to accumulate indefinitely.

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

      At March 31, 2001, Craig had cash and cash equivalents of $1,146,000. Reading is majority owned by Craig, and accordingly, is included in the consolidated financial statements. However, Craig and Reading are separate public companies and each entity's capital resources and liquidity is legally independent of the other and any intercompany loans or receivables would require approval of each separate company's Board of Directors.

      In 2000, the administrative offices of Reading were moved to Los Angeles, in space adjacent to the current executive offices of the Company and Citadel, and the general and administrative functions and staffs of the three companies were consolidated and substantially all of the general and administrative employees of the three companies were moved to the Craig payroll. The costs of these employees, as well as general and administrative expenses such as executive office space rent, are now allocated among the various members of the Craig Group of Companies based upon the relative amounts of time spent by these employees on the business of such companies. These allocations are made in the first instance by management and are reviewed periodically by the Conflict Committees of the Boards of Directors of Craig, Reading and Citadel. As a result of this management agreement with Reading and Citadel, (1) Craig's general and administrative expenses have decreased significantly from prior years as a majority of the general and administrative costs are allocated to Reading and Citadel, and (2) Craig's liquidity became dependent on the reimbursements of allocated costs from Reading and Citadel and on Reading's ability to pay dividends on the Series B Voting Preferred Stock held by Craig amounting to approximately $3,575,000 annually. For now, the Consolidated Company intends to allow dividends with respect to the Series B Voting Preferred Stock held by Craig to accumulate indefinitely. At March 31, 2001, the accrued amount was $8,043,750. While not anticipated, Craig could achieve further liquidity through the sale of shares of Citadel and/or Reading.


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

PART II - Other Information
---------------------------

Item 1 - Legal Proceedings

       For a description of legal proceedings, please refer to Item 3 entitled "Legal Proceedings" contained in the Company's Form 10-K for the fiscal year ended December 31, 2000.

Item 2 - Change in Securities

       Not applicable.

Item 3 - Defaults Upon Senior Securities

       Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.

       Not applicable.

Item 5 - Other Information

       Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

       (a)  Exhibits

            None.

       (b)  Reports on Form 8-K

            Form 8-K, describing the Company's capital stock, was filed with the Securities and Exchange Commission as of January 12, 2001 and is incorporated herein by reference.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CRAIG CORPORATION REGISTRANT
                          ----------------------------



Date:   May 15, 2001                      By:  /s/ James J. Cotter
                                               -------------------
                                               James J. Cotter
                                               Chief Executive Officer



Date:   May 15, 2001                      By:  /s/ Andrzej J. Matyczynski
                                               --------------------------
                                               Andrzej J. Matyczynski
                                               Chief Financial Officer