Form 10-Q
period 2001-06-30
CRAIG CORP
filed 2001-08-14
CIK 110985

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                        ------------------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:  June 30, 2001

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

                                Yes  X  No ___
                                    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 6, 2001, there were 3,402,808 shares of Common Stock, $0.25 par value per share, and 7,058,408 shares of Class A Common Preference Stock, $0.01 par value per share.

================================================================================

                      CRAIG CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                                            Page
                                                                                            ----
PART I.   Financial Information
------

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of
           June 30, 2001 (Unaudited) and December 31, 2000.................................    1

          Condensed Consolidated Statements of Operations for the
           Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)...................    3

          Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2001 and 2000 (Unaudited).............................    4

          Notes to Condensed Consolidated Financial Statements (Unaudited).................    5

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................................   14

Item 3.   Quantitative and Qualitative Disclosure about Market ............................   21


PART II.  Other Information
-------

Item 1.   Legal Proceedings................................................................   22

Item 2.   Changes in Securities............................................................   22

Item 3.   Defaults Upon Senior Securities..................................................   22

Item 4.   Submission of Matters to a Vote of Security Holders..............................   22

Item 5.   Other Information................................................................   22

Item 6.   Exhibits and Reports on Form 8-K.................................................   22

          Signatures.......................................................................   23

                         PART I - Financial Information
                         ------------------------------

Item 1 - Financial Statements

Craig Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands)

                                                       June 30,       December 31,
                                                         2001             2000
                                                     (Unaudited)
----------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                              $  2,951         $  16,475
Receivables                                               2,749             2,749
Restricted cash                                           1,114             1,267
Inventories                                                 207               267
Prepayments and other current assets                      1,450               945
Property held for sale (Notes 5 and 8)                       --             4,039
---------------------------------------------------------------------------------

       Total current assets                               8,471            25,742

Investment in unconsolidated affiliates (Note 2)         16,785            17,650
Property held for development                            25,131            25,158
Property and equipment, net (Note 3)                     50,846            52,398
Investment in WPG (Note 5)                                5,799                --
Note receivable from Citadel (Note 8)                     1,706                --
Note receivable from joint venture partners                 356               421
Other assets                                              2,171             2,162
---------------------------------------------------------------------------------

       Total assets                                    $111,265         $ 123,531
---------------------------------------------------------------------------------

     See accompanying notes to consolidated financial statements.

Craig Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands)

                                                                                         June 30,         December 31,
                                                                                           2001               2000
                                                                                        (Unaudited)
---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable                                                                        $    5,156         $    7,807
Film rental payable                                                                          1,404              1,719
Accrued taxes                                                                                1,365              1,428
Note payable and short-term debt                                                             3,816              4,476
Note payable to Citadel                                                                      1,998              1,998
Other liabilities                                                                            2,433              1,203
---------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                               16,172             18,631

Note payable                                                                                14,113             14,390
Other liabilities                                                                            5,353              5,577
Deferred tax liabilities                                                                     8,368              8,368
---------------------------------------------------------------------------------------------------------------------

    Total liabilities                                                                       44,006             46,966

Minority interest in equity of subsidiaries                                                 14,715             15,754
Redeemable preferred stock of Reading                                                        7,000              7,000

Commitments and Contingencies (Note 6)

Stockholders' Equity
Preferred stock, par value $0.25, 1,000,000 shares authorized, none issued                      --                 --
Class A common preference stock, par value $0.01, 10,000,000 shares authorized,
  8,734,065 issued and 7,058,408 outstanding at June 30, 2001 and at December 31,
  2000, respectively                                                                            87                 87
Class B common stock, par value $0.01, 20,000,000 shares authorized, none issued
Common stock, par value $0.25, 7,500,000 shares authorized, 5,444,065 shares issued and 3,402,808 and 3,478,308,308 outstanding at June 30, 2001 and
  December, 31, 2000, respectively                                                           1,361              1,361
Additional paid-in capital (Note 2)                                                         28,804             28,804
Retained earnings                                                                           58,452             61,315
Accumulated other comprehensive loss (Note 7)                                              (21,341)           (15,937)
Cost of treasury shares, 3,716,906 shares at June 30, 2001 and
  at December 31, 2000                                                                     (21,819)           (21,819)
---------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                             45,544             53,811
---------------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                                          $ 111,265          $ 123,531
---------------------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

Craig Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share amounts)

                                                                        Three Months Ended                     Six Months Ended
                                                                             June 30,                              June 30,
                                                                             -------                               -------
                                                                     2001               2000              2001                2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues
   Theater admissions                                          $     6,195        $     7,647       $    13,578        $     15,544
   Theater concessions                                               2,065              2,526             4,464               5,022
   Theater advertising and other                                       463                589               867               1,228
   Real estate                                                         227                199               434                 388
------------------------------------------------------------------------------------------------------------------------------------
                                                                     8,950             10,961            19,343              22,182
------------------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses
   Theater costs                                                     7,689              8,923            15,949              18,139
   Theater concession costs                                            485                529             1,001               1,067
   Depreciation and amortization                                       496                721             1,025               1,525
   General and administrative                                        1,700              3,003             4,053               5,896
   Write-down of assets held for sale                                   --              1,725                --               1,725
------------------------------------------------------------------------------------------------------------------------------------
                                                                    10,370             14,901            22,028              28,352
====================================================================================================================================

Operating loss                                                      (1,420)            (3,940)           (2,685)             (6,170)

Non-operating expense (income)
   Gain on exchange of AFC interest                                     --             (3,555)               --              (3,555)
   Gain on sale of assets                                              (75)                --               (75)                 --
   Equity loss of unconsolidated affiliates (Note 2)                   178              1,011               327               1,090
   Interest and dividend income                                       (142)              (122)             (372)               (309)
   Interest expense                                                    263                248               631                 499
   Other income (expense)                                               29               (540)               13                (575)
------------------------------------------------------------------------------------------------------------------------------------

Loss before income tax and minority interest                        (1,673)              (982)           (3,209)             (3,320)
Income tax                                                             222                253               429                 471
------------------------------------------------------------------------------------------------------------------------------------
Loss before minority interest                                       (1,895)            (1,235)           (3,638)             (3,791)
Minority interest                                                     (572)              (223)           (1,002)               (867)
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                            (1,323)            (1,012)           (2,636)             (2,924)
Less:  Preferred stock dividends                                       113                114               227                 228
------------------------------------------------------------------------------------------------------------------------------------

Net loss applicable to common stockholders                     $    (1,436)       $    (1,126)      $    (2,863)       $     (3,152)
====================================================================================================================================

Basic loss per share (Note 1)                                  $     (0.13)       $     (0.11)      $     (0.27)       $      (0.30)
Weighted average shares outstanding                             10,461,216         10,495,216        10,461,216          10,507,799

Diluted loss per share (Note 1)                                $     (0.13)       $     (0.11)      $     (0.27)       $      (0.30)
Diluted weighted average shares outstanding                     10,461,216         10,495,216        10,461,216          10,507,799
------------------------------------------------------------------------------------------------------------------------------------


         See accompanying notes to consolidated financial statements.

Craig Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                              --------
                                                                                       2001              2000
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net loss                                                                           $  (2,636)        $  (2,924)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                      1,025             1,525
    Equity in loss of unconsolidated affiliates                                          327             1,090
    Write down of assets held for sale                                                    --             1,725
    Gain on sale of assets, net                                                          (75)           (3,527)
    Other, net                                                                            15                 5
    Minority interest                                                                 (1,002)             (867)
Changes in current assets and liabilities:
     Decrease (increase) in current assets                                             1,178              (436)
     Decrease in payables                                                             (2,309)           (1,967)
     Decrease (increase) in accrued film rental                                         (289)              552
     Increase in other liabilities                                                       459               267
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                 (3,307)           (4,557)
====================================================================================================================================
Investing activities
  Proceeds from sale of assets                                                         2,678                --
  Purchase of property held for development                                           (2,397)             (157)
  Purchase of property and equipment, net                                             (3,670)          (12,342)
  Purchase of Citadel Class B common stock                                                --               (31)
  Decrease in cash due to AFC exchange                                                    --              (636)
  Investment in joint venture                                                            (37)               --
  Distribution from joint ventures                                                       442             1,024
  Proceeds from note receivable                                                           42                --
  Decrease (increase) in restricted cash                                                  42            (2,253)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                 (2,900)          (14,395)
====================================================================================================================================
Financing activities
  Treasury stock repurchases                                                              --              (364)
  Distributions to minority partner                                                       --               (43)
  Payment of Reading preferred dividends                                                (341)             (114)
  Capital contribution from minority interest                                             --               305
  Purchase of/payment on notes payable                                                (8,722)           (2,339)
  Issuance of note payable                                                            (1,706)             (486)
  Proceeds from borrowings                                                             4,307            10,521
------------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                   (6,462)            7,480
------------------------------------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash                                         (855)             (213)
------------------------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                (13,524)          (11,685)
Cash and cash equivalents at beginning of the period                                  16,475            15,077
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $   2,951         $   3,392
------------------------------------------------------------------------------------------------------------------------------------
Non-Cash Transaction & Supplemental Disclosure
  Exchange of 50% Angelika interest for equity investment in National Auto Credit, Inc. in April 2000
  Interest paid                                                                    $     642         $     442
  Income taxes paid                                                                $     205         $      42

         See accompanying notes to consolidated financial statements.

Craig Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2001

--------------------------------------------------------------------------------

Note 1 - Basis of Presentation

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

         The Company's principal holdings at June 30, 2001 consisted of (1) common and preferred stock representing approximately 78% of the voting power of REI, (2) Class A Nonvoting and Class B Voting common shares representing approximately 11.0% and 11.6% of such outstanding common shares of Citadel Holding Corporation ("CHC" and collectively with its corporate predecessors and consolidated subsidiaries "Citadel"), and (3) cash and cash equivalents. The Company also owns 16.4% of the outstanding common stock of Big 4 Ranch, Inc. ("BRI"), a company owning a 40% interest in certain agricultural properties located in Kern County, California. However, as of December 31, 2000, the Company had written down its investment in this asset to zero. The Consolidated Company holds a 32.8% voting interest in CHC and a 49% interest in BRI.

         Reading, the Company's majority owned subsidiary, is principally in the business of developing and operating multiplex cinemas and entertainment centers in Australia and New Zealand. Reading also operates cinemas in Puerto Rico and until March 2001, operated cinemas in the United States. Subsequent to March 8, 2001, Reading's only domestic cinema interest is its passive 33.3% membership interest in the Angelika Film Center, LLC ("AFC"), the owner of the Angelika Film Center and Cafe located in the Soho district Manhattan (the "NY Angelika"). Reading's cinemas are owned and operated through Reading Cinemas of Puerto Rico, Inc., a wholly-owned subsidiary, under the CineVista name in Puerto Rico ("CineVista"); through Reading Entertainment Australia Pty Ltd (collectively with its subsidiaries referred to herein as "Reading Australia"), under the Reading Cinemas name in Australia, and through a 50/50 joint venture in New Zealand under the Berkeley Cinemas name (the "NZ JV"). The Company's entertainment center development center activities in Australia and New Zealand are conducted through the affiliates of Reading Australia in Australia and through affiliates of Reading New Zealand Ltd. (collectively referred to herein as "Reading New Zealand") in New Zealand.

         Through its ownership of REI, the Consolidated Company principally operates in two business segments, cinema operations and real estate development (Note 9).

Foreign Currency Exchange

         The carrying value of Reading Australia's and Reading New Zealand's assets will fluctuate due to changes in the exchange rate between the U.S. dollar and Australian dollar ($0.5100 and $0.5560, were the respective exchange rates of U.S. dollars per Australian dollar at June 30, 2001 and December 31,
2000) and the U.S. dollar and New Zealand dollar ($0.4047 and $0.4423, were the respective exchange rates of U.S. dollars per New Zealand dollar at June 30, 2001 and December 31, 2000).

Loss Per Share:

         Basic loss per share is calculated by dividing net loss applicable to common shareholders by the weighted average shares outstanding during the periods presented. The weighted average number of shares used in the computation of basic loss per share was 10,461,216 for both the three and six months ended June 30, 2001. The weighted average numbers of shares used in the computation of basic loss per share were 10,507,799 and 10,495,216, respectively, for the three and six months ended June 30, 2000.

         Net loss available to common shareholders includes provision for dividends accrued and declared on the Company's Series A Voting Cumulative Convertible Redeemed Preferred Stock (the "Series A Preferred Stock"), and for dividends that have accumulated but have not been declared on the Series B Voting Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") (collectively, the "Convertible Preferred Stock") and for amortization for the value of an asset put option which expired in 2000.

         Diluted loss per share is calculated by dividing net loss applicable to common shareholders by the weighted average common shares outstanding for the period presented plus the dilutive effect of stock options. At June 30, 2001, these stock options were not considered dilutive as the exercise price of these options was greater than the market price. In addition, the Consolidated Company reported a net loss for the three and six months ended June 30, 2001 and 2000 and therefore, the stock options would have been anti-dilutive. Basic and diluted net loss per share were calculated based on net loss applicable to common stock shareholders, which includes a reduction for dividends accrued and declared on the Series A Redeemable Preferred Stock of REI amounting to $113,750 per quarter ($455,000 per year) and for dividends that have accumulated but have not been declared on the Series B Voting Cumulative Convertible Preferred Stock amounting to $893,750 per quarter ($$3,575,000 per year).

Recent Accounting Pronouncements

         On June 29,2001, the Financial Accounting Standards Board ("FASB") approved for issuance Statement of Accounting Financial Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Among other provisions, all future business combinations will be accounted for using the purchase method of accounting and the use of the pooling-of-interest method is prohibited. In addition, goodwill will no longer be amortized but will be subject to impairment tests at least annually. We expect to adopt SFAS No. 141 and SFAS No. 142 effective December 31, 2001, although certain provisions will be applied to any acquisitions we may close subsequent to June 30, 2001. The Company is currently assessing but has not yet determined the impact of SFAS 141 and 142 on its financial position and results of operations.

         The financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim information and the rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Consolidated Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts in previously issued financial statements have been reclassified to conform to the current period presentation.

Note 2 - Investment in Unconsolidated Affiliates

         The tables below set forth the carrying values of the Consolidated Company's equity investments in unconsolidated affiliates, and the Company's share of their earnings or losses, for the periods presented (dollars in thousands).

                                   June 30,         December 31,
                                     2001               2000
             ----------------------------------------------------

               Citadel           $  12,674          $  13,193
               AFC                   3,113              3,358
               NZ JV                   998              1,099
             ----------------------------------------------------
                                 $  16,785          $  17,650
             ----------------------------------------------------


                                   Three Months Ended     Six months Ended
                                        June 30,              June 30,
                                        -------               -------
                                   2001          2000     2001         2000
             -------------------------------------------------------------------

               Citadel          $  (175)     $   (363) $  (519)    $    (318)
               NAC                   --          (616)      --          (616)
               AFC                  (29)           37      122            37
               NZ JV                 26            49       70            81
               WPG (Note 5)          --          (118)      --          (274)
             -------------------------------------------------------------------
                                $  (178)     $ (1,011) $  (327)     $ (1,090)
             -------------------------------------------------------------------

Citadel Holding Corporation ("Citadel")

         At June 30, 2001, the Consolidated Company owned 2,567,623 shares of Citadel Class A Nonvoting and 653,254 shares of Citadel Class B Voting common stock, approximately 32.4% of Citadel's outstanding common stock. The closing price of Citadel's Class A Nonvoting and Class B Voting common stock at June 30, 2001 was $1.35 and $1.60 per share, respectively. Summarized financial information of Citadel as of June 30, 2001 and December 31, 2000 and for the six months ended June 30, 2001 and 2000 follows (dollars in thousands):

Condensed Balance Sheets:
                                                June 30, 2001  December 31, 2000
       -------------------------------------------------------------------------
         Cash and cash equivalents                   $  6,745        $ 16,010
         Receivables                                    2,751           1,430
         Marketable securities                            642             493
         Investment in unconsolidated affiliates       10,114          10,237
         Rental property and fixed assets, net         29,144          19,820
         Property held for development
         Other assets, net                             15,153          15,932
       -------------------------------------------------------------------------
            Total assets                             $ 64,551        $ 63,922
       -------------------------------------------------------------------------

         Accounts payable and accrued liabilities    $  6,786        $  8,033
         Other liabilities                             19,784          16,707
         Minority interests                                64              54
         Shareholders' equity                          39,915          41,126
         Note receivable from stockholder              (1,998)         (1,998)
       -------------------------------------------------------------------------
            Total liabilities and equity             $ 64,551        $ 63,922
       -------------------------------------------------------------------------

                                           Three Months Ended             Six Months Ended
                                                June 30,                      June 30,
                                                -------                       -------
Condensed Statement of Operations:          2001          2000          2001           2000
----------------------------------------------------------------------------------------------
Revenue                                   $ 6,115        $   605     $ 10,752       $ 1,207
Operating costs and expenses                6,561            488       11,969           942
----------------------------------------------------------------------------------------------
Operating (loss) income                      (446)           117       (1,217)          265
Non-operating expense (income)               (166)           824         (121)          641
----------------------------------------------------------------------------------------------

Loss before tax and minority interest        (280)          (707)      (1,096)         (376)
Income tax expense (benefit)                  146            (23)         195            76
Minority interest                               3              2           10             3
----------------------------------------------------------------------------------------------
   Net loss                               $  (429)       $  (686)    $ (1,301)      $  (455)
----------------------------------------------------------------------------------------------
   Basic and diluted loss per share       $ (0.04)       $ (0.10)    $  (0.13)      $ (0.07)
==============================================================================================

Angelika Film Center LLC ("AFC")
--------------------------------

         At June 30, 2001, the Company owned a 33% interest in AFC. AFC recorded an operating loss for the second quarter of 2001 due to approximately $146,000 of catch-up amortization which was previously not recorded.


Note 3 - Property and Equipment

         The table below sets forth the Company's investment in property and equipment as of the dates indicated (dollars in thousands):

                                            June 30,            December 31,
                                              2001                   2000
    ---------------------------------------------------------------------------
     Land                                  $  3,824               $  2,598
     Buildings                               13,598                 14,800
     Leasehold improvements                  15,680                 27,244
     Equipment                               22,827                 25,930
     Construction-in-progress                16,889                 16,193
    ---------------------------------------------------------------------------
                                             72,818                 86,765
     Accumulated depreciation                (7,443)                (8,059)
     Provision for asset impairment         (14,529)               (26,308)
    ---------------------------------------------------------------------------
                                           $ 50,846               $ 52,398
    ---------------------------------------------------------------------------

         The carrying amount of land includes land associated with operating theater properties, and excludes land which has yet to be developed, which amounts are included in "Property held for development" in the Condensed Consolidated Balance Sheets. The Consolidated Company's property and equipment as well as its asset impairment reserve decreased as a result of the sale of four domestic cinemas to Citadel in March 2001 (Note 8).

Note 4 - Income Tax

         Craig and Reading file separate consolidated federal and state tax returns. Accordingly, one company's tax benefits from net operating loss and capital loss carryforwards cannot be used to offset the other company's tax liabilities. Income tax expense of $222,000 and $429,000, respectively, for the three and six months ended June 30, 2001 include $227,000 and $434,000, respectively, in current provision for foreign withholding taxes. Income tax expense for the three and six months ended June 30, 2000 for the Consolidated Company was approximately $253,000 and $471,000 respectively, including accruals of $211,000 and $421,000 respectively for foreign withholding taxes. These amounts withheld will be paid when and if certain intercompany loans are repaid.


Note 5 - Property Held for Sale

Whitehorse Property Group ("WPG")
---------------------------------

         WPG has not yet been successful in selling the shopping center due to the refusal of Burstone, WPG's other joint venture partner, to agree to sell the shopping center at the price currently being offered by a prospective qualified purchaser. On September 28, 2000, WPG was unable to repay the WPG Loan when the same became due. In light of the position taken by Burstone, Reading has (1) commenced an action to recover the Burstone Loan and (2) purchased, for $5,799,000, in March 2001 the WPG Loan. Reading has entered into an agreement in principle, with a third party, to foreclose upon the WPG loan and to sell the Whitehorse Center to that third party. While definitive documentation between the parties is substantially complete, no assurance can be given that such documentation will be entered into or that the transactions contemplated will be closed.
         For the six months ended June 30, 2001, Reading and Burstone funded WPG's negative cash flow on a 50/50 basis and Reading reserved for these advances at 100% in the period the money was advanced. No assurances can be given that Burstone will continue such funding. For the six months ended June 30, 2001, Reading had advanced approximately $36,000 to WPG.


Note 6 - Commitments and Contingencies

Domestic
--------

         The Consolidated Company's affiliate, Citadel, as the holder of the $7,000,000 of REI Series A Preferred Stock, has the right to require redemption of such stock during a ninety day period commencing October 15, 2001. In addition, at June 30, 2001, Reading is one quarter in arrears with respect to dividends owed on the REI Series A Preferred Stock dividends amounting to $113,750 payable to Citadel but is ten quarters in arrears with respect to dividends owed on the REI Series B Preferred Stock amounting to $8,937,500 payable to Craig.

         In 1999, the Consolidated Company entered into a lease of a to-be-constructed theatre in Dallas, known as the Angelika Film Center and Cafe Dallas ("Angelika-Dallas"). On September 22, 2000, the Consolidated Company assigned that lease to Citadel and has agreed to reimburse Citadel that portion of its investment in the cinemas needed to produce a 20% return on the investment during the second operating year of that cinema provided that, subject to certain exceptions, Citadel's investment in the theater does not exceed $2,300,000. At June 30, 2001, Citadel's investment in the theater was approximately $899,000 and is not expected to exceed the budgeted $2,300,000.

         The City of Philadelphia (the "City") has asserted that Reading's North Viaduct property requires environmental decontamination and that Reading's share of any such remediation cost will aggregate approximately $3,500,000. Reading presently is in discussions with the City involving a possible conveyance of the property and believes that reserves related to the North Viaduct are adequate. Certain of the subsidiaries of REI were historically involved in railroad operations, coal mining and manufacturing. Also, certain of these subsidiaries appear in the chain of title of properties which may suffer from pollution. Accordingly, certain of these subsidiaries have, from time to time, been named in, and may in the future be named in various actions brought under applicable environmental laws. The Consolidated Company does not currently believe that its exposure under applicable environmental laws is material in amount.

         The 1996 tax returns for Craig and Reading are under review by the Internal Revenue Service ("IRS"). While Craig and Reading believe that their respective reporting positions in such period to be reasonable and the IRS has not alleged any deficiencies, no assurances can be made that Craig and Reading's tax reporting position will be upheld. Craig and Reading have entered into agreements with the IRS tolling the applicable statutes of limitation with respect to those returns.

         The 1995 and 1996 California tax returns for Craig are under review by the California Franchise Tax Board ("FTB"). While Craig believes that its reporting positions in such periods are reasonable and the FTB has not alleged any deficiencies, no assurances can be made that Craig's tax reporting position will be upheld. Craig has entered into agreements with the FTB tolling the applicable statutes of limitation with respect to those returns.

Australia
---------

         Reading Australia has entered into a contract to build an entertainment center in Frankston. However, in light of its determination to develop a cinema as a part of the existing regional shopping center at Frankston, Reading Australia has determined not to proceed with this development. The extent of Reading Australia's exposure to the other contracting party if it fails to construct that entertainment center is uncertain. However, Reading Australia believes that its exposure for damage is not material. While Reading Australia continues to own developable property at a number of locations in Australia, there are no other development commitments in Australia at this time.

New Zealand
-----------

         In December 2000, Reading New Zealand entered into a loan agreement with a major New Zealand bank for borrowings of NZ$30,400,000 for the purpose of the construction of its Wellington entertainment center development and for the refinancing of the loan used to acquire the Wellington site. The loan is secured by a mortgage over the Wellington properties and pledge of the assets of Reading New Zealand and its subsidiaries associated with the Wellington project. The loan is due and payable in March 2005. On July 18 2001, Reading New Zealand entered into an agreement pertaining to the borrowing of an additional NZ$4,135,000 to be used it to fit-out the cinema being constructed as a part of the Wellington entertainment center.

Note 7 - Other Comprehensive Income (Loss)

         The following sets forth the Consolidated Company's comprehensive income or loss, defined as net income or loss plus or minus foreign currency translation adjustments, for the periods shown (dollars in thousands):

                                                                 Three Months                   Six Months
                                                                Ended June 30,                Ended June 30
                                                                -------------                 -------------
                                                             2001           2000             2001         2000
-------------------------------------------------------------------------------------------------------------------
Net loss                                                  $  (1,323)     $ (1,012)       $  (2,636)   $  (2,924)
Other comprehensive income (loss)
  From foreign currency translation                           2,134        (1,611)          (5,404)      (7,129)
Other comprehensive (loss) income
  from equity investment in Citadel                             (44)         (102)              29         (144)
-------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                               $     767      $ (2,725)       $  (8,011)   $ (10,053)
-------------------------------------------------------------------------------------------------------------------

         As a result of the Consolidated Company's equity investment in Citadel, the Consolidated Company recorded 32.4% and 48.3% of other comprehensive income
(loss) recorded by Citadel for the three and six months ended June 30, 2001 and 2000, respectively. Citadel's other comprehensive income (loss) is comprised of unrealized gain/(loss) on available-for-sale securities.


Note 8 - Purchase and Sale of Assets

Australia
---------

         On May 17, 2001, Reading Australia purchased the real property and operating rights to the Maitland Cinema complex located in New South Wales, Australia, for approximately $1,700,000.

Domestic
--------

         On March 8, 2001, the Consolidated Company sold to Citadel the Consolidated Company's leasehold interests in four domestic cinemas for a note receivable from Citadel in the amount of $1,706,000, its approximate book basis (net of its asset impairment reserve relating to these cinemas totaling approximately $11,779,000). In addition, Citadel has assumed the liabilities of these cinemas and the Consolidated Company, in exchange, has agreed to reimburse Citadel approximately $1,115,000 representing the difference between the liabilities assumed and the amount of inventory, prepaid expenses and other current assets on the balance sheet as of the closing date. At June 30, 2001, this amount is included in the Condensed Consolidated Balance Sheet as "Amounts receivable".

New Zealand:
-----------

         On May 1, 2001, Reading New Zealand sold a fifteen-acre site in a suburb of Auckland ("Takanini") for approximately $2,397,000 (NZ$5,669,000), net of disposal costs.

Note 9 - Segment Information

         The following sets forth certain information concerning the Consolidated Company's two segments, real estate development and cinema operations, for the three and six months ended June 30, 2001 and 2000 (dollars in thousands):

                            Real Estate      Cinema       Corporate and
Three Months:               Development     Operations    Eliminations      Consolidated
-------------------------------------------------------------------------------------------

  2001
-------------------------------------------------------------------------------------------
  Revenues                   $    149      $   8,710       $       91         $    8,950
  Operating loss                 (505)          (135)            (780)            (1,420)

  2000
-------------------------------------------------------------------------------------------
  Revenues                   $    138      $  10,762       $       61         $   10,961
  Operating (loss) income      (3,194)           667           (1,413)            (3,940)

  Six months:

  2001
-------------------------------------------------------------------------------------------
  Revenues                   $    283      $  18,916       $      144         $   19,343
  Operating (loss) income      (1,300)           103           (1,668)            (2,685)

  2000
-------------------------------------------------------------------------------------------
  Revenues                   $    277      $  21,794       $      111         $   22,182
  Operating (loss) income      (3,831)           668           (3,007)            (6,170)

Note 10 - Proposed Consolidation of the Companies

         On July 17 and 18, 2001, the Boards of Directors of each of REI, Craig Corp and CHC considered management's proposal to consolidate Reading, Craig and Citadel into a single public company, determined that it would be in the best interests of their respective companies and shareholders to consummate such a consolidation transaction and authorized and directed management to execute and deliver an agreement in principle ("the Agreement") setting out the fundamental terms of such an agreement. The Agreement was executed and delivered by the parties on July 18, 2001 and filed on a report on Form 8-K with the Commission on July 19, 2001.

         Under the terms of the Agreement, upon the closing of the merger, each holder of Reading common stock will receive 1.25 shares of CHC Class A Nonvoting common stock for each share of REI common stock and each holder of Craig Corp common stock and Craig Corp common preference will receive 1.17 shares of CHC Class A Nonvoting common stock for each share of the Craig Corp common or common preference stock. Holders of CHC Class A Nonvoting common stock and CHC Class B Voting common stock will hold the same shares immediately after the consolidation as they did immediately prior to the consolidation since CHC will be the survivor in the transaction.

         Consummation of the consolidation is subject to the satisfaction of certain conditions, including the receipt of the requisite stockholder approvals and the execution and delivery of a definitive merger agreement. However, in the Agreement, the holders of 49% of the outstanding voting power of CHC and of a majority of the outstanding voting power of REI and Craig Corp have agreed to vote in favor of the transaction. Craig Corp is currently preparing to present the consolidation plan to its shareholders for approval at a special meeting of shareholders scheduled to be held on October 24, 2001. Although no assurances can be given, the management expects that the transaction will close promptly following that special meeting. Upon the effectiveness of the merger, Craig Corp's common stock and common preference stock will be delisted from the New York Stock Exchange ("NYSE"). The Company has been advised by the NYSE that its common stock and common preference stock do not currently satisfy the criteria for continued listing on that exchange. The Company has advised the NYSE that it intends to address this issue through the proposed consolidation transaction. If, however, the consolidation transaction should be terminated or fail to close on a timely basis, no assurances can be given that the NYSE will not move to delist the Company's equity securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Craig Corporation (Craig Corp and collectively with its wholly owned subsidiaries and corporate predecessors, "Craig" or the "Company") is in the business of identifying, acquiring, owning and strategically managing controlling interests in other operating companies. At June 30, 2001, the Company held (1) common stock of Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries and corporate predecessors, "Reading") and REI Series B Preferred Stock representing approximately 78% of the voting power of that company; (2) 876,885 and 230,521 shares of Class A Non-voting Common Stock and Class B Voting Common Stock representing approximately 11.0% and 11.6% of such classes of common stock of Citadel Holding Corporation ("CHC" and collectively with its wholly-owned subsidiaries and corporate predecessors, "Citadel"), respectively; and (3) 1,107,406 shares representing approximately 16.4% of the common stock of Big 4 Ranch, Inc. ("BRI"). As used herein, the term the "Consolidated Company" is used to describe, for accounting purposes, the Company reporting, on a consolidated basis, its ownership interest in Reading. The Consolidated Company currently owns approximately 33% of the common stock of CHC and approximately 50% of the common stock of BRI.

         Reading is principally engaged in the business of developing and owning and operating multiplex theaters in Australia and New Zealand and in the business of operating theaters in Puerto Rico. Prior to March 2001, Reading was also engaged in the business of developing, owning and operating cinemas in the United States. In transactions in September 2000 and March 2001, Reading conveyed to Citadel all of its domestic cinema interests other than a 33.3% passive membership interest in Angelika Film Center LLC ("AFC"). Reading also owns 1,690,938 and 422,734 shares of CHC Class A Nonvoting and Class B Voting Common Stock representing approximately 21.25% of the common stock of Citadel.

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

                            Australia/
                           New Zealand     Puerto Rico     Domestic    Total
     ----------------------------------------------------------------------------
     June 30, 1999              35             44             46        125

     June 30, 2000              84             56             28        168

     June 30, 2001             106             52             --        158

         In the preceding table, (1) the increase in the number of cinema screens in Australia and New Zealand is wholly comprised of newly-constructed multiplexes except for Maitland and Elsternwick cinemas; (2) the increase in the number of cinema screens in Puerto Rico from 1999 is represented by a newly-constructed, 12-screen multiplex that opened in December 1999 offset by the closure of the Cayez cinema, a 4-screen cinema, in January 2001; and (3) the decrease in the number of domestic screens was a result of the deconsolidation of AFC (6 screens) in April 2000 following the sale of a 50% interest to National Auto Credit, Inc. ("NAC"), closure of an 8-screen cinema in June 2000, and the sale of four cinemas with 28-screens to Citadel in March 2001.

Results of Operations

         The following tables and narrative set forth and discuss the results of operations for the three months and six months ended June 30, 2001 ("2001 Quarter" and "2001 Six Months", respectively) as compared to the three and six months ended June 30, 2000 ("2000 Quarter" and "2000 Six Months", respectively). In the tables below, (1) revenues consist of admissions, concessions, advertising and real estate rental income; (2) operating costs consist of costs directly attributable to the theater or real estate operations, (3) operating expenses consist of depreciation, amortization and general and administrative expenses; and (4) non-operating expenses include all other expenses and revenues. The revenues and expenses generated by the Consolidated Company's Australian and New Zealand operations have been translated at the average exchange rates for each period presented and all intercompany transactions have been eliminated (dollars in thousands).

  Three Months Ended June 30
-------------------------------------
                                                  AUS/NZ       Puerto Rico     Domestic
2001 Quarter                                     Theaters       Theaters       Theaters       Corporate        Total
=========================================================================================================================
Revenues                                         $ 5,481         $ 3,377       $     --       $     92        $ 8,950
Operating costs                                    4,732           3,242             --            200          8,174
Operating expenses                                 1,286             250             --            660          2,196
Non-operating expenses                              (176)             (9)            --            438            253
-------------------------------------------------------------------------------------------------------------------------
Loss before minority interest and
income tax                                        $ (361)        $  (106)      $     --       $ (1,206)       $(1,673)
-------------------------------------------------------------------------------------------------------------------------

2000 Quarter
=========================================================================================================================
Revenues                                        $  4,949         $ 3,917       $  2,027       $     68        $10,961
Operating costs                                    3,800           3,580          2,072             --          9,452
Operating expenses                                 3,336             196            234          1,683          5,449
Non-operating expenses                               (58)            135             35         (3,070)        (2,958)
-------------------------------------------------------------------------------------------------------------------------
(Loss) earnings before minority
interest and income tax                         $ (2,129)        $     6       $   (314)      $  1,455        $  (982)
-------------------------------------------------------------------------------------------------------------------------

  Six Months Ended June 30
-------------------------------------
                                                  AUS/NZ       Puerto Rico     Domestic
2001 Six Months                                  Theaters       Theaters       Theaters       Corporate        Total
=========================================================================================================================
Revenues                                        $ 11,323         $ 6,225       $  1,651        $   144        $19,343
Operating costs                                    8,719           6,504          1,527            200         16,950
Operating expenses                                 2,767             526             50          1,735          5,078
Non-operating expenses                               (22)             --             (6)           552            524
-------------------------------------------------------------------------------------------------------------------------
(Loss) earnings before minority
interest and income tax                         $   (141)        $  (805)      $     80        $(2,343)       $(3,209)
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------

2000 Six Months
=========================================================================================================================
Revenues                                        $  9,443        $  7,120       $  5,499      $     120         $ 22,182
Operating costs                                    7,456           6,717          5,033             --           19,206
Operating expenses                                 4,714             441            664          3,327            9,146
Non-operating expenses                                 4             135             13         (3,002)          (2,850)
-------------------------------------------------------------------------------------------------------------------------
Loss before minority interest and
income tax                                      $ (2,731)       $   (173)      $   (211)     $    (205)        $ (3,320)
-------------------------------------------------------------------------------------------------------------------------

Revenues

         The fluctuations noted in theater revenues generally resulted from a corresponding increase or decrease in the number of screens in operation during the 2001 Quarter and 2001 Six months as compared with the 2000 Quarter and 2000 Six Months. The decline in revenues was due to the following:

     . A $532,000 and $1,880,000 increase in Australian/New Zealand theater revenues for the 2001 Quarter and the 2001 Six Months, respectively, is mostly attributed to the 22 screens that have opened or been acquired since June 30, 2000.

     . A $540,000 and $895,000 decrease in Puerto Rico's theater revenues for the 2001 Quarter and the 2001 Six Months, respectively, is due to (1) the closure of a 4-screen cinema in January 2001 and (2) increased competition, especially in the Plaza Las Americas in San Juan.

     . A $2,027,000 decrease in domestic theater revenue for the 2001 Quarter is due to the sale of the remaining four domestic cinemas to Citadel in March 2001. As a result of the sale, the Company had no domestic cinema operation for the three months ended June 30, 2001. A $3,848,000 decrease in domestic theater revenues for the 2001 Six Months is due to (1) the decrease from the deconsolidation of AFC following the sale of 50% membership interest to NAC on April 5, 2000,
          (2) the decrease in domestic theater revenues due to the closure of a 8-screen cinema in June 2000, and (3) the sale to Citadel as mentioned before.

Operating costs

         Operating costs include costs associated with the day-to-day management of the theater operations. Significant components of the operating costs such as film rent payable, concession costs, and employee costs fluctuate in line with the revenues and accordingly, the increase/decrease in the 2001 Quarter and 2001 Six Months due to the following:

     . Australia/New Zealand operating costs increased approximately $932,000 and $1,263,000 in the 2001 Quarter and 2001 Six Months, respectively. This increase is due to 22 additional screens that opened or were acquired since June 30, 2000.

     . Puerto Rico's operating costs decreased $338,000 and $213,000 in the 2001 Quarter and the 2001 Six Months, respectively, due to (1) the closure of a 4-screen cinema in January 2001 and (2) decrease in box office revenue as discussed above.

     . The $2,072,000 and $3,506,000 decrease in the 2001 Quarter and 2001 Six Months domestic operating costs, respectively, is attributable to
          (1) deconsolidation of AFC, (2) the closure of an 8-screen theater in 2000 as discussed above, and (3) to the sale of the theater in 2000 as discussed above.

Operating expenses

         Operating expenses include depreciation, amortization and general and administrative expenses. The items below represent the more significant contributors to changes in the operating expenses in the 2001 Quarter and 2001 Six Months:

     . Australia/New Zealand operating expenses decreased $2,050,000 and $1,947,000 in the 2001 Quarter and the 2001 Six Months, respectively, primarily due to the $1,725,000 impairment loss taken in the 2000 Six Months to write down the Company's basis in the Whitehorse property assets.

     . The $234,000 and $614,000 decrease in the Domestic theaters' operating expenses in the 2001 Quarter and the 2001 Six Months, respectively, was primarily due to (1) the decrease in depreciation expense following the AFC deconsolidation in April 2000 and (2) the decrease in deprecation expense as a result of the impairment loss taken on the domestic cinemas assets held for sale at December 2000.

     . Corporate operating expenses decreased $1,023,000 and $1,592,000 in the 2001 Quarter and the 2001 Six Months, respectively, as a result of the Company's consolidation of its corporate functions with Citadel and Reading under a management sharing arrangement, which is discussed in greater detail in the Company's report on Form 10-K for the year ended December 31, 2000.

Non-operating expenses

         The Company's non-operating expenses are comprised of interest and dividend income, equity in earnings/loss of unconsolidated entities, interest expense, and miscellaneous other income or expense. Corporate interest and dividend income and other income are presented net of intercompany transactions with the Puerto Rico and Australia/New Zealand subsidiaries. Non-operating expenses, in total, increased $3,508,000 and $3,554,000 in the 2001 Quarter and the 2001 Six Months, respectively, as the prior year's non-operating expenses were offset with the $3,555,000 of non-recurring gain realized on the exchange of the AFC interest.


Business Plan, Capital Resources and Liquidity

         Since December 31, 1998, the Consolidated Company's cash and cash equivalents have decreased from approximately $63,314,000, to approximately $2,951,000 at June 30, 2001. During this period the Consolidated Company has utilized its available liquidity to (1) acquire land in Australia and New Zealand for the purpose of constructing state-of-the-art cinemas, or entertainment centers, thereon; (2) construction of state-of-the-art cinemas and entertainment centers in Australia and New Zealand, (3) fit out newly-constructed cinema space in Australia, with respect to which the Consolidated Company is a tenant under long-term leases; (4) to acquire the real estate, equipment and operations constituting two existing cinemas in Australia; (5) to acquire a 50% interest in a cinema joint venture in New Zealand and (6) construct state-of-the-art cinemas on leased land in the United States (one location) and in Puerto Rico (one location). Each of the cinemas and entertainment centers constructed or acquired since 1998 have been financed predominantly with the Consolidated Company's liquidity, except for the fit-out of two leased cinemas and a portion of the construction costs of two entertainment centers in Australia and the construction of Reading's Wellington center project in New Zealand. During this period, in addition to its investments in now-operating cinemas, at June 30, 2001, the Consolidated Company had a recorded investment of $25,131,000 (at current exchange rates) in various land parcels, located in Australia and New Zealand, each of which is intended for future development. Each of these investments in undeveloped land has also been financed with the Consolidated Company's liquidity.

         During Fiscal 2000, based on the Consolidated Company's limited resources, the Consolidated Company determined that it would concentrate its available resources on developing and operating its Australian and New Zealand cinema circuits. Concurrently, the Consolidated Company decided that it would exit out of the domestic cinema market. Through a serious of transactions in April and September 2000 and March 2001, the Consolidated Company has divested all of its domestic cinema assets except for a passive 33% membership interest in the Angelika Film Center ("AFC") at June 30, 2001. In addition, the Consolidated Company is looking to exit out of Puerto Rico if a suitable buyer can be found for its cinemas. No assurances can be given that such buyer will be found.

         The Consolidated Company has various commitments which, in the aggregate, exceed its current liquidity. As discussed in greater detail in the Consolidated Company report on Form 10-K for the year ended December 31, 2000, the Consolidated Company received approximately $14,702,000 in cash from its sale of its investment in NAC common stock to NAC in November and December 2000. A significant portion of the cash proceeds from the sale of the NAC stock have been used to (1) acquire the bank loan on the Whitehorse property as described in Note 5 to the Quarterly financial statements and (2) acquire the Maitland cinema property in Australia as described in Note 8 to the Quarterly financial statements and (3) to fund the Consolidated Company's continuing negative cash flow from operations of approximately $3,307,000 over the first two quarters of 2001. The Consolidated Company expects to fully recover the loan amount upon sale of the Whitehorse property. The Consolidated Company is currently endeavoring to finance a portion of the purchase price of the Maitland cinemas complex. No assurances can be given that management will be successful in obtaining the financing for the Maitland property on commercially reasonable or acceptable terms, or that the Consolidated Company may be able to sell the Whitehorse property.

         In addition to this cash infusion from the NAC transaction, the Consolidated Company has obtained a line-of-credit with a major bank which provides for borrowings of up to AUS$30,000,000 ("Australian Line of Credit"). The Australian Line of Credit is secured by a pledge of substantially all of Reading Australia's assets and requires Reading Australia to maintain various financial covenants, restricts dividends and limits additional borrowings. At June 30, 2001, Reading Australia had approximately AUS$2,175,000 (approximately $1,109,000 at June 30, 2001 exchange rate) available under its line of credit. Also, Reading New Zealand entered into a loan agreement with a major New Zealand bank for borrowings up to NZ$30,400,000. On July 18, 2001, the Company entered into an agreement with a New Zealand bank to increase the loan facility by the lesser of the NZ$4,135,000 or 75% of the fit-out costs. The loan is secured by a mortgage over the Wellington properties and a pledge of the assets of Reading New Zealand and its subsidiaries associated with the Wellington project. While no assurances can be given, the Consolidated Company believes that it will be able to complete its development commitments for the year 2001 with funds from the Australian and New Zealand credit facilities and cash flow generated from operations. These development commitments mostly consist of the Consolidated Company's build-out of certain tenant improvements in Auburn and Perth, Australia and the fit out of Frankston, Australia. Frankston build out will continue until mid 2002. The Australian Line of Credit, which had an original maturity date of December 2000, has been extended to December 2001. The bank is currently reviewing this loan and has orally advised the Consolidated Company of its intention to approve an extension of that facility through to December 31, 2002. No assurance can be given that the extension will be granted. At June 30, 2001, the Consolidated Company was in compliance with all bank covenants.

         With respect to its obligations of REI under its Series A and Series B Preferred Stock, the Consolidated Company currently anticipates that its liabilities with respect to these securities will be resolved by the contemplated consolidation of the Company with Citadel and Reading.

         The City of Philadelphia (the "City") has asserted that the Reading's North Viaduct property requires environmental decontamination and that the Reading's share of any such remediation cost will aggregate approximately $3,500,000. Reading presently is in discussions with the City involving a possible conveyance of the property and believes that reserves related to the North Viaduct are adequate. Certain of the subsidiaries of the REI were historically involved in railroad operations, coal mining and manufacturing. Also, certain of these subsidiaries appear in the chain of title of properties which may suffer from pollution. Accordingly, certain of these subsidiaries have, from time to time, been named in, and may in the future be named in various actions brought under applicable environmental laws. Reading does not currently believe that its exposure under applicable environmental laws is material in amount.

         The 1996 tax returns or REI and Craig Corp are under review by the Internal Revenue Service (the "IRS"). While REI and Craig Corp believe that their respective reporting positions in such period to be reasonable and the IRS has not alleged any deficiencies, no assurances can be made that the tax reporting positions of REI or Craig Corp will be upheld. Both companies have entered into agreements with the IRS tolling the statute of limitations with respect to such returns.

         The 1995 and 1996 California tax returns for Craig are under review by the California Franchise Tax Board ("FTB"). While Craig believes that its reporting positions in such periods are reasonable and the FTB has not alleged any deficiencies, no assurances can be made that the tax reporting positions of Craig will be upheld. Craig has entered into agreements with the FTB tolling the applicable statutes of limitations with respect to such returns.

         At June 30, 2001, Craig had cash and cash equivalents of $346,000. Reading is majority owned by Craig, and accordingly, is included in the consolidated financial statements. However, Craig and Reading are separate public companies and each entity's capital resources and liquidity is legally independent of the other and any intercompany loans or receivables would require approval of each separate company's Board of Directors.

         In 2000, the administrative offices of Reading were moved to Los Angeles, in space adjacent to the current executive offices of the Company and Citadel, and the general and administrative functions and staffs of the three companies were consolidated and substantially all of the general and administrative employees of the three companies were moved to the Craig payroll. The costs of these employees, as well as general and administrative expenses such as executive office space rent, are now allocated among the various members of the Craig Group of Companies based upon the relative amounts of time spent by these employees on the business of such companies. These allocations are made in the first instance by management and are reviewed periodically by the Conflict Committees of the Boards of Directors of Craig, Reading and Citadel. As a result of this management agreement with Reading and Citadel, (1) Craig's general and administrative expenses have decreased significantly from prior years as a majority of the general and administrative costs are allocated to Reading and Citadel, and (2) Craig's liquidity became dependent on the reimbursements of allocated costs from Reading and Citadel and on Reading's ability to pay dividends on the Series B Voting Preferred Stock held by Craig amounting to approximately $3,575,000 annually. For now, the Consolidated Company intends to allow dividends with respect to the Series B Voting Preferred Stock held by Craig to accumulate indefinitely. At June 30, 2001, the accrued amount was $8,937,500.

         While not anticipated, Craig could achieve further liquidity through the sale of shares of Citadel and/or Reading.

         The Company's management expects the Company's general and administrative expense to decrease further in the third and fourth quarters of 2001, assuming consummation of the consolidation of the three companies. Taking into account all of the duplicated costs associated with maintaining three separate public companies - having three sets of board of directors, filing three sets of quarterly and annual reports, incurring costs for three annual shareholders' meetings, etc. - the Company's management expects to decrease the total general and administrative expense by approximately $1,000,000 annually across the three companies once the consolidation is complete. Although no assurances can be given, the management expects that the transaction will close in the fourth quarter of 2001 and the Company's common and common preference stock will then be delisted from the New York Stock Exchange ("NYSE"). The Company has been advised by the NYSE that its common stock and common preference stock do not currently satisfy the criteria for continued listing on that exchange. The Company has advised the NYSE that it intends to address this issue through the proposed consolidation transaction. If, however, the consolidation transaction should be terminated or fail to close on a timely basis, no assurances can be given that the NYSE will not move to delist the Company's equity securities.

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

         The results contemplated by the Company's forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, delays in obtaining leases and permits for new multiplex locations, construction risks and delays, the lack of strong film product, the impact of competition, market and other risks associated with the Company's investment activities, consummation of the proposed consolidation plan with Citadel and Reading, and other factors described herein.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

         The financial performance and results of operations of the Company may be affected by changes in interest rates and currency exchange rates.

         Approximately 44% and 12% of the Company's assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, at June 30, 2001 compared to 41% and 7% at December 31, 2000. At June 30, 2001, $1,880,000 and $328,000 of the
Company's $2,951,000 in cash and cash equivalents was invested in Australian and New Zealand dollars compared to $2,852,000 and $101,000 of the $16,475,000 in cash and cash equivalents at December 31, 2000. The Company has secured bank borrowings for developments planned for 2001. Such borrowings are originated in the local currencies. Unless the Company elects to hedge its foreign exchange exposure, approximately 57% of the Company's assets (based upon the amount at June 30, 2001) will continue to be invested in assets subject to exchange fluctuations between the U.S. and Australian and New Zealand dollars. At December 31, 2000 approximately 47% of the Company's assets were invested in assets subject to currency fluctuations. The Company has no current plan to hedge such exposure.

         During the six months ended June 30, 2001, the Company recognized an unrealized foreign currency translation loss of approximately $5,404,000 (included as a component of comprehensive loss in the Consolidated Statement of Shareholders' Equity contained elsewhere herein) compared to an unrealized loss of approximately $7,129,000 during the same period in 2000. The unrealized loss recorded during the six months ended June 30, 2001 and 2000 related to the decrease in the value of the Australian and New Zealand dollars relative to the U.S dollars. The exchanges rates of the U.S dollar per Australian dollar were $0.5100 and $0.5560 at June 30, 2001 and December 31, 2000, respectively, and the exchange rates of the U.S dollar per New Zealand dollar were $0.4047 and $0.4423 at June 30, 2001 and December 31, 2000, respectively.

         In September 2000, Reading Australia opened the cinema portion of its Auburn development and opened another development in 2001. As more of the Company's cinemas exhibition business becomes concentrated in Australia and New Zealand in 2001, the Company's income from operations may be significantly affected by foreign currency exchange rate fluctuations.

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

Item 6 - Exhibits and Reports on Form 8-K

         (a)    Exhibits

                None.

         (b)    Reports on Form 8-K

                Form 8-K dated July 19, 2001 reporting that Citadel Holding Corporation, Craig Corporation and Reading Entertainment, Inc. entered into an Agreement in Principle to consolidate the three companies was filed with the SEC.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         CRAIG CORPORATION REGISTRANT
                         ----------------------------


Date:    August 14, 2001             By: /s/ James J. Cotter
                                         ---------------------------------
                                         James J. Cotter
                                         Chief Executive Officer



Date:    August 14, 2001             By: /s/ Andrzej J.
                                         ---------------------------------
                                         Andrzej J. Matyczynski
                                         Chief Financial Officer