Form 10-Q
period 2001-09-30
CRAIG CORP
filed 2001-11-15
CIK 110985

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: September 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from        to

                         Commission file number 1-6123

                               -----------------

                               CRAIG CORPORATION
            (Exact name of Registrant as specified in its charter)

                 NEVADA                             95-1620188
   (State or other jurisdiction of in    (IRS Employer Identification No.)
      corporation or organization)

   550 South Hope Street, Suite 1825                   90071
             Los Angeles CA                         (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code: (213) 239-0555

                               -----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 5, 2001, there were 3,402,808 shares of Common Stock, $0.25 par value per share, and 7,058,408 shares of Class A Common Preference Stock, $0.01 par value per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      CRAIG CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                Page
                                                                                ----
                       PART I.  Financial Information

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of
          September 30, 2001 (Unaudited) and December 31, 2000.................   1

        Condensed Consolidated Statements of Operations for the
          Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited)..   3

        Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 2001 and 2000 (Unaudited)............   4

        Notes to Condensed Consolidated Financial Statements (Unaudited).......   5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..................................................  17

Item 3. Quantitative and Qualitative Disclosure about Market Risk..............  26

                         PART II.  Other Information

Item 1. Legal Proceedings......................................................  27

Item 2. Changes in Securities..................................................  27

Item 3. Defaults Upon Senior Securities........................................  27

Item 4. Submission of Matters to a Vote of Security Holders....................  27

Item 5. Other Information......................................................  27

Item 6. Exhibits and Reports on Form 8-K.......................................  28

Signatures.....................................................................  29

                         PART I--Financial Information

Item 1--Financial Statements

                      CRAIG CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                            September 30, December 31,
                                                                2001          2000
                                                            ------------- ------------
                                                             (Unaudited)
                          ASSETS
Cash and cash equivalents..................................   $  3,461      $ 16,475
Receivables................................................      3,407         2,749
Restricted cash............................................        402         1,267
Inventories................................................        222           267
Prepayments and other current assets.......................      1,299           945
Property held for sale (Notes 5 and 8).....................         --         4,039
                                                              --------      --------
       Total current assets................................      8,791        25,742

Investment in unconsolidated affiliates (Note 2)...........     16,041        17,650
Property held for development..............................     20,360        25,158
Property and equipment, net (Note 3).......................     55,439        52,398
Investment in WPG (Note 5).................................      5,623            --
Note receivable from Citadel (Note 8)......................      1,706            --
Note receivable from joint venture partners................        117           421
Other assets...............................................      2,178         2,162
                                                              --------      --------
       Total assets........................................   $110,255      $123,531
                                                              ========      ========




         See accompanying notes to consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                             September 30, December 31,
                                                                                 2001          2000
                                                                             ------------- ------------
                                                                              (Unaudited)
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable............................................................   $  5,802      $  7,807
Film rental payable.........................................................      1,259         1,719
Accrued taxes...............................................................      1,468         1,428
Note payable and short-term debt............................................      5,952         4,476
Note payable to Citadel.....................................................      1,998         1,998
Redeemable preferred stock of Reading (Note 6)..............................      7,000         7,000
Other liabilities...........................................................      2,592         1,203
                                                                               --------      --------
       Total current liabilities............................................     26,071        25,631

Note payable (Note 6).......................................................     13,872        14,390
Other liabilities...........................................................      5,564         5,577
Deferred tax liabilities....................................................      8,368         8,368
                                                                               --------      --------
       Total liabilities....................................................     53,875        53,966

Minority interest in equity of subsidiaries.................................     14,083        15,754

Commitments and Contingencies (Note 6)

Stockholders' Equity
Preferred stock, par value $0.25, 1,000,000 shares authorized, none issued..         --            --
Class A common preference stock, par value $0.01, 10,000,000 shares authorized, 8,734,065 issued and 7,058,408 outstanding at June 30, 2001
  and at December 31, 2000, respectively....................................         87            87
Class B common stock, par value $0.01, 20,000,000 shares authorized,
  none issued...............................................................         --            --
Common stock, par value $0.25, 7,500,000 shares authorized, 5,444,065 shares issued and 3,402,808 and 3,478,308,308 outstanding at September 30, 2001
  and December, 31, 2000, respectively......................................      1,361         1,361
Additional paid-in capital (Note 2).........................................     28,804        28,804
Retained earnings...........................................................     56,728        61,315
Accumulated other comprehensive loss (Note 7)...............................    (22,864)      (15,937)
Cost of treasury shares, 3,716,906 shares at September 30, 2001 and
  at December 31, 2000......................................................    (21,819)      (21,819)
                                                                               --------      --------
       Total stockholders' equity...........................................     42,297        53,811
       Total liabilities and stockholders' equity...........................   $110,255      $123,531
                                                                               ========      ========

          See accompanying notes to consolidated financial statements

                      CRAIG CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               (dollars in thousands, except per share amounts)

                                                               Three Months Ended         Nine Months Ended
                                                                  September 30,             September 30,
                                                            ------------------------  ------------------------
                                                               2001         2000         2001         2000
                                                            -----------  -----------  -----------  -----------
Revenues
   Theater admissions...................................... $     7,970  $     7,494       21,548  $    23,038
   Theater concessions.....................................       2,625        2,557        7,089        7,579
   Theater advertising and other...........................         480          638        1,347        1,866
   Real estate.............................................         238          159          672          547
                                                            -----------  -----------  -----------  -----------
                                                                 11,313       10,848       30,656       33,030
                                                            -----------  -----------  -----------  -----------
Operating costs and expenses
   Theater costs...........................................       7,842        8,644       23,791       26,783
   Theater concession costs................................         542          529        1,543        1,596
   Depreciation and amortization...........................       1,235          638        2,260        2,163
   General and administrative..............................       3,090        3,603        7,143        9,499
   Write-down of assets held for sale......................          --        1,508           --        3,233
                                                            -----------  -----------  -----------  -----------
                                                                 12,709       14,922       34,737       43,274
                                                            -----------  -----------  -----------  -----------
Operating loss.............................................      (1,396)      (4,074)      (4,081)     (10,244)
Non-operating expense (income)
   Gain on sale of assets..................................          (5)      (1,221)         (80)      (4,776)
   Equity loss of unconsolidated affiliates (Note 2).......         490        1,415          817        2,505
   Interest and dividend income............................         (93)         (58)        (465)        (367)
   Interest expense........................................         266          219          897          718
   Other (income) expense..................................           8         (541)          21       (1,116)
                                                            -----------  -----------  -----------  -----------
Loss before income tax and minority interest...............      (2,062)      (3,888)      (5,271)      (7,208)
Income tax.................................................         167          (22)         596          449
                                                            -----------  -----------  -----------  -----------
Loss before minority interest..............................      (2,229)      (3,866)      (5,867)      (7,657)
Minority interest..........................................        (619)      (1,021)      (1,621)      (1,888)
                                                            -----------  -----------  -----------  -----------
Net loss...................................................      (1,610)      (2,845)      (4,246)      (5,769)
Less: Preferred stock dividends............................         114          113          341          341
                                                            -----------  -----------  -----------  -----------
Net loss applicable to common stockholders................. $    (1,724) $    (2,958)      (4,587) $    (6,110)
                                                            ===========  ===========  ===========  ===========
Basic loss per share (Note 1).............................. $     (0.17) $     (0.28) $     (0.44) $     (0.58)
Weighted average shares outstanding........................  10,461,216   10,495,216   10,461,216   10,507,799

Diluted loss per share (Note 1)............................ $     (0.17) $     (0.28) $     (0.44) $     (0.58)
Diluted weighted average shares outstanding................  10,461,216   10,495,216   10,461,216   10,507,799

         See accompanying notes to consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (dollars in thousands)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                         ------------------
                                                                                           2001      2000
                                                                                         --------  --------
Operating Activities
Net loss................................................................................ $ (4,246) $ (5,769)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization........................................................    2,260     2,163
   Equity in loss of unconsolidated affiliates..........................................      817     2,505
   Write down of assets held for sale...................................................       --     3,233
   Gain on sale of assets, net..........................................................      (80)   (4,746)
   Other, net...........................................................................     (133)      162
   Minority interest....................................................................   (1,621)   (1,888)
   Changes in operating assets and liabilities:
       Decrease (increase) in current assets............................................      495    (1,995)
       (Decrease) increase in payables..................................................   (1,265)      690
       (Decrease) increase in accrued film rental.......................................     (428)      236
       Increase (decrease) in other liabilities.........................................      586    (1,238)
                                                                                         --------  --------
Net cash used in operating activities...................................................   (3,615)   (6,647)
                                                                                         --------  --------
Investing Activities
   Proceeds from sale of assets.........................................................    2,678     5,658
   Purchase of property held for development............................................   (4,805)     (158)
   Purchase of property and equipment, net..............................................   (4,123)  (17,378)
   Purchase of Citadel Class B common stock.............................................       --       (31)
   Decrease in cash due to AFC exchange.................................................       --      (636)
   Investment in joint venture..........................................................      (37)       --
   Distribution from joint ventures.....................................................      704       948
   Proceeds from notes receivable.......................................................      283        --
   Increase (decrease) in restricted cash...............................................      753      (679)
                                                                                         --------  --------
   Net cash used in investing activities................................................   (4,547)  (12,276)
                                                                                         --------  --------
Financing Activities
   Treasury stock repurchases...........................................................       --      (394)
   Distributions to minority partner....................................................       --       (43)
   Payment of Reading preferred dividends...............................................     (341)     (228)
   Capital contribution from minority interest..........................................       --        28
   Purchase of/payment on borrowings....................................................   (8,618)   (5,245)
   Issuance of note payable.............................................................   (1,706)     (486)
   Proceeds from borrowings.............................................................    6,810    14,603
                                                                                         --------  --------
   Net cash (used in) provided by financing activities..................................   (3,855)    8,235
                                                                                         --------  --------
   Effect of foreign exchange rate changes on cash......................................     (997)     (825)
                                                                                         --------  --------
Decrease in cash and cash equivalents...................................................  (13,014)  (11,513)
Cash and cash equivalents at beginning of the period....................................   16,475    15,077
                                                                                         --------  --------
Cash and cash equivalents at end of period.............................................. $  3,461  $  3,564
                                                                                         ========  ========
Non-Cash Transaction & Supplemental Disclosure
Exchange of 50% Angelika interest for equity investment in National Auto Credit, Inc. in
  April 2000
   Interest paid........................................................................ $    925  $    478
   Income taxes paid.................................................................... $     48  $    125

         See accompanying notes to consolidated financial statements.

                      CRAIG CORPORATION AND SUBSIDIARIES

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              September 30, 2001

Note 1--Summary of Significant Accounting Policies

  Basis of Presentation

   The consolidated financial statements include the accounts of Craig Corporation ("Craig Corp." and collectively with its corporate predecessors and wholly owned subsidiaries, "Craig" or the "Company" and collectively with its majority owned subsidiaries, the "Consolidated Company"). Such majority owned subsidiaries include the accounts of Reading Entertainment, Inc. ("REI" and together with its corporate predecessors and its consolidated subsidiaries, "Reading").

   The Company's principal holdings at September 30, 2001 consisted of (1) common and preferred stock representing approximately 78% of the voting power of REI, (2) Class A Nonvoting and Class B Voting common shares representing approximately 11.0% and 11.6% of such outstanding common shares of Citadel Holding Corporation ("CHC" and collectively with its corporate predecessors and consolidated subsidiaries "Citadel"), and (3) cash and cash equivalents. The Company also owns 16.4% of the outstanding common stock of Big 4 Ranch, Inc. ("BRI"), a company owning a 40% interest in certain agricultural properties located in Kern County, California. However, as of December 31, 2000, the Company had written down its investment in this asset to zero. The Consolidated Company holds a 32.8% voting interest in CHC and a 49% interest in BRI.

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

  Foreign Currency Exchange

   The carrying value of Reading Australia's and Reading New Zealand's assets will fluctuate due to changes in the exchange rate between the U.S. dollar and Australian dollar ($0.4946 and $0.5560, were the respective exchange rates of U.S. dollars per Australian dollar at September 30, 2001 and December 31, 2000) and the U.S. dollar and New Zealand dollar ($0.4067 and $0.4423, were the respective exchange rates of U.S. dollars per New Zealand dollar at September 30, 2001 and December 31, 2000).

  Loss Per Share:

   Basic loss per share is calculated by dividing net loss applicable to common shareholders by the weighted average shares outstanding during the periods presented. The weighted average number of shares used in the computation of basic loss per share was 10,461,216 for both the three and nine months ended September 30,

                      CRAIG CORPORATION AND SUBSIDIARIES

                              September 30, 2001

2001. The weighted average numbers of shares used in the computation of basic loss per share were 10,494,327 and 10,510,654, respectively, for the three and nine months ended September 30, 2000.

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

   Diluted loss per share is calculated by dividing net loss applicable to common shareholders by the weighted average common shares outstanding for the period presented plus the dilutive effect of stock options. At September 30, 2001, these stock options were not considered dilutive as the exercise price of these options was greater than the market price. In addition, the Consolidated Company reported a net loss for the three and nine months ended September 30, 2001 and 2000 and therefore, the stock options would have been anti-dilutive. Basic and diluted net loss per share were calculated based on net loss applicable to common stock shareholders, which includes a reduction for dividends accrued and declared on the Series A Redeemable Preferred Stock of REI for $113,750 per quarter ($455,000 per year) and for dividends that have accumulated but have not been declared on the Series B Voting Cumulative Convertible Preferred Stock for $893,750 per quarter ($3,575,000 per year).

  Recent Accounting Pronouncements

   On June 29,2001, the Financial Accounting Standards Board ("FASB") approved for issuance Statement of Accounting Financial Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Among other provisions, all future business combinations will be accounted for using the purchase method of accounting and the use of the pooling-of-interest method is prohibited. In addition, goodwill will no longer be amortized but will be subject to impairment tests at least annually. We expect to adopt SFAS No. 141 and SFAS No. 142 effective January 1, 2002, although certain provisions will be applied to any acquisitions we may close subsequent to June 30, 2001. The Company is currently assessing, but in view of the pending consolidation transaction (Note 10), has not yet determined the impact of SFAS 141 and 142 on its financial position and results of operations.

   On October 3, 2001, the FASB issued Statement of Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and applies to all long-lived assets, including discontinued operations. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires that such long-lived assets be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002. The Company has not yet determined the impact, if any, the adoption of SFAS No. 144 will have on its results of operations and financial condition.

   The financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim information and the rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that

                      CRAIG CORPORATION AND SUBSIDIARIES

                              September 30, 2001

may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Consolidated Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts in previously issued financial statements have been reclassified to conform to the current period presentation.

Note 2--Investment in Unconsolidated Affiliates

   The tables below set forth the carrying values of the Consolidated Company's equity investments in unconsolidated affiliates, and the Company's share of their earnings or losses, for the periods presented (dollars in thousands).

                                                    September 30, December 31,
                                                        2001          2000
                                                    ------------- ------------
  Citadel..........................................    $12,063      $13,193
  AFC..............................................      3,168        3,358
  NZ JV............................................        810        1,099
                                                       -------      -------
                                                       $16,041      $17,650
                                                       =======      =======

                                            Three Months
                                                Ended      Nine Months Ended
                                            September 30,    September 30,
                                           --------------  ----------------
                                           2001    2000     2001     2000
                                           -----  -------  -------  -------
   Citadel................................ $(611) $(1,131) $(1,130) $(1,449)
   NAC....................................    --     (214)      --     (883)
   AFC....................................    55       37      177      127
   NZ JV..................................    66       24      136      105
   WPG (Note 5)...........................    --     (131)      --     (405)
                                           -----  -------  -------  -------
                                           $(490) $(1,415) $  (817) $(2,505)
                                           =====  =======  =======  =======

                      CRAIG CORPORATION AND SUBSIDIARIES

                              September 30, 2001


  Citadel Holding Corporation ("Citadel")

   At September 30, 2001, the Consolidated Company owned 2,567,623 shares of Citadel Class A Nonvoting and 653,254 shares of Citadel Class B Voting common stock, approximately 32.4% of Citadel's outstanding common stock. The closing prices of Citadel's Class A Nonvoting and Class B Voting common stock at September 30, 2001 were $1.81 and $1.85 per share, respectively. Summarized financial information of Citadel as of September 30, 2001 and December 31, 2000 and for the nine months ended September 30, 2001 and 2000 follows (dollars in thousands):

                                                  September 30, December 31,
                                                      2001          2000
                                                  ------------- ------------
Condensed Balance Sheets
   Cash and cash equivalents.....................    $ 4,502      $16,010
   Receivables...................................      2,602        1,430
   Marketable securities.........................        455          493
   Investment in unconsolidated affiliates.......     10,141       10,237
   Rental property and fixed assets, net.........     29,408       19,820
   Other assets, net.............................     14,710       15,932
                                                     -------      -------
       Total assets..............................    $61,818      $63,922
                                                     -------      -------
   Accounts payable and accrued liabilities......      6,169        8,033
   Other liabilities.............................     19,119       16,707
   Minority interests............................         68           54
   Shareholders' equity..........................     38,460       41,126
   Note receivable from stockholder..............     (1,998)      (1,998)
                                                     -------      -------
       Total liabilities and equity..............    $61,818      $63,922
                                                     =======      =======

                                               Three Months       Nine Months
                                                   Ended             Ended
                                               September 30,     September 30,
                                             ----------------  ----------------
                                              2001     2000     2001     2000
                                             -------  -------  -------  -------
Condensed Statement of Operations
   Revenue.................................. $ 6,251  $ 1,955  $17,003  $ 3,162
   Operating costs and expenses.............   7,581    2,367   19,550    3,309
                                             -------  -------  -------  -------
   Operating (loss) income..................  (1,330)    (412)  (2,547)    (147)
   Non-operating expense (income)...........    (500)  (2,258)    (379)   2,899
                                             -------  -------  -------  -------
   Loss before tax and minority interest....  (1,830)  (2,670)  (2,926)  (3,046)
   Income tax expense (benefit).............      14      (76)     209       --
   Minority interest........................       4       --       14        3
                                             -------  -------  -------  -------
       Net loss............................. $(1,848) $(2,594) $(3,149) $(3,049)
                                             -------  -------  -------  -------
       Basic and diluted loss per share..... $ (0.19) $ (0.38) $ (0.32) $ (0.45)
                                             -------  -------  -------  -------

                      CRAIG CORPORATION AND SUBSIDIARIES

                              September 30, 2001


Note 3--Property and Equipment

   The table below sets forth the Company's investment in property and equipment as of the dates indicated (dollars in thousands):


                                          September 30, December 31,
                                              2001          2000
           Land..........................   $ 10,283      $  2,598
           Buildings.....................     13,363        14,800
           Leasehold improvements........     15,683        27,244
           Equipment.....................     22,474        25,930
           Construction-in-progress......     16,716        16,193
                                            --------      --------
                                              78,519        86,765
           Accumulated depreciation......     (8,551)       (8,059)
           Provision for asset impairment    (14,529)      (26,308)
                                            --------      --------
                                            $ 55,439      $ 52,398
                                            --------      --------

   The increase in the amount of land is due to $6,540,000 of land in Auburn, Australia, which has been reclassified from property held for development upon completion of the Auburn construction project.

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

Note 4--Income Tax

   Craig and Reading file separate consolidated federal and state tax returns. Accordingly, one company's tax benefits from net operating loss and capital loss carryforwards cannot be used to offset the other company's tax liabilities. Income tax expense of $167,000 and $596,000, respectively, for the three and nine months ended September 30, 2001 include $198,000 and $632,000, respectively, in foreign withholding tax expense which will be paid when certain intercompany loans are repaid. Income tax expense of $(22,000) and $449,000, respectively, for the three and nine months ended September 30, 2000 include $195,000 and $615,000, respectively, in foreign withholding tax expense which will be paid when certain intercompany loans are repaid.

Note 5--Property Held for Sale

Whitehorse Property Group ("WPG")

   WPG, in which Reading has a 50% interest, is the owner of a shopping center in Melbourne, Australia. Reading believes that it would be in the best interest of WPG and its owners to sell that shopping center but Burstone, the owner of the remaining 50% interest in WPG, has refused to approve such a transaction. On September 28, 2000, WPG was unable to repay the WPG Loan (used to finance the purchase of the shopping center) when the same became due. In light of the position taken by Burstone, the Consolidated Company has (1) commenced an action to recover the Burstone Loan (made by the Consolidated Company to the principals of Burstone and guaranteed by Burstone), and (2) purchased, for US$5,799,000, in March 2001 the WPG Loan. The Consolidated Company has entered into an agreement in principle with a third party to foreclose upon the WPG loan and to sell the Whitehorse Center to that third party. While definitive documentation between the parties is

                      CRAIG CORPORATION AND SUBSIDIARIES

                              September 30, 2001

substantially complete, no assurance can be given that such documentation will be entered into or that the transactions contemplated will be closed.

   For the nine months ended September 30, 2001, Reading and Burstone funded WPG's negative cash flow on a 50/50 basis and Reading reserved for these advances at 100% in the period the money was advanced. No assurances can be given that Burstone will continue such funding. For the nine months ended September 30, 2001, Reading had advanced approximately $35,000 (AUS$71,475) to WPG.

Note 6--Commitments and Contingencies

Domestic

  Dividends in Arrears

   The Company's affiliate, Citadel, as the holder of the $7,000,000 of Series A Preferred Stock, has the right to require redemption of such stock during a ninety-day period commencing October 15, 2001. As part of the proposed consolidation transaction, both companies have agreed to postpone the exercise of such redemption right, pending resolution of the consolidation. In addition, at September 30, 2001, Reading is two quarters in arrears with respect to dividends owed on REI Series A Preferred Stock dividend amounting to $227,500 payable to Citadel and is also eleven quarters in arrears with respect to dividends owed on the Series B Preferred Stock amounting to $9,831,250 payable to Craig.

  Angelika Dallas Guarantee

   In 1999, the Consolidated Company entered into a lease of a to-be-constructed theatre in Dallas, known as the Angelika Film Center and Cafe Dallas ("Angelika-Dallas"). On September 22, 2000, the Consolidated Company assigned that lease to Citadel and has agreed to reimburse Citadel that portion of its investment in the cinemas needed to produce a 20% return on the investment during the second operating year of that cinema provided that, subject to certain exceptions, Citadel's investment in the theater does not exceed $2,300,000. At September 30, 2001, Citadel's investment in the theater was approximately $1,300,000 and is not expected to exceed the budgeted $2,300,000.

  Environmental

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

  Tax Audit

   The Internal Revenue Service (the "IRS") has completed its audits of the Craig tax return for its tax year ended June 30, 1997, and of the Reading tax return for its tax year ended December 31, 1996. With respect to both Craig and Reading, the principal focus of these audits had been the treatment of the contribution by Reading

                      CRAIG CORPORATION AND SUBSIDIARIES

                              September 30, 2001

Entertainment, Inc. to Reading Australia and subsequent repurchase by Stater Bros. Inc. from Reading Australia of certain preferred stock in Stater Bros. Inc. (the "Stater Stock") received by Reading Entertainment, Inc. that closed in October 1996.

   By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of Craig and Reading for the years in question (the "Examination Reports"). The Examination Report for each of Craig and Reading proposes that the gain on the disposition by Reading Entertainment, Inc. of the Stater Stock, reported as taxable on the Reading return, should be reallocated to Craig. This proposed change would result in an additional tax liability for Craig of approximately $21,000,000 plus interest. As reported on Reading's return, the gain on the disposition of the Stater Stock was fully offset for regular income tax purposes by net operating losses, but gave rise to an alternative minimum tax liability of approximately $2,000,000. Under the Examination Report issued to Reading, a consequence of the reallocation to Craig of the gain on the disposition of the Stater Stock is the elimination of Reading's alternative minimum tax liability, which would result in a refund to Reading of approximately $2,000,000 plus interest.

   The Examination Reports do not constitute a final determination of Craig's or Reading's tax liability. Craig and Reading have thirty days from the date of the Examination Reports to agree with the proposed changes in such reports or to seek review of these proposed changes with the IRS Office of the Regional Director of Appeals. The Company believes, based upon advice of experienced and respected tax counsel, that its tax position with respect to the transfer of the Stater Stock by Craig to Reading Entertainment, Inc. and by Reading Entertainment, Inc. to Reading Australia and by Reading Australia to Stater Bros. Inc. was correct.

   The Company intends to appeal and to vigorously contest the IRS' proposed changes in its Examination Report. However, no assurances can be given that it will quickly or ultimately prevail in its positions. The company has been advised by Reading that it does not intend to challenge the finding in the Examination Report that it is entitled to a refund. However, in the event that Craig prevails in its appeal, the IRS would be free (absent a settlement with Reading) to revisit its position with respect to the refund to Reading and with respect to the availability of the Reading losses to offset any gain in the disposition of the Stater Stock by Reading.

   The potential that the IRS might take the position currently stated in its Examination Report was taken into consideration by the management of Craig, Citadel and Reading, and by the respective special committees and boards of directors of Craig, Citadel and Reading, in adopting the exchange ratios contemplated by the Merger Agreement, and is not anticipated to interfere with the consummation of the consolidation provided for by the Merger Agreement (as defined in Note 10).

Australia

   Reading Australia has entered into a contract to build an entertainment center in Frankston. However, in light of its determination to develop a cinema as a part of the existing regional shopping center at Frankston, Reading Australia has determined not to proceed with this development. The extent of Reading Australia's exposure to the other contracting party if it fails to construct that entertainment center is uncertain. However, Reading Australia believes that its exposure for damage is not material. While the Consolidated Company continues to own developable property at a number of locations in Australia, there are no other development commitments in Australia at this time.

                      CRAIG CORPORATION AND SUBSIDIARIES

                              September 30, 2001


   In March 2000, Reading Australia entered into the Australian Line of Credit ("Australian LOC") with a major bank which provided for borrowings of up to AUS$25,000,000 for the construction of an entertainment center and cinema in Sydney. In December 2000, the lender increased the Australian LOC to AUS$30,000,000 and extended the credit facility to December 31, 2001. The Australian LOC is secured by a pledge of substantially all of Reading Australia's assets and those of its 100% owned subsidiaries and requires Reading Australia to maintain various financial covenants, restricts dividends and limits additional borrowings. Reading Australia is currently negotiating with the bank to increase the Australian LOC to AUS$42,000,000 and to extend the loan to March 31, 2003 (Note 11).

New Zealand

   In December 2000, Reading New Zealand entered into a loan agreement with a major New Zealand bank for borrowings of NZ$30,400,000 for the purpose of the construction of its Wellington entertainment center development and for the refinancing of the loan used to acquire the Wellington site. The loan is secured by a mortgage over the Wellington properties and pledge of the assets of Reading New Zealand and its subsidiaries associated with the Wellington project. The loan is due and payable in March 2005. On July 18 2001, Reading New Zealand entered into an agreement pertaining to the borrowing of an additional NZ$4,135,000 to be used to fit-out the cinema being constructed as a part of the Wellington entertainment center.

Note 7--Other Comprehensive Income (Loss)

   The following sets forth the Consolidated Company's comprehensive income or loss for the periods shown (dollars in thousands):

                                           Three Months        Nine Months
                                               Ended              Ended
                                           September 30,      September 30,
                                         ----------------  ------------------
                                          2001     2000      2001      2000
                                         -------  -------  --------  --------
 Net loss............................... $(1,610) $(2,845) $ (4,246) $ (5,769)
 Other comprehensive loss from foreign
   currency translation.................  (1,523)  (6,587)   (6,927)  (13,716)
 Other comprehensive loss from equity
   investment in Citadel................     127      (77)      156      (221)
                                         -------  -------  --------  --------
 Comprehensive loss..................... $(3,006) $(9,509) $(11,017) $(19,706)
                                         -------  -------  --------  --------

   As a result of the Consolidated Company's equity investment in Citadel, the Consolidated Company recorded 32.4% and 48.3% of other comprehensive loss recorded by Citadel for the three and nine months ended September 30, 2001 and 2000, respectively. Citadel's other comprehensive loss is comprised of unrealized loss on available-for-sale securities.

Note 8--Purchase and Sale of Assets

Australia

   On May 17, 2001, Reading Australia purchased the real property and operating rights to the Maitland Cinema complex located in New South Wales, Australia, for approximately US$1,700,000.

                      CRAIG CORPORATION AND SUBSIDIARIES

                              September 30, 2001


Domestic

   On March 8, 2001, the Consolidated Company sold to Citadel the Consolidated Company's leasehold interests in four domestic cinemas for a note receivable from Citadel in the amount of $1,706,000, its approximate book basis (net of its asset impairment reserve relating to these cinemas totaling approximately $11,779,000). In addition, Citadel has assumed the liabilities of these cinemas and the Consolidated Company, in exchange, has agreed to reimburse Citadel approximately $1,115,000 representing the difference between the liabilities assumed and the amount of inventory, prepaid expenses and other current assets on the balance sheet as of the closing date. At September 30, 2001, this amount is included in the Condensed Consolidated Balance Sheet as current liability.

New Zealand:

   On May 1, 2001, Reading New Zealand sold a fifteen-acre site in a suburb of Auckland ("Takanini") for approximately $2,397,000 (NZ$5,669,000), net of disposal costs.

Note 9--Segment Information

   The following sets forth certain information concerning the Consolidated Company's two segments, real estate development and cinema operations, for the three and nine months ended September 30, 2001 and 2000 (dollars in thousands):

                                    Real Estate   Cinema   Corporate and
                                    Development Operations Eliminations  Consolidated
                                    ----------- ---------- ------------- ------------

Three Months:
   2001
       Revenues....................   $   162    $11,075      $    76      $ 11,313
       Operating loss..............    (1,806)       861         (451)       (1,396)
   2000
       Revenues....................   $   129    $10,691      $    28      $ 10,848
       Operating (loss) income.....      (112)    (2,397)      (1,565)       (4,074)

Six months:
   2001
       Revenues....................   $   445    $29,991      $   220      $ 30,656
       Operating (loss) income.....    (3,106)       964       (1,939)       (4,081)
   2000
       Revenues....................   $   406    $32,483      $   141      $ 33,030
       Operating (loss) income.....      (181)    (5,558)      (4,505)      (10,244)

Note 10--Proposed Consolidation of the Companies

   On August 16, 2001, the Boards of Directors of each of REI, Craig Corp and CHC approved an Agreement and Plan of Merger (the "Merger Agreement") providing for the consolidation of Reading, Craig and Citadel into a single public company. Under the terms of the Merger Agreement, upon the closing of the merger, each holder of Reading common stock will receive 1.25 shares of CHC Class A Nonvoting common stock for each share of REI common stock and each holder of Craig Corp common stock and Craig Corp common preference will receive
1.17 shares of CHC Class A Nonvoting common stock for each share of the Craig Corp common or common preference stock. Holders of CHC Class A Nonvoting common stock and CHC Class B Voting common

                      CRAIG CORPORATION AND SUBSIDIARIES

                              September 30, 2001

stock will hold the same shares immediately after the consolidation as they did immediately prior to the consolidation since CHC will be the survivor in the transaction. Consummation of the consolidation is subject to the satisfaction of certain conditions, including the receipt of the requisite stockholder approvals. However, in the Merger Agreement, the holders of 49% of the outstanding voting power of CHC and of a majority of the outstanding voting power of REI and Craig Corp have agreed to vote in favor of the transaction.

   The operations of Craig and Reading will be included in the Consolidated Company's accounts from the effective merger date. The pro forma information presented below is not necessarily indicative of what the actual financial results would have been, had the consolidation take place on January 1, 2001. Unaudited pro forma operating results for the consolidated company, assuming that the consolidation had occurred on January 1, 2001, are set forth below (dollars in thousands, except for per share amounts).

                                                    For Nine Months
                                                         Ended
                                                     September 30,
                                                         2001
                                                    ---------------
            Revenues...............................     $52,703
            Net loss...............................      (8,556)
            Basic earnings per share...............     $ (0.39)

   Had the consolidation of the three companies taken place as of January 1, 2001, the consolidation would have resulted in the following Consolidated Balance Sheet (dollars in thousands):

                                                             September 30,
                                                                 2001
                                                             -------------
      Cash..................................................   $  9,060
      Receivables...........................................      6,265
      Property, plant and equipment.........................     82,399
      Rental properties, net................................      8,719
      Property held for development, net....................     20,215
      Intangible assets.....................................     21,698
      Other assets..........................................     17,689
                                                               --------
         Total assets.......................................   $166,045
                                                               ========
      Current liabilities...................................     22,125
      Notes payable.........................................     35,665
      Non-current liabilities...............................     16,392
      Minority interest.....................................      5,008
      Stockholders' equity..................................     86,855
                                                               --------
         Total liabilities & equity.........................   $166,045
                                                               ========

   On August 3, 2001, approximately two weeks after the joint announcement by Craig, Reading, and Citadel that they had entered into an agreement in principle with respect to the consolidation, Harbor Finance Partners filed a purposed class action complaint in the Nevada State District Court, Clary County, Nevada, styled Harbor Finance Partners, Plaintiff v. James J. Cotter, Robert F. Smerling, S. Craig Tompkins, Scott A. Braley, Robert M. Loeffler, Kenneth S. McCormick, Craig Corporation, and Reading Entertainment, Inc., Case no. A438155. The Harbor complaint alleges that the Reading directors and Craig, as the controlling stockholders of Reading, have breached their respective duties to the stockholders of Reading in various respects, and seeks various remedies, including preliminary and permanent injunctions against the closing of the consolidation and monetary damages.

                      CRAIG CORPORATION AND SUBSIDIARIES

                              September 30, 2001


   Essentially, the Harbor Finance Partners complaint alleges that the defendants are attempting to deceive the plaintiff and the class and deprive them unfairly of their investment in Reading, and that the defendants have further breached their respective duties by:

  . Entering into an agreement that would result in a less than 10% premium for the exchange of their Reading shares for Citadel nonvoting common stock and at an exchange ration that is alleged to be "grossly unfair, inadequate, and substantially below the fair or inherent value of Reading" and that allegedly fails to take into account plaintiff's assertion that "the intrinsic value of the equity of Reading is materially greater than the consideration being considered, taking into account Reading's asset value, liquidation value, its expected growth and the strength of its business:"

  . Failing to negotiate any collar on the stock price movements of Citadel to guarantee that Reading shareholders would receive a premium for their shares;

  . Failing to disclose, "inter alia, the full extent of the future earnings potential of Reading and the expected increase in profitability;" and

  . Entering into a merger transaction which is allegedly an "unlawful plan and scheme to obtain the entire ownership of Reading at the lowest possible price' and which allegedly "deny class members their right to share proportionately in the true value of Reading's valuable assets, profitable business, future growth in profits and earnings, while usurping the same for the benefit of the defendants at an unfair and inadequate price."

   Although filed on August 3, 2001, the Harbor Finance Partners' complaint was not served until after the directors of the three companies had approved the execution and delivery of the consolidation agreement. Neither the directors nor management were aware of the existence of the complaint until it was served on August 28/th/.

   On September 5, 2001, Harbor Finance Partners was invited to meet with Reading to discuss their concerns with respect to the consolidation. In preparation for that meeting, Reading entered into a Confidentiality Agreement with Harbor Finance Partners dated September 13, 2001, and on September 17, 2001 forwarded to Harbor Finance Partners the presentations made by Marshall & Stevens to the conflicts committees on May 3, 2001, June 21, 2001 and July 17 and 18, 2001.

   On September 25, 2001, Reading met with legal counsel and a financial advisor to Harbor Finance Partners. During the meeting, Harbor Finance Partners' legal counsel and advisor raised the following concerns on behalf of Harbor Finance Partners:

  . The presence of a "buy-out premium" of less that 10% in light of precedents cited by the financial advisor to Harbor Finance Partners as to the payment of higher premiums in other "buy-out situations;"

  . The use by Marshall & Stevens of six-months trading histories as one element in their determination of the fair exchange ratio recommended to the Reading conflicts committee and the Reading board of directors;

  . The use by Marshall & Stevens of what Harbor Finance Partners took to be "book value" numbers in connection with their "market valuation" of Reading and the lack of assignment of any specific value to the Reading net operating loss carryovers in that "market valuation;" and

  . The scope and extent of the disclosure in the joint proxy statement/prospectus. Specifically, Mr. Houston and Ms. Preston expressed the view that the disclosure was unclear as to the extent to which appraisals were relied upon in valuing Reading, and that they would appreciate greater disclosure regarding the basis for the determination to use a single financial advisor to assist with the setting of the conversion ratios.

                      CRAIG CORPORATION AND SUBSIDIARIES

                              September 30, 2001


   Harbor Finance Partners' legal counsel and financial advisor also stated that in their view, the Reading conversion ratio should have been 1.7 to 1 based on an average of their adjustments for each of the above referenced items.

   During the course of this meeting, Reading expressed its management's view that plaintiff's allegations in the complaint were without merit, and that Reading intends to vigorously defend against plaintiff's lawsuit. Following the meeting, the issues raised by Harbor Finance Partners' legal counsel and financial advisor were brought to the attention of the Reading conflicts committee and the Reading board of directors. After considering the issues raised by Harbor Finance Partners, the Reading conflicts committee and the board of directors have determined to continue moving forward with the consolidation. On November 7, 2001, this determination was communicated to Harbor Finance Partners.

   Although no assurances can be given, the management expects that the transaction will close promptly following the special meeting of stockholders currently scheduled for December 26, 2001. Upon the effectiveness of the merger, the Company's common stock will then be delisted from the New York Stock Exchange.

Note 11--Subsequent Event

   On November 8, 2001, the Consolidated Company received an extension on its Australian LOC to March 31, 2003, reduction of the interest margin from 1.6% to 1.2%, and an increase in the line-of-credit to AUS$42,000,000 (subject to the participating bank's approval on this syndicated loan facility).

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

   Craig Corporation (Craig Corp and collectively with its wholly owned subsidiaries and corporate predecessors, "Craig" or the "Company") is in the business of identifying, acquiring, owning and strategically managing controlling interests in other operating companies. At September 30, 2001, the Company held (1) common stock of Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries and corporate predecessors, "Reading") and REI Series B Preferred Stock representing approximately 78% of the voting power of that company; (2) 876,885 and 230,521 shares of Class A Non-voting Common Stock and Class B Voting Common Stock representing approximately 11.0% and 11.6% of such classes of common stock of Citadel Holding Corporation ("CHC" and collectively with its wholly-owned subsidiaries and corporate predecessors, "Citadel"), respectively; and (3) 1,107,406 shares representing approximately 16.4% of the common stock of Big 4 Ranch, Inc. ("BRI"). As used herein, the term the "Consolidated Company" is used to describe, for accounting purposes, the Company reporting, on a consolidated basis, its ownership interest in Reading. The Consolidated Company currently owns approximately 33% of the common stock of CHC and approximately 50% of the common stock of BRI.

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

                   Australia/
                      New     Puerto
                    Zealand    Rico  Domestic Total
                   ---------- ------ -------- -----
September 30, 1999     35       44      46     125

September 30, 2000     84       56      28     168

September 30, 2001    106       52      --     158

   In the preceding table, (1) the increase in the number of cinema screens in Australia and New Zealand is comprised of newly-constructed or acquired multiplexes cinemas; (2) the increase in the number of cinema screens in Puerto Rico from 1999 is represented by a newly-constructed, 12-screen multiplex that opened in December 1999 offset by the closure of a 4-screen cinema, in January 2001 and (3) the decrease in the number of domestic screens from 1999 to 2000 was a result of the deconsolidation of AFC in April 2000 following the sale of a 50% interest to National Auto Credit, Inc. ("NAC") and closure of an 8-screen cinema in June 2000. The decrease in the number of domestic screens from 2000 to 2001 was due to the sale of four cinemas with 28-screens to Citadel in March 2001.

Results of Operations

   The following tables and narrative set forth and discuss the results of operations for the three months and nine months ended September 30, 2001 ("2001 Quarter" and "2001 Nine Months", respectively) as compared to the three and nine months ended September 30, 2000 ("2000 Quarter" and "2000 Nine Months", respectively). In the tables below, (1) revenues consist of admissions, concessions, advertising and real estate rental income; (2) operating costs consist of costs directly attributable to the theater or real estate operations including concession costs, (3) operating expenses consist of depreciation, amortization and general and administrative expenses; and (4) non-operating expenses include all other expenses and revenues including the asset impairment charge. The revenues and expenses generated by the Consolidated Company's Australian and New Zealand operations have been translated at the average exchange rates for each period presented and all intercompany transactions have been eliminated (dollars in thousands).

Three Months Ended September 30:
                                              AUS/NZ   Puerto Rico  Domestic
                                             Theaters   Theaters    Theaters Corporate  Total
                                             --------  -----------  -------- --------- -------
2001 Quarter
Revenues....................................  $ 6,377      $ 4,861   $   --   $    75  $11,313
Operating costs.............................    4,165        4,219       --        --    8,384
Operating expenses..........................    3,133          222       --       970    4,325
Non-operating expenses......................      146           (1)      --       521      666
                                              -------      -------   ------   -------  -------
(Loss) earnings before minority interest and
  income tax................................  $(1,067)     $   421       --   $(1,416) $(2,062)
                                              -------      -------   ------   -------  -------

2000 Quarter
Revenues....................................  $ 3,702      $ 4,520   $2,199       427  $10,848
Operating costs.............................    3,125        3,933    2,115        --    9,173
Operating expenses..........................    1,904          375      226     1,736    4,241
Non-operating expenses......................    2,175         (917)       2        62    1,322
                                              -------      -------   ------   -------  -------
(Loss) earnings before minority interest and
  income tax................................  $(3,502)     $ 1,129   $ (144)  $(1,371) $(3,888)
                                              -------      -------   ------   -------  -------

Nine Months Ended September 30:
                                              AUS/NZ   Puerto Rico  Domestic
                                             Theaters   Theaters    Theaters Corporate  Total
                                             --------  -----------  -------- --------- -------
2001 Nine Months
Revenues....................................  $17,700      $11,086   $1,651   $   219  $30,656
Operating costs.............................   12,884       10,723    1,527       200   25,334
Operating expenses..........................    5,640          748       50     2,965    9,403
Non-operating expenses......................      541            2       (6)      653    1,190
                                              -------      -------   ------   -------  -------
(Loss) earnings before minority interest and
  income tax................................  $(1,365)     $  (387)  $   80   $(3,599) $(5,271)
                                              -------      -------   ------   -------  -------

2000 Nine Months
Revenues....................................  $13,145      $11,640   $7,698   $   547  $33,030
Operating costs.............................   10,581       10,650    7,148        --   28,379
Operating expenses..........................    4,892          817      890     5,063   11,662
Non-operating expenses......................    3,671         (781)      15    (2,708)     197
                                              -------      -------   ------   -------  -------
(Loss) earnings before minority interest and
  income tax................................  $(5,999)     $   954   $ (355)  $(1,808) $(7,208)
                                              -------      -------   ------   -------  -------

  Revenues

   The fluctuations noted in theater revenues generally resulted from a corresponding increase or decrease in the number of screens in operation during the 2001 Quarter and 2001 Nine months as compared with the 2000 Quarter and 2000 Nine Months. The revenues fluctuated due to the following:

  . $2,675,000 and $4,555,000 increase in Australian/New Zealand theater revenues for the 2001 Quarter and the 2001 Nine Months, respectively, is mostly attributed to the 21 new screens that have opened or been acquired since September 30, 2000.

  . $341,000 increase in Puerto Rico's theater revenues for the 2001 Quarter as compared to the 2000 Quarter is due to well-received summer movies such as the Kiss of the Dragon, Rush Hour 2, and Jurassic Park III. Conversely, a $(554,000) decrease in Puerto Rico's theater revenues for the 2001 Nine Months as compared to the 2000 Nine Months is due to (1) the closure of a 4-screen cinema in January 2001 and (2) increased competition, especially in the Plaza Las Americas in San Juan.

  . Reading sold its four domestic cinemas to Citadel in March 2001. As a result of the sale, the Consolidated Company had no domestic cinema operation in the 2001 Quarter. A $6,047,000 decrease in domestic theater revenues for the 2001 Nine Months is due to (1) the decrease from the deconsolidation of AFC following the sale of 50% membership interest to NAC on April 5, 2000, (2) the decrease in domestic theater revenues due to the closure of a 8-screen cinema in June 2000, and (3) the sale to Citadel as mentioned before.

  Operating costs

   Operating costs include costs associated with the day-to-day management of the theater operations. Significant components of the operating costs such as film rent payable, concession costs, and employee costs fluctuate in line with the revenues and accordingly, the increase/decrease in the 2001 Quarter and 2001 Nine Months was due to the following:

  . Australia/New Zealand operating costs increased approximately $1,040,000 and $2,303,000 in the 2001 Quarter and 2001 Nine Months, respectively. This increase is due to 22 additional screens that opened or were acquired since September 30, 2000.

  . Puerto Rico's operating costs increased $286,000 in the 2001 Quarter compared to the same period in 2000. The increase is in line with the increase in theater revenue. Overall, Puerto Rico's operating costs for the 2001 Nine Months compared to the same period in 2000 remained comparable even though theater revenue for the 2001 Nine months period decreased. The decrease in theater rent as a result of the closure of a 4-screen cinema in January 2001 and other direct theater expenses was offset by a slight increase in film rent expense, advertising and insurance expenses.

  . As discussed above, the Consolidated Company had no domestic cinema operation in the 2001 Quarter. The decrease of $5,621,000 in domestic operating costs for the 2001 Nine Months is attributable to (1) deconsolidation of AFC, (2) the closure of an 8-screen theater in 2000, and (3) to the sale of the four theaters in March 2001.

  Operating expenses

   Operating expenses include depreciation, amortization and general and administrative expenses. The items below represent the more significant contributors to changes in the operating expenses in the 2001 Quarter and 2001 Nine Months:

  . Australia/New Zealand operating expenses increased $1,229,000 and $748,000 in the 2001 Quarter and the 2001 Nine Months, respectively, primarily due to (1) $590,000 in depreciation expense recorded on its Auburn property in the 2001 Quarter, and (2) the increased depreciation expense stemming from the newly opened/acquired properties. Despite its growing operations, Australia/New Zealand's general and administrative expense (excluding depreciation and amortization expense) for the 2001 periods remained comparable to that of 2000 periods.

  . Corporate operating expenses decreased $766,000 and $2,098,000 in the 2001 Quarter and the 2001 Nine Months, respectively, as a result of the Company's consolidation of its corporate functions with Citadel and Reading under a management sharing arrangement, which is discussed in greater detail in the Company's report on Form 10-K for the year ended December 31, 2000.

  Non-operating expenses

   The Company's non-operating expenses are comprised of interest and dividend income, equity in earnings/loss of unconsolidated entities, interest expense, and miscellaneous other income or expense. Corporate interest, dividend income and other income are presented net of intercompany transactions with the Puerto Rico and Australia/New Zealand subsidiaries. Non-operating expenses, in total, decreased $656,000 in the 2001 Quarter but increased $993,000 in the 2001 Nine Months as compared to prior periods due to numerous non-recurring transactions in the 2000 period as follows:

  . The 2000 Quarter non-operating expense of $1,322,000 was mainly comprised of (1) $(1,508,000) in asset impairment taken on its Australian and New Zealand properties, (2) $(1,415,000) in equity losses of unconsolidated subsidiaries, partially offset by (3) $1,221,000 of deferred gain on National Auto Credit, Inc. ("NAC"), and (4) $500,000 in NAC option fees.

  . Likewise, the 2000 Nine Months non-operating income of $602,000 was primarily comprised of numerous non-recurring income/expense such as (1) the $(3,233,000) of asset impairment taken on its Australian and New Zealand properties, (2) $(2,505,000) in equity loss of unconsolidated subsidiaries, (3) $4,776,000 of non-recurring gain realized on the exchange of the AFC interest, (4) $949,000 in insurance settlement income from Puerto Rico and (5) $500,000 in option fee income received from the National Auto Credit.

Business Plan, Capital Resources and Liquidity

   Since December 31, 1998, the Consolidated Company's cash and cash equivalents have decreased from approximately $63,314,000, to approximately $3,461,000 at September 30, 2001. During this period the Consolidated Company has utilized its available liquidity to (1) acquire land in Australia and New Zealand for the purpose of constructing state-of-the-art cinemas, or entertainment centers, thereon; (2) construct state-of-the-art cinemas and entertainment centers in Australia and New Zealand, (3) fit out newly-constructed cinema space in Australia, with respect to which the Consolidated Company is a tenant under long-term leases; (4) acquire the real estate, equipment and operations constituting two existing cinemas in Australia; (5) acquire a 50% interest in a cinema joint venture in New Zealand and (6) construct state-of-the-art cinemas on leased land in the United States (one location) and in Puerto Rico (one location). Each of the cinemas and entertainment centers constructed or acquired since 1998 have been financed predominantly with the Consolidated Company's liquidity, except for the fitout of two leased cinemas and a portion of the construction costs of two entertainment centers in Australia and the construction of the Consolidated Company's Wellington entertainment center project in New Zealand. During this period, in addition to its investments in the land portion of now-operating cinemas, at September 30, 2001, the Consolidated Company had a recorded investment of $20,360,000 (at current exchange rates) in various land parcels, located in Australia and New Zealand, each of which is intended for future development. Each of these investments in undeveloped land has also been financed with the Consolidated Company's liquidity.

   During Fiscal 2000, based on the Consolidated Company's limited resources, the Consolidated Company determined that it would concentrate its available resources on developing and operating its Australian and New Zealand cinema circuits. Concurrently, the Consolidated Company decided that it would exit the domestic cinema market. Through a serious of transactions in April and September 2000 and March 2001, the

Consolidated Company has divested all of its domestic cinema assets except for a passive 33% membership interest in the Angelika Film Center ("AFC") at September 30, 2001. In addition, the Consolidated Company is looking to exit out of Puerto Rico if a suitable buyer can be found for its cinemas. No assurances can be given that any such buyer will be found.

   The Consolidated Company has various commitments which, in the aggregate, exceed its current liquidity. As discussed in greater detail in the Consolidated Company report on Form 10-K for the year ended December 31, 2000, the Consolidated Company received approximately $14,702,000 in cash from its sale of its investment in NAC common stock to NAC in November and December 2000. A significant portion of the cash proceeds from the sale of the NAC stock have been used to (1) acquire the bank loan on the Whitehorse property as described in Note 5 to the quarterly financial statements, (2) acquire the Maitland cinema property in Australia as described in Note 8 to the quarterly financial statements and (3) fund the Consolidated Companies continuing negative cash flow from operations of approximately $3,895,000 over the first three quarters of 2001. The Consolidated Company currently expects to fully recover the loan amount upon sale of the Whitehorse property. The Consolidated Company is currently endeavoring to finance a portion of the purchase price of the Maitland cinemas complex. No assurances can be given that management will be successful in obtaining the financing for the Maitland property on commercially reasonable or acceptable terms, or that the Consolidated Company will be able to sell the Whitehorse property.

   In addition to the cash infusion from the NAC transaction, the Consolidated Company has obtained a line-of-credit with a major bank which provides for borrowings of up to AUS$30,000,000 ("Australian Line of Credit"). The Australian Line of Credit is secured by a pledge of substantially all of Reading Australia's assets and requires Reading Australia to maintain various financial covenants, restricts dividends and limits additional borrowings. At September 30, 2001, Reading Australia had approximately AUS$2,175,000 (approximately $1,076,000 at September 30, 2001 exchange rate) available under its line of credit. On November 8, 2001, the Consolidated Company received an extension on its Australian Line of Credit to March 31, 2003, reduction of the interest margin from 1.6% to 1.2%, and an increase in the line-of-credit to AUS$42,000,000 (subject to the participating bank's approval on this syndicated loan facility). At September 30, 2001, the Consolidated Company was in compliance with all bank covenants.

   Also, Reading New Zealand entered into a loan agreement with a major New Zealand bank for borrowings up to NZ$30,400,000. On July 18, 2001, the Consolidated Company entered into an agreement with this New Zealand bank to increase the loan facility by the lesser of the NZ$4,135,000 or 75% of the fit-out costs with respect to its cinema currently under construction in Wellington. The loan is secured by a mortgage over the Wellington properties and a pledge of the assets of Reading New Zealand and its subsidiaries associated with the Wellington project.

   While no assurances can be given, the Consolidated Company believes that it will be able to complete its development commitments for the year 2001 with funds from the Australian and New Zealand credit facilities and cash flow generated from operations. These development commitments mostly consist of the Company's build-out of certain tenant improvement at its entertainment center in Australia and the fitout of a cinemas lease in Australia. Frankston build out will continue until mid 2002.

   With respect to its obligations under its Series A and Series B Preferred Stock, the Consolidated Company currently anticipates that its liabilities with respect to these securities will be resolved by the contemplated consolidation of the Company with Citadel and Reading. However, in the event the consolidation was for any reason not to be consummated, it is currently expected that Citadel would exercise its rights to require Reading to repurchase its Series A Preferred Stock for approximately $7,341,250 (calculated inclusive of accumulated dividends through December 31, 2001). Also, accumulated dividends under Reading's Series B Preferred Stock anticipated to aggregate to $10,725,000 by December 31, 2001. The Consolidated Company does not currently have the liquidity to repurchase its Series A Preferred Stock or to pay dividends. If the consolidation is for any reason not consummated, it is anticipated that the Consolidated Company will need to raise capital by selling assets (or interest in assets) or equity. No assurances can be given that equity securities could be sold so that it would not be dilutive to the Consolidated Company's stockholders.

   The Consolidated Company's management expects the Consolidated Company's general and administrative expense to decrease following the pending consummation of the consolidation of the three companies. Taking into account all of the duplicated costs associated with maintaining three separate public companies--having three sets of board of directors, filing three sets of quarterly and annual reports, incurring costs for three annual shareholders' meetings, etc.--the Consolidated Company's management expects to decrease the total general and administrative expense by approximately $1,000,000 annually across the three companies once the consolidation is complete. Although no assurances can be given, the management expects that the transaction will close in the fourth quarter of 2001 and Craig's common stock will then be delisted from the New York Stock Exchange. Information about the third quarter results of Reading and Citadel, and recent events affecting those companies are set out in the reports on Form 10-Q for such period, which reports are being filed simultaneously herewith.

   On August 16, 2001, the Boards of Directors of each of REI, Craig Corp and CHC approved an Agreement and Plan of Merger (the "Merger Agreement") providing for the consolidation of Reading, Craig and Citadel into a single public company. Under the terms of the Merger Agreement, upon the closing of the merger, each holder of Reading common stock will receive 1.25 shares of CHC Class A Nonvoting common stock for each share of REI common stock and each holder of Craig Corp common stock and Craig Corp common preference will receive
1.17 shares of CHC Class A Nonvoting common stock for each share of the Craig Corp common or common preference stock. Holders of CHC Class A Nonvoting common stock and CHC Class B Voting common stock will hold the same shares immediately after the consolidation as they did immediately prior to the consolidation since CHC will be the survivor in the transaction. Consummation of the consolidation is subject to the satisfaction of certain conditions, including the receipt of the requisite stockholder approvals. However, in the Merger Agreement, the holders of 49% of the outstanding voting power of CHC and of a majority of the outstanding voting power of REI and Craig Corp have agreed to vote in favor of the transaction.

   On August 3, 2001, approximately two weeks after the joint announcement by Craig, Reading, and Citadel that they had entered into an agreement in principle with respect to the consolidation, Harbor Finance Partners filed a purposed class action complaint in the Nevada State District Court, Clary County, Nevada, styled Harbor Finance Partners, Plaintiff v. James J. Cotter, Robert F. Smerling, S. Craig Tompkins, Scott A. Braley, Robert M. Loeffler, Kenneth S. McCormick, Craig Corporation, and Reading Entertainment, Inc., Case no. A438155. The Harbor complaint alleges that the Reading directors and Craig, as the controlling stockholders of Reading, have breached their respective duties to the stockholders of Reading in various respects, and seeks various remedies, including preliminary and permanent injunctions against the closing of the consolidation and monetary damages.

   Essentially, the Harbor Finance Partners complaint alleges that the defendants are attempting to deceive the plaintiff and the class and deprive them unfairly of their investment in Reading, and that the defendants have further breached their respective duties by:

  . Entering into an agreement that would result in a less than 10% premium for the exchange of their Reading shares for Citadel nonvoting common stock and at an exchange ration that is alleged to be "grossly unfair, inadequate, and substantially below the fair or inherent value of Reading" and that allegedly fails to take into account plaintiff's assertion that "the intrinsic value of the equity of Reading is materially greater than the consideration being considered, taking into account Reading's asset value, liquidation value, its expected growth and the strength of its business:"

  . Failing to negotiate any collar on the stock price movements of Citadel to guarantee that Reading shareholders would receive a premium for their shares;

  . Failing to disclose, "inter alia, the full extent of the future earnings potential of Reading and the expected increase in profitability;" and

  . Entering into a merger transaction which is allegedly an "unlawful plan and scheme to obtain the entire ownership of Reading at the lowest possible price' and which allegedly "deny class members their right to share proportionately in the true value of Reading's valuable assets, profitable business, future growth in profits and earnings, while usurping the same for the benefit of the defendants at an unfair and inadequate price."

   Although filed on August 3, 2001, the Harbor Finance Partners' complaint was not served until after the directors of the three companies had approved the execution and delivery of the consolidation agreement. Neither the directors nor management were aware of the existence of the complaint until it was served on August 28th.

   On September 5, 2001, Harbor Finance Partners was invited to meet with Reading to discuss their concerns with respect to the consolidation. In preparation for that meeting, Reading entered into a Confidentiality Agreement with Harbor Finance Partners dated September 13, 2001, and on September 17, 2001 forwarded to Harbor Finance Partners the presentations made by Marshall & Stevens to the conflicts committees on May 3, 2001, June 21, 2001 and July 17 and 18, 2001.

   On September 25, 2001, Reading met with legal counsel and a financial advisor to Harbor Finance Partners. During the meeting, Harbor Finance Partners' legal counsel and advisor raised the following concerns on behalf of Harbor Finance Partners:

  . The presence of a "buy-out premium" of less that 10% in light of precedents cited by the financial advisor to Harbor Finance Partners as to the payment of higher premiums in other "buy-out situations;"

  . The use by Marshall & Stevens of six-months trading histories as one element in their determination of the fair exchange ratio recommended to the Reading conflicts committee and the Reading board of directors;

  . The use by Marshall & Stevens of what Harbor Finance Partners took to be "book value" numbers in connection with their "market valuation" of Reading and the lack of assignment of any specific value to the Reading net operating loss carryovers in that "market valuation;" and

  . The scope and extent of the disclosure in the joint proxy statement/prospectus. Specifically, Mr. Houston and Ms. Preston expressed the view that the disclosure was unclear as to the extent to which appraisals were relied upon in valuing Reading, and that they would appreciate greater disclosure regarding the basis for the determination to use a single financial advisor to assist with the setting of the conversion ratios.

   Harbor Finance Partners' legal counsel and financial advisor also stated that in their view, the Reading conversion ratio should have been 1.7 to 1 based on an average of their adjustments for each of the above referenced items.

   During the course of this meeting, Reading expressed its management's view that plaintiff's allegations in the complaint were without merit, and that Reading intends to vigorously defend against plaintiff's lawsuit. Following the meeting, the issues raised by Harbor Finance Partners' legal counsel and financial advisor were brought to the attention of the Reading conflicts committee and the Reading board of directors. After considering the issues raised by Harbor Finance Partners, the Reading conflicts committee and the board of directors have determined to continue moving forward with the consolidation. On November 7, 2001, this determination was communicated to Harbor Finance Partners.

   The City of Philadelphia (the "City") has asserted that Reading's North Viaduct property requires environmental decontamination and that the Consolidated Company's share of any such remediation cost will aggregate approximately $3,500,000. The Consolidated Company presently is in discussions with the City involving a possible conveyance of the property and believes that reserves related to the North Viaduct are adequate. Certain of the subsidiaries of Reading were historically involved in railroad operations, coal mining and manufacturing. Also, certain of these subsidiaries appear in the chain of title of properties which may suffer from pollution. Accordingly, certain of these subsidiaries have, from time to time, been named in and may in the future be named in various actions brought under applicable environmental laws. The Consolidated Company does not currently believe that its exposure under applicable environmental laws is material in amount.

   The Internal Revenue Service (the "IRS") has completed its audits of the Craig tax return for its tax year ended June 30, 1997, and of the Reading tax return for its tax year ended December 31, 1996. With respect to both Craig and Reading, the principal focus of these audits had been the treatment of the contribution by Reading Entertainment, Inc. to Reading Australia and subsequent repurchase by Stater Bros. Inc. from Reading Australia of certain preferred stock in Stater Bros. Inc. (the "Stater Stock") received by Reading Entertainment, Inc. from Craig as a part of a private placement of securities by Reading Entertainment, Inc. that closed in October 1996.

   By letters dated November 9, 2001, the IRS issued reports of examination proposing changes to the tax returns of Craig and Reading for the years in question (the "Examination Reports"). The Examination Report for each of Craig and Reading proposes that the gain on the disposition by Reading Entertainment Inc. of the Stater Stock, reported as taxable on the Reading return, should be reallocated to Craig. This proposed change would result in an additional tax liability for Craig of approximately $21,000,000 plus interest. As reported on Reading's return, the gain on the disposition of the Stater Stock was fully offset for regular income tax purposes by net operating losses, but gave rise to an alternative minimum tax liability of approximately $2,000,000. Under the Examination Report issued to Reading, a consequence of the reallocation to Craig of the gain on the disposition of the Stater Stock is the elimination of Reading's alternative minimum tax liability, which would result in a refund to Reading of approximately $2,000,000, plus interest.

   The Examination Reports do not constitute a final determination of Craig's or Reading's tax liability. Craig and Reading have thirty days from the date of the Examination Reports to agree with the proposed changes in such reports or to seek review of these proposed changes with the IRS Office of the Regional Director of Appeals. The Company believes, based upon advice of experienced and respected tax counsel, that its tax position with respect to the transfer of the Stater Stock by Craig to Reading Entertainment, Inc., and by Reading Entertainment, Inc. to Reading Australia and by Reading Australia to Stater Bros, Inc. was correct.

   The Company intends to appeal and to vigorously contest the IRS' proposed changes in its Examination Report. However, no assurances can be given that it will quickly or ultimately prevail in its positions. The company has been advised by Reading that it does not intend to challenge the finding in the Examination Report that it is entitled to a refund. However, in the event that Craig prevails in its appeal, the IRS would be free (absent a settlement with Reading) to revisit its position with respect to the refund to Reading and with respect to the availability of the Reading losses to offset any gain in the disposition of the Stater Stock by Reading.

   The potential that the IRS might take the position currently stated in its Examination Report was taken into consideration by the management of Craig, Citadel and Reading, and by the respective special committees and boards of directors of Craig, Citadel and Reading, in adopting the exchange ratios contemplated by the Merger Agreement, and is not anticipated to interfere with the consummation of the consolidation provided for by the Merger Agreement.

   Craig has entered into agreements with the FTB tolling the applicable statutes of limitation with respect to such returns.

   At September 30, 2001, Craig had cash and cash equivalents of $276,000. Reading is majority owned by Craig, and accordingly, is included in the consolidated financial statements. However, Craig and Reading are separate public companies and each entity's capital resources and liquidity is legally independent of the other and any intercompany loans or receivables would require approval of each separate company's Board of Directors.

   In 2000, the administrative offices of Reading were moved to Los Angeles, in space adjacent to the current executive offices of the Company and Citadel, and the general and administrative functions and staffs of the three companies were consolidated and substantially all of the general and administrative employees of the three companies were moved to the Craig payroll. The costs of these employees, as well as general and administrative expenses such as executive office space rent, are now allocated among the various members of the Craig Group of Companies based upon the relative amounts of time spent by these employees on the business of such companies. These allocations are made in the first instance by management and are reviewed periodically by the Conflict Committees of the Boards of Directors of Craig, Reading and Citadel. As a result of this management agreement with Reading and Citadel, (1) Craig's general and administrative expenses have decreased significantly from prior years as a majority of the general and administrative costs are allocated to Reading and Citadel, and (2) Craig's liquidity became dependent on the reimbursements of allocated costs from Reading and Citadel and on Reading's ability to pay dividends on the Series B Voting Preferred Stock held by Craig amounting to approximately $3,575,000 annually. For now, the Consolidated Company intends to allow dividends with respect to the Series B Voting Preferred Stock held by Craig to accumulate indefinitely. At September 30, 2001, the accrued amount was $9,831,250.

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

   The results contemplated by the Company's forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, continuing effects of the September 11/th/ tragedy, delays in obtaining leases and permits for new multiplex locations, construction risks and delays, the lack of strong film product, the impact of competition, ability to resolve IRS audits favorably, market and other risks associated with the Company's investment activities, consummation of the proposed consolidation plan with Citadel and Reading, and other factors described herein.

Item 3--Quantitative and Qualitative Disclosure about Market Risk

   The financial performance and results of operations of the Consolidated Company may be affected by changes in interest rates and currency exchange rates.

   Approximately 40% and 13% of the Consolidated Company's assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, at September 30, 2001 compared to 41% and 7% at December 31, 2000. At September 30, 2001, $1,949,000 and $605,000
of the Consolidated Company's $3,461,000 in cash and cash equivalents was invested in Australian and New Zealand dollars compared to $2,852,000 and $101,000 of the $16,475,000 in cash and cash equivalents at December 31, 2000. The Consolidated Company has secured bank borrowings for developments planned for 2001. Such borrowings are originated in the local currencies. Unless the Consolidated Company elects to hedge its foreign exchange exposure, approximately 53% of the Consolidated Company's assets (based upon the amount at September 30, 2001) will continue to be invested in assets subject to exchange fluctuations between the U.S. and Australian and New Zealand dollars. At December 31, 2000 approximately 48% of the Consolidated Company's assets were invested in assets subject to currency fluctuations. The Consolidated Company has no current plan to hedge such exposure.

   During the nine months ended September 30, 2001, the Consolidated Company recognized an unrealized foreign currency translation loss of approximately ($6,927,000) (included as a component of comprehensive loss in the Consolidated Statement of Shareholders' Equity contained elsewhere herein) compared to an unrealized loss of approximately ($13,716,000) during the same period in 2000. The unrealized loss recorded during the nine months ended September 30, 2001 and 2000 related to the decrease in the value of the Australian and New Zealand dollars relative to the U.S dollars. The exchanges rates of the U.S dollar per Australian dollar were $0.4946 and $0.5560 at September 30, 2001 and December 31, 2000, respectively, and the exchange rates of the U.S dollar per New Zealand dollar were $0.4067 and $0.4423 at September 30, 2001 and December 31, 2000, respectively.

   In September 2000, Reading Australia opened the cinema portion of its Auburn development and opened its Belmont development in 2001. As more of the Consolidated Company's cinemas exhibition business becomes concentrated in Australia and New Zealand in 2001 and as a result of the Consolidated Company's sale of its domestic cinema operations in March 2001, the Consolidated Company's income from operations may be significantly affected by foreign currency exchange rate fluctuations.

                          PART II--Other Information

Item 1--Legal Proceedings

  Harbor Finance Partners

   On August 3, 2001, Harbor Finance Partners filed a purposed class action complaint in the Nevada State District Court, Clary County, Nevada, styled Harbor Finance Partners, Plaintiff v. James J. Cotter, Robert F. Smerling, S. Craig Tompkins, Scott A. Braley, Robert M. Loeffler, Kenneth S. McCormick, Craig Corporation, and Reading Entertainment, Inc., Case no. A438155. The Harbor complaint alleges that the Reading directors and Craig, as the controlling stockholders of Reading, have breached their respective duties to the stockholders of Reading in various respects, and seeks various remedies, including preliminary and permanent injunctions against the closing of the consolidation and monetary damages.

   Essentially, the Harbor Finance Partners complaint alleges that the defendants are attempting to deceive the plaintiff and the class and deprive them unfairly of their investment in Reading, and that the defendants have further breached their respective duties by (1) entering into an agreement that would result in a less than 10% premium for the exchange of their Reading shares for Citadel nonvoting common stock and at an exchange ration that is alleged to be "grossly unfair, inadequate, and substantially below the fair or inherent value of Reading" and that allegedly fails to take into account plaintiff's assertion that "the intrinsic value of the equity of Reading is materially greater than the consideration being considered, taking into account Reading's asset value, liquidation value, its expected growth and the strength of its business:" (2) failing to negotiate any collar on the stock price movements of Citadel to guarantee that Reading shareholders would receive a premium for their shares; (3) failing to disclose, "inter alia, the full extent of the future earnings potential of Reading and the expected increase in profitability;" and (4) entering into a merger transaction which is allegedly an "unlawful plan and scheme to obtain the entire ownership of Reading at the lowest possible price' and which allegedly "deny class members their right to share proportionately in the true value of Reading's valuable assets, profitable business, future growth in profits and earnings, while usurping the same for the benefit of the defendants at an unfair and inadequate price."

  Alphin Litigation

   On October 26, 2001, the Pennsylvania Court of Appeals affirmed the grant by the trial court of Summary Judgment in our favor of the Company and all other defendants in Alphin v. James J. Cotter et al.

   In addition, please refer to Item 3 entitled "Legal Proceedings" contained in the Company's Form 10-K for the fiscal year ended December 31, 2000.

Item 2--Change in Securities

   Not applicable.

Item 3--Defaults Upon Senior Securities

   Not applicable.

Item 4--Submission of Matters to a Vote of Security Holders

   Not applicable.

Item 5--Other Information

   Not applicable.

Item 6--Exhibits and Reports on Form 8-K

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

                                          CRAIG CORPORATION REGISTRANT

Date: November 15, 2001
                                                   /s/ JAMES J. COTTER
                                          By: _________________________________
                                                     James J. Cotter
                                                 Chief Executive Officer

Date: November 15, 2001
                                               /s/ ANDRZEJ J. MATYCZYNSKI
                                          By: _________________________________
                                                 Andrzej J. Matyczynski
                                                 Chief Financial Officer